Form 10-Q
period 2023-03-31
National Bank Holdings Corp
filed 2023-05-09
CIK 1475841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 5, 2023, the registrant had outstanding 37,710,702 shares of Class A voting common stock, each with $0.01 par value per share, excluding 195,287 shares of restricted Class A common stock issued but not yet vested.

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

Forward-looking statements involve certain important risks, uncertainties and other factors, any of which could cause actual results to differ materially from those in such statements and, therefore, you are cautioned not to place undue reliance on such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●       the impact of recent high profile large bank closures, including potential regulatory changes to capital requirements, treatment of investment securities and FDIC deposit insurance levels and costs, along with potential changes in short-term and long-term consumer behavior in response to these closures and volatility in the banking sector;

●       our ability to execute our business strategy, including our digital strategy, as well as changes in our business strategy or development plans;

●       business and economic conditions generally and in the financial services industry;

●       effects of any potential government shutdowns;

●       economic, market, operational, liquidity, credit and interest rate risks associated with our business, including increased competition for deposits due to prevailing market interest rates and banking sector volatility;

●       economic, market, operational, liquidity, credit and interest rate risks associated with our business, including increased competition for deposits due to prevailing market rates and banking sector volatility;

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

●       our ability to integrate acquisitions, such as Community Bancorporation, Bancshares of Jackson Hole Incorporated or Cambr Solutions, LLC, or consolidations and to achieve synergies, operating efficiencies and/or other expected benefits within expected time-frames, or at all, or within expected cost projections, and to preserve the goodwill of any acquired institutions;

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

PART I: FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)

(In thousands, except share and per share data)

	March 31, 2023	December 31, 2022
ASSETS
Cash and due from banks	$368,956	$194,756
Interest bearing bank deposits	749	749
Cash and cash equivalents	369,705	195,505
Investment securities available-for-sale (at fair value)	695,485	706,289
Investment securities held-to-maturity (fair value of $555,256 and $559,924 at March 31, 2023 and December 31, 2022, respectively)	637,921	651,527
Non-marketable securities	120,733	89,049
Loans	7,345,298	7,220,469
Allowance for credit losses	(90,343)	(89,553)
Loans, net	7,254,955	7,130,916
Loans held for sale	24,594	22,767
Other real estate owned	3,458	3,731
Premises and equipment, net	140,417	136,111
Goodwill	279,132	279,132
Intangible assets, net	58,619	59,887
Other assets	332,204	298,329
Total assets	$9,917,223	$9,573,243
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing demand deposits	$2,920,891	$3,134,716
Interest bearing demand deposits	1,098,172	913,852
Savings and money market	2,584,128	2,950,658
Time deposits	978,489	873,400
Total deposits	7,581,680	7,872,626
Securities sold under agreements to repurchase	21,492	20,214
Long-term debt, net	53,968	53,890
Federal Home Loan Bank advances	1,000,000	385,000
Other liabilities	126,356	149,311
Total liabilities	8,783,496	8,481,041
Shareholders’ equity:
Common stock, par value $0.01 per share: 400,000,000 shares authorized; 51,487,907 and 51,487,907 shares issued; 37,641,381 and 37,608,519 shares outstanding at March 31, 2023 and December 31, 2022, respectively	515	515
Additional paid-in capital	1,160,436	1,159,508
Retained earnings	361,440	330,721
Treasury stock of 13,680,348 and 13,714,251 shares at March 31, 2023 and December 31, 2022, respectively, at cost	(310,037)	(310,338)
Accumulated other comprehensive loss, net of tax	(78,627)	(88,204)
Total shareholders’ equity	1,133,727	1,092,202
Total liabilities and shareholders’ equity	$9,917,223	$9,573,243

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share data)

	For the three months ended
	March 31,
	2023	2022
Interest and dividend income:
Interest and fees on loans	$105,121	$44,095
Interest and dividends on investment securities	6,861	4,862
Dividends on non-marketable securities	898	209
Interest on interest-bearing bank deposits	653	359
Total interest and dividend income	113,533	49,525
Interest expense:
Interest on deposits	11,049	2,531
Interest on borrowings	7,595	333
Total interest expense	18,644	2,864
Net interest income before provision for credit losses	94,889	46,661
Provision for credit loss expense (release)	900	(322)
Net interest income after provision for credit losses	93,989	46,983
Non-interest income:
Service charges	4,101	3,710
Bank card fees	4,637	4,123
Mortgage banking income	3,216	9,666
Bank-owned life insurance income	645	532
Other non-interest income	2,066	1,023
Total non-interest income	14,665	19,054
Non-interest expense:
Salaries and benefits	32,989	29,336
Occupancy and equipment	9,073	6,396
Data processing	3,752	2,381
Marketing and business development	870	673
FDIC deposit insurance	2,178	482
Bank card expenses	1,328	1,268
Professional fees	2,590	814
Other non-interest expense	4,149	2,436
Other intangible assets amortization	1,363	296
Total non-interest expense	58,292	44,082
Income before income taxes	50,362	21,955
Income tax expense	10,079	3,603
Net income	$40,283	$18,352
Earnings per share—basic	$1.06	$0.61
Earnings per share—diluted	1.06	0.60
Weighted average number of common shares outstanding:
Basic	37,785,488	30,120,195
Diluted	38,074,973	30,479,261

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In thousands)

	For the three months ended
	March 31,
	2023	2022
Net income	$40,283	$18,352
Other comprehensive income (loss), net of tax:
Securities available-for-sale:
Net unrealized gains (losses) arising during the period, net of tax (expense) benefit of ($2,731) and $9,837 for the three months ended March 31, 2023 and 2022, respectively	8,955	(31,579)
Less: amortization of net unrealized holding gains to income, net of tax benefit of $16 and $28 for the three months ended March 31, 2023 and 2022, respectively	(51)	(91)
Cash flow hedges:
Net unrealized gains arising during the period, net of tax expense of $173 for the three months ended March 31, 2023	566	—
Less: reclassification adjustment for gains included in net income, net of tax expense of $32 for the three months ended March 31, 2023	107	—
Other comprehensive income (loss)	9,577	(31,670)
Comprehensive income (loss)	$49,860	$(13,318)

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Three months ended March 31, 2023 and 2022

(In thousands, except share and per share data)

					Accumulated
		Additional			other
	Common	paid-in	Retained	Treasury	comprehensive
	stock	capital	earnings	stock	loss, net	Total
Balance, December 31, 2021	$515	$1,014,294	$289,876	$(457,616)	$(6,963)	$840,106
Net income	—	—	18,352	—	—	18,352
Stock-based compensation	—	1,151	—	—	—	1,151
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $1,104, net	—	(1,113)	—	397	—	(716)
Cash dividends declared ($0.23 per share)	—	—	(7,008)	—	—	(7,008)
Other comprehensive loss	—	—	—	—	(31,670)	(31,670)
Balance, March 31, 2022	$515	$1,014,332	$301,220	$(457,219)	$(38,633)	$820,215
Balance, December 31, 2022	$515	$1,159,508	$330,721	$(310,338)	$(88,204)	$1,092,202
Net income	—	—	40,283	—	—	40,283
Stock-based compensation	—	1,427	—	—	—	1,427
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $753, net	—	(499)	—	301	—	(198)
Cash dividends declared ($0.25 per share)	—	—	(9,564)	—	—	(9,564)
Other comprehensive income	—	—	—	—	9,577	9,577
Balance, March 31, 2023	$515	$1,160,436	$361,440	$(310,037)	$(78,627)	$1,133,727

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$40,283	$18,352
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for credit loss expense (release)	900	(322)
Depreciation and amortization	5,117	3,422
Change in current income tax receivable	9,551	1,398
Change in deferred income taxes	3,392	(7,750)
Discount accretion, net of premium amortization on securities	(116)	724
Gain on sale of mortgages, net	(2,370)	(8,409)
Origination of loans held for sale, net of repayments	(99,105)	(282,614)
Proceeds from sales of loans held for sale	97,311	342,071
Originations of mortgage serving rights	(275)	(1,679)
Gain on sale of fixed assets	—	(696)
Stock-based compensation	1,427	1,151
Operating lease payments	(1,411)	(1,201)
Change in other assets	(49,455)	(3,017)
Change in other liabilities	(24,044)	(12,669)
Net cash (used in) provided by operating activities	(18,795)	48,761
Cash flows from investing activities:
Proceeds from non-marketable securities	4,662	60
Proceeds from maturities of investment securities available-for-sale	22,502	39,108
Proceeds from maturities of investment securities held-to-maturity	16,201	41,422
Proceeds from sales of other real estate owned	249	2,068
Purchase of non-marketable securities	(35,901)	(4,027)
Purchase of investment securities available-for-sale	—	(179,369)
Purchase of investment securities held-to-maturity	(2,451)	—
(Purchases) sales of premises and equipment, net	(6,701)	420
Net increase in loans	(122,451)	(140,033)
Net cash used in investing activities	(123,890)	(240,351)
Cash flows from financing activities:
Net (decrease) increase in deposits	(291,138)	136,637
Net increase in repurchase agreements and other short-term borrowings	1,278	1,976
Advances from the Federal Home Loan Bank	990,000	—
Federal Home Loan Bank repayments	(375,000)	—
Issuance of stock under purchase and equity compensation plans	(237)	(760)
Proceeds from exercise of stock options	—	8
Payment of dividends	(9,532)	(7,092)
Net cash provided by financing activities	315,371	130,769
Increase (decrease) in cash, cash equivalents and restricted cash(1)	172,686	(60,821)
Cash, cash equivalents and restricted cash at beginning of the year(1)	198,519	850,220
Cash, cash equivalents and restricted cash at end of period(1)	$371,205	$789,399
Supplemental disclosure of cash flow information during the period:
Cash paid for interest	$15,348	$2,269
Net tax payments	37	89
Supplemental schedule of non-cash activities:
Increase in loans purchased but not settled	$—	$22,739
Loans transferred from loans held for sale to loans	2,337	2,058

(1)

Included in restricted cash at March 31, 2023 and 2022 is $1.5 million and $3.0 million, respectively, placed in escrow for certain potential liabilities, for which the Company is indemnified, resulting from a previous acquisition. The restricted cash is included in other assets in the Company’s consolidated statements of financial condition.

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2023

Note 1 Basis of Presentation

National Bank Holdings Corporation ("NBHC" or the "Company") is a bank holding company that was incorporated in the State of Delaware in 2009. The Company is headquartered in Greenwood Village, Colorado, and its primary operations are conducted through its wholly owned subsidiaries NBH Bank and Bank of Jackson Hole Trust. NBH Bank is a Colorado state-chartered bank and a member of the Federal Reserve System, and Bank of Jackson Hole Trust is a Wyoming state-chartered bank and a member of the Federal Reserve System. The Company provides a variety of banking products to both commercial and consumer clients through a network of over 95 banking centers, as of March 31, 2023, located primarily in Colorado, the greater Kansas City region, Utah, Wyoming, Texas, New Mexico and Idaho, as well as through online and mobile banking products and services.

The accompanying interim unaudited consolidated financial statements serve to update the National Bank Holdings Corporation Annual Report on Form 10-K for the year ended December 31, 2022 and include the accounts of the Company and its wholly owned subsidiaries, NBH Bank and Bank of Jackson Hole Trust. The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and where applicable, with general practices in the banking industry or guidelines prescribed by bank regulatory agencies. However, they may not include all information and notes necessary to constitute a complete set of financial statements under GAAP applicable to annual periods and accordingly should be read in conjunction with the financial information contained in the Company's most recent Form 10-K. The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results presented. All such adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications of prior years' amounts are made whenever necessary to conform to current period presentation. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the full year or any other interim period. All amounts are in thousands, except share data, or as otherwise noted.

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

The Company's significant accounting policies followed in the preparation of the unaudited consolidated financial statements are disclosed in note 2 of the audited financial statements and notes for the year ended December 31, 2022 and are contained in the Company's Annual Report on Form 10-K. There have been no significant changes to the application of significant accounting policies since December 31, 2022.

Note 2 Recent Accounting Pronouncements

The Company has not adopted any recent accounting pronouncements in addition to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, except for the following:

In March 2022, the FASB issued ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminates the accounting guidance on troubled debt restructurings (“TDR”) and requires disclosure of current-period gross write-offs by year of origination. The guidance also updates the requirements related to accounting for credit losses under ASC Topic 326 and adds enhanced disclosures for creditors with respect to loan refinancing and modifications of loans for borrowers experiencing financial difficulty. The Company adopted ASU 2022-02 on January 1, 2023 using a modified retrospective approach. A cumulative effect adjustment was not booked to retained earnings as it was immaterial. The update has not had a material impact to our financial statements apart from changes in disclosures.

In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging – Portfolio Layer Method. The purpose of this updated guidance is to further align risk management objectives with hedge accounting results on the application of the last-of-layer method, which was first introduced in ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The Company adopted ASU 2022-01 on January 1, 2023, and the update has not had a material impact on its financial statements.

Note 3 Investment Securities

The Company’s investment securities portfolio is comprised of available-for-sale and held-to-maturity investment securities. These investment securities totaled $1.3 billion at March 31, 2023 and included $0.7 billion of available-for-sale securities and $0.6 billion of held-to-maturity securities. At December 31, 2022, investment securities totaled $1.4 billion and included $0.7 billion of available-for-sale securities and $0.7 billion of held-to-maturity securities.

Available-for-sale

Available-for-sale securities are summarized as follows as of the dates indicated:

	March 31, 2023
	Amortized	Gross	Gross
	cost	unrealized gains	unrealized losses	Fair value
U.S. Treasury securities	$74,148	$—	$(1,994)	$72,154
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	256,267	18	(34,076)	222,209
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	463,907	—	(65,625)	398,282
Municipal securities	155	—	(1)	154
Corporate debt	2,000	—	(108)	1,892
Other securities	794	—	—	794
Total investment securities available-for-sale	$797,271	$18	$(101,804)	$695,485

	December 31, 2022
	Amortized	Gross	Gross
	cost	unrealized gains	unrealized losses	Fair value
U.S. Treasury securities	$74,031	$—	$(2,643)	$71,388
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	263,939	1	(37,809)	226,131
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	478,866	—	(72,940)	405,926
Municipal securities	155	—	(2)	153
Corporate debt	2,000	—	(80)	1,920
Other securities	771	—	—	771
Total investment securities available-for-sale	$819,762	$1	$(113,474)	$706,289

During the three months ended March 31, 2023, there were no purchases of available-for-sale securities. During the three months ended March 31, 2022, purchases of available-for-sale securities totaled $179.4 million. Maturities and paydowns of available-for-sale securities during the three months ended March 31, 2023 and 2022 totaled $22.5 million and $39.1 million, respectively. There were no sales of available-for-sale securities during the three months ended March 31, 2023 or 2022.

At March 31, 2023 and December 31, 2022, the Company’s available-for-sale investment portfolio was primarily comprised of U.S. Treasury securities and mortgage-backed securities. All mortgage-backed securities were backed by government sponsored enterprises (“GSE”) collateral such as Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”), and the government owned agency Government National Mortgage Association (“GNMA”).

The tables below summarize the available-for-sale securities with unrealized losses as of the dates shown, along with the length of the impairment period:

	March 31, 2023
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. Treasury securities	$72,153	$(1,994)	$—	$—	$72,153	$(1,994)
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	43,304	(2,112)	175,914	(31,964)	219,218	(34,076)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	25,905	(1,745)	372,230	(63,880)	398,135	(65,625)
Municipal securities	154	(1)	—	—	154	(1)
Corporate debt	1,892	(108)	—	—	1,892	(108)
Total	$143,408	$(5,960)	$548,144	$(95,844)	$691,552	$(101,804)

	December 31, 2022
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. Treasury securities	$71,388	$(2,643)	$—	$—	$71,388	$(2,643)
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	83,748	(6,686)	141,272	(31,123)	225,020	(37,809)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	196,449	(22,809)	209,477	(50,131)	405,926	(72,940)
Municipal securities	153	(2)	—	—	153	(2)
Corporate debt	1,920	(80)	—	—	1,920	(80)
Total	$353,658	$(32,220)	$350,749	$(81,254)	$704,407	$(113,474)

Management evaluated all of the available-for-sale securities in an unrealized loss position at March 31, 2023 and December 31, 2022. The portfolio included 238 securities, which were in an unrealized loss position at March 31, 2023, compared to 244 securities at December 31, 2022. The unrealized losses in the Company's investment portfolio at March 31, 2023 were caused by changes in interest rates. The Company has no intention to sell these securities and believes it will not be required to sell the securities before the recovery of their amortized cost. Management believes that default of the available-for-sale securities is highly unlikely. FHLMC, FNMA and GNMA guaranteed mortgage-backed securities and U.S. Treasury securities have a long history of zero credit losses, an explicit guarantee by the U.S. government (although limited for FNMA and FHLMC securities) and yields that generally trade based on market views of prepayment and liquidity risk rather than credit risk.

The tables below summarize the credit quality indicators, by fair value, of available-for-sale securities as of the dates shown:

	March 31, 2023
	AAA	Not rated	Total
U.S. Treasury securities	$72,154	$—	$72,154
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	222,209	—	222,209
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	398,282	—	398,282
Municipal securities	—	154	154
Corporate debt	—	1,892	1,892
Other securities	—	794	794
Total investment securities available-for-sale	$692,645	$2,840	$695,485

	December 31, 2022
	AAA	Not rated	Total
U.S. Treasury securities	$71,388	$—	$71,388
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	226,131	—	226,131
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	405,926	—	405,926
Municipal securities	—	153	153
Corporate debt	—	1,920	1,920
Other securities	—	771	771
Total investment securities available-for-sale	$703,445	$2,844	$706,289

Certain securities are pledged as collateral for public deposits, securities sold under agreements to repurchase and to secure borrowing capacity at the Federal Reserve Bank (“FRB”), if needed. The fair value of available-for-sale investment securities pledged as collateral totaled $267.6 million and $484.9 million at March 31, 2023 and December 31, 2022, respectively. The Bank may also pledge available-for-sale investment securities as collateral for Federal Home Loan Bank (“FHLB”) advances. No securities were pledged for this purpose at March 31, 2023 or December 31, 2022.

A summary of the available-for-sale securities by maturity is shown in the following table as of March 31, 2023. Mortgage-backed securities may have actual maturities that differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments and are therefore not included in the table below. Additionally, the Company holds other available-for-sale securities with an amortized cost and fair value of $0.8 million that have no stated contractual maturity date.

	March 31, 2023
			Weighted
	Amortized Cost	Fair Value	Average Yield
U.S. Treasury securities
After one but within five years	$74,148	$72,154	2.54%
Municipal securities
After one but within five years	155	154	3.17%
Corporate debt
After five but within ten years	2,000	1,892	5.87%

As of March 31, 2023 and December 31, 2022, accrued interest receivable (“AIR”) from available-for-sale investment securities totaled $1.4 million and $1.5 million, respectively, and was included within other assets in the consolidated statements of financial condition.

Held-to-maturity

Held-to-maturity investment securities are summarized as follows as of the dates indicated:

	March 31, 2023
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
U.S. Treasury securities	$49,117	$—	$(976)	$48,141
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	331,996	529	(37,279)	295,246
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	256,808	28	(44,967)	211,869
Total investment securities held-to-maturity	$637,921	$557	$(83,222)	$555,256

	December 31, 2022
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
U.S. Treasury securities	$49,045	$—	$(1,416)	$47,629
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	339,815	163	(41,162)	298,816
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	262,667	—	(49,188)	213,479
Total investment securities held-to-maturity	$651,527	$163	$(91,766)	$559,924

During the three months ended March 31, 2023, purchases of held-to-maturity securities totaled $2.5 million. There were no purchases of held-to-maturity securities during the three months ended March 31, 2022. Maturities and paydowns of held-to-maturity securities totaled $16.2 million and $41.4 million during the first quarter of 2023 and 2022, respectively.

The held-to-maturity portfolio included 111 securities which were in an unrealized loss position as of March 31, 2023 compared to 129 securities at December 31, 2022. The tables below summarize the held-to-maturity securities with unrealized losses as of the dates shown, along with the length of the impairment period:

	March 31, 2023
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. Treasury securities	$48,141	$(976)	$—	$—	$48,141	$(976)
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	48,855	(1,481)	195,980	(35,798)	244,835	(37,279)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	23,337	(684)	185,348	(44,283)	208,685	(44,967)
Total	$120,333	$(3,141)	$381,328	$(80,081)	$501,661	$(83,222)

	December 31, 2022
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. Treasury securities	$47,629	$(1,416)	$—	$—	$47,629	$(1,416)
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	83,323	(3,804)	182,159	(37,358)	265,482	(41,162)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	34,704	(1,145)	178,776	(48,043)	213,480	(49,188)
Total	$165,656	$(6,365)	$360,935	$(85,401)	$526,591	$(91,766)

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

The tables below summarize the credit quality indicators, by amortized cost, of held-to-maturity securities as of the dates shown:

March 31, 2023
AAA
U.S. Treasury securities	$49,117
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	331,996
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	256,808
Total investment securities held-to-maturity	$637,921

December 31, 2022
AAA
U.S. Treasury securities	$49,045
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	339,815
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	262,667
Total investment securities held-to-maturity	$651,527

Certain securities are pledged as collateral for public deposits, securities sold under agreements to repurchase and to secure borrowing capacity at the FRB, if needed. The carrying value of held-to-maturity investment securities pledged as collateral totaled $590.6 million and $355.3 million at March 31, 2023 and December 31, 2022, respectively. The Company may also pledge held-to-maturity investment securities as collateral for FHLB advances. No held-to-maturity investment securities were pledged for this purpose at March 31, 2023 or December 31, 2022.

A summary of the held-to-maturity securities by maturity is shown in the following table as of March 31, 2023. Actual maturities of mortgage-backed securities may differ from scheduled maturities depending on the repayment characteristics and experience of the underlying financial instruments and are therefore not included in the table below.

	March 31, 2023
			Weighted
	Amortized Cost	Fair Value	Average Yield
U.S. Treasury securities
After one but within five years	$49,117	$48,141	3.14%

As of March 31, 2023 and December 31, 2022, AIR from held-to-maturity investment securities totaled $1.4 million and $1.1 million, respectively, and was included within other assets in the consolidated statements of financial condition.

Note 4 Non-marketable Securities

Non-marketable securities totaled $120.7 million and $89.0 million at March 31, 2023 and December 31, 2022, respectively, and included FRB stock, FHLB stock and other non-marketable securities. During the three months ended March 31, 2023 and 2022, purchases of non-marketable securities totaled $35.9 million and $4.0 million, respectively. Proceeds from non-marketable securities totaled $4.7 million and $60 thousand during three months ended March 31, 2023 and 2022, respectively.

At March 31, 2023, the Company held $45.6 million of FHLB stock and $23.7 million of FRB stock for regulatory or debt facility purposes. At December 31, 2022, the Company held $20.3 million of FHLB stock and $18.1 million of FRB stock. Purchases of FHLB and FRB stock totaled $35.9 million and zero during the three months ended March 31, 2023 and 2022, respectively. These are restricted securities which, lacking a market, are carried at cost. There have been no identified events or changes in circumstances that may have an adverse effect on the investments carried at cost.

At March 31, 2023, other non-marketable securities totaled $51.4 million and consisted of equity method investments totaling $22.4 million and convertible preferred stock without a readily determinable fair value totaling $29.0 million. At December 31, 2022, other non-marketable securities totaled $50.7 million and consisted of equity method investments totaling $21.7 million and convertible preferred stock without a readily determinable fair value totaling $29.0 million. During the three months ended March 31, 2023 and 2022, purchases of other non-marketable securities totaled zero and $4.0 million, respectively.

Note 5 Loans

The loan portfolio is comprised of loans originated by the Company and loans that were acquired in connection with the Company’s acquisitions.

The tables below show the loan portfolio composition including carrying value by segment as of the dates shown. The carrying value of loans is net of discounts, fees, costs and fair value marks of $37.5 million and $38.8 million as of March 31, 2023 and December 31, 2022, respectively.

	March 31, 2023
	Total loans	% of total
Commercial	$4,228,950	57.6%
Commercial real estate non-owner occupied	1,824,524	24.8%
Residential real estate	1,271,798	17.3%
Consumer	20,026	0.3%
Total	$7,345,298	100.0%

	December 31, 2022
	Total loans	% of total
Commercial	$4,251,780	58.9%
Commercial real estate non-owner occupied	1,696,050	23.5%
Residential real estate	1,251,281	17.3%
Consumer	21,358	0.3%
Total	$7,220,469	100.0%

Information about delinquent and non-accrual loans is shown in the following tables at March 31, 2023 and December 31, 2022:

	March 31, 2023
		Greater
	30-89 days	than 90 days		Total past
	past due and	past due and	Non-accrual	due and
	accruing	accruing	loans	non-accrual	Current	Total loans
Commercial:
Commercial and industrial	$1,224	$—	$1,631	$2,855	$1,987,928	$1,990,783
Municipal and non-profit	—	—	—	—	980,117	980,117
Owner occupied commercial real estate	—	—	2,200	2,200	920,914	923,114
Food and agribusiness	75	141	620	836	334,100	334,936
Total commercial	1,299	141	4,451	5,891	4,223,059	4,228,950
Commercial real estate non-owner occupied:
Construction	—	—	—	—	341,197	341,197
Acquisition/development	—	—	—	—	123,696	123,696
Multifamily	—	—	—	—	270,532	270,532
Non-owner occupied	—	—	149	149	1,088,950	1,089,099
Total commercial real estate	—	—	149	149	1,824,375	1,824,524
Residential real estate:
Senior lien	633	30	4,268	4,931	1,176,742	1,181,673
Junior lien	342	10	605	957	89,168	90,125
Total residential real estate	975	40	4,873	5,888	1,265,910	1,271,798
Consumer	34	4	73	111	19,915	20,026
Total loans	$2,308	$185	$9,546	$12,039	$7,333,259	$7,345,298

	March 31, 2023
	Non-accrual loans	Non-accrual loans
	with a related	with no related
	allowance for	allowance for	Non-accrual
	credit loss	credit loss	loans
Commercial:
Commercial and industrial	$1,631	$—	$1,631
Municipal and non-profit	—	—	—
Owner occupied commercial real estate	781	1,419	2,200
Food and agribusiness	34	586	620
Total commercial	2,446	2,005	4,451
Commercial real estate non-owner occupied:
Construction	—	—	—
Acquisition/development	—	—	—
Multifamily	—	—	—
Non-owner occupied	149	—	149
Total commercial real estate	149	—	149
Residential real estate:
Senior lien	3,138	1,130	4,268
Junior lien	302	303	605
Total residential real estate	3,440	1,433	4,873
Consumer	66	7	73
Total loans	$6,101	$3,445	$9,546

	December 31, 2022
		Greater
	30-89 days	than 90 days		Total past
	past due and	past due and	Non-accrual	due and
	accruing	accruing	loans	non-accrual	Current	Total loans
Commercial:
Commercial and industrial	$919	$53	$2,601	$3,573	$2,021,262	$2,024,835
Municipal and non-profit	—	—	—	—	959,626	959,626
Owner occupied commercial real estate	—	—	6,551	6,551	906,789	913,340
Food and agribusiness	699	—	2,148	2,847	351,132	353,979
Total commercial	1,618	53	11,300	12,971	4,238,809	4,251,780
Commercial real estate non-owner occupied:
Construction	—	—	—	—	341,325	341,325
Acquisition/development	—	—	—	—	129,102	129,102
Multifamily	—	—	—	—	213,677	213,677
Non-owner occupied	629	—	685	1,314	1,010,632	1,011,946
Total commercial real estate	629	—	685	1,314	1,694,736	1,696,050
Residential real estate:
Senior lien	446	—	4,174	4,620	1,149,728	1,154,348
Junior lien	255	—	341	596	96,337	96,933
Total residential real estate	701	—	4,515	5,216	1,246,065	1,251,281
Consumer	38	42	12	92	21,266	21,358
Total loans	$2,986	$95	$16,512	$19,593	$7,200,876	$7,220,469

	December 31, 2022
	Non-accrual loans	Non-accrual loans
	with a related	with no related
	allowance for	allowance for	Non-accrual
	credit loss	credit loss	loans
Commercial:
Commercial and industrial	$1,640	$961	$2,601
Municipal and non-profit	—	—	—
Owner occupied commercial real estate	693	5,858	6,551
Food and agribusiness	455	1,693	2,148
Total commercial	2,788	8,512	11,300
Commercial real estate non-owner occupied:
Construction	—	—	—
Acquisition/development	—	—	—
Multifamily	—	—	—
Non-owner occupied	685	—	685
Total commercial real estate	685	—	685
Residential real estate:
Senior lien	3,019	1,155	4,174
Junior lien	341	—	341
Total residential real estate	3,360	1,155	4,515
Consumer	12	—	12
Total loans	$6,845	$9,667	$16,512

Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. Modified loans are discussed in more detail below. There was no interest income recognized from non-accrual loans during the three months ended March 31, 2023 or 2022.

The Company’s internal risk rating system uses a series of grades, which reflect our assessment of the credit quality of loans based on an analysis of the borrower's financial condition, liquidity and ability to meet contractual debt service requirements and are categorized as “Pass”, “Special mention”, “Substandard” and “Doubtful”. For a description of the general characteristics of the risk grades, refer to note 2 Summary of Significant Accounting Policies in our audited consolidated financial statements in our 2022 Annual Report on Form 10-K.

The amortized cost basis and current period gross charge offs for all loans as determined by the Company’s internal risk rating system and year of origination is shown in the following table as of March 31, 2023:

	March 31, 2023
							Revolving	Revolving
							loans	loans
	Origination year						amortized	converted
	2023	2022	2021	2020	2019	Prior	cost basis	to term	Total
Commercial:
Commercial and industrial:
Pass	$69,538	$467,029	$341,901	$113,152	$91,494	$149,917	$711,784	$4,261	$1,949,076
Special mention	—	7,325	1,877	9,093	1,115	4,353	5,266	—	29,029
Substandard	—	32	36	1,264	210	10,843	2	50	12,437
Doubtful	—	—	—	241	—	—	—	—	241
Total commercial and industrial	69,538	474,386	343,814	123,750	92,819	165,113	717,052	4,311	1,990,783
Municipal and non-profit:
Pass	14,917	137,012	249,393	89,199	57,423	430,505	1,668	—	980,117
Total municipal and non-profit	14,917	137,012	249,393	89,199	57,423	430,505	1,668	—	980,117
Owner occupied commercial real estate:
Pass	19,585	276,224	201,657	94,484	88,505	185,546	17,457	2,575	886,033
Special mention	—	—	2,053	—	6,894	22,164	—	—	31,111
Substandard	—	—	1,761	1,952	885	629	—	—	5,227
Doubtful	—	—	—	—	69	674	—	—	743
Total owner occupied commercial real estate	19,585	276,224	205,471	96,436	96,353	209,013	17,457	2,575	923,114
Food and agribusiness:
Pass	11,556	38,482	22,437	24,318	10,923	46,699	143,594	40	298,049
Special mention	—	—	204	—	—	6,612	28,917	—	35,733
Substandard	—	—	586	—	12	306	—	—	904
Doubtful	—	—	—	250	—	—	—	—	250
Total food and agribusiness	11,556	38,482	23,227	24,568	10,935	53,617	172,511	40	334,936
Total commercial	115,596	926,104	821,905	333,953	257,530	858,248	908,688	6,926	4,228,950
Commercial real estate non-owner occupied:
Construction:
Pass	8,817	109,043	116,125	59,177	14,710	212	33,113	—	341,197
Total construction	8,817	109,043	116,125	59,177	14,710	212	33,113	—	341,197
Acquisition/development:
Pass	2,203	62,121	34,395	7,779	1,445	10,525	5,228	—	123,696
Total acquisition/development	2,203	62,121	34,395	7,779	1,445	10,525	5,228	—	123,696
Multifamily:
Pass	27,067	107,963	26,661	17,568	39,457	33,155	18,661	—	270,532
Total multifamily	27,067	107,963	26,661	17,568	39,457	33,155	18,661	—	270,532
Non-owner occupied
Pass	90,371	252,860	171,318	120,123	121,691	268,884	8,319	4,866	1,038,432
Special mention	—	—	—	7,275	3,999	29,351	—	—	40,625
Substandard	—	—	—	—	—	7,112	—	—	7,112
Doubtful	—	—	—	280	—	2,650	—	—	2,930
Total non-owner occupied	90,371	252,860	171,318	127,678	125,690	307,997	8,319	4,866	1,089,099
Total commercial real estate non-owner occupied	128,458	531,987	348,499	212,202	181,302	351,889	65,321	4,866	1,824,524
Residential real estate:
Senior lien
Pass	25,405	376,497	327,259	127,907	46,389	216,942	51,953	229	1,172,581
Special mention	—	—	—	—	—	387	—	—	387
Substandard	—	188	185	4,462	833	2,989	—	—	8,657
Doubtful	—	—	—	—	—	48	—	—	48
Total senior lien	25,405	376,685	327,444	132,369	47,222	220,366	51,953	229	1,181,673
Junior lien
Pass	1,261	4,981	2,055	3,085	2,572	5,790	68,406	832	88,982
Special mention	—	—	—	—	—	27	—	—	27
Substandard	—	95	—	251	—	258	—	303	907
Doubtful	—	—	—	209	—	—	—	—	209
Total junior lien	1,261	5,076	2,055	3,545	2,572	6,075	68,406	1,135	90,125
Total residential real estate	26,666	381,761	329,499	135,914	49,794	226,441	120,359	1,364	1,271,798
Consumer
Pass	3,492	5,858	3,403	1,851	479	649	4,175	47	19,954
Substandard	—	3	2	5	—	54	3	5	72
Total consumer	3,492	5,861	3,405	1,856	479	703	4,178	52	20,026
Gross charge-offs: Consumer	322	—	—	—	—	3	—	—	325
Total loans	$274,212	$1,845,713	$1,503,308	$683,925	$489,105	$1,437,281	$1,098,546	$13,208	$7,345,298
Gross charge-offs: Total loans	322	—	—	—	—	3	—	—	325

The amortized cost basis for all loans as determined by the Company’s internal risk rating system and year of origination is shown in the following table as of December 31, 2022:

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
Consumer:
Pass	8,576	4,816	2,209	607	282	531	4,292	33	21,346
Substandard	3	—	—	—	—	5	4	—	12
Total consumer	8,579	4,816	2,209	607	282	536	4,296	33	21,358
Total loans	$1,810,579	$1,530,338	$703,390	$524,304	$372,950	$1,157,201	$1,098,555	$23,152	$7,220,469

Loans evaluated individually

We evaluate loans individually when they no longer share risk characteristics with pooled loans. These loans include loans on non-accrual status, loans in bankruptcy, and modified loans as described below. If a specific allowance is warranted based on the borrower’s overall financial condition, the specific allowance is calculated based on discounted expected cash flows using the loan’s initial contractual effective interest rate or the fair value of the collateral less selling costs for collateral-dependent loans.

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. Management individually evaluates collateral-dependent loans with an amortized cost basis of $250 thousand or more and includes collateral-dependent loans less than $250 thousand within the general allowance population. The amortized cost basis of collateral-dependent loans over $250 thousand was as follows at March 31, 2023 and December 31, 2022:

	March 31, 2023
			Total amortized
	Real property	Business assets	cost basis
Commercial
Commercial and industrial	$2,181	$32	$2,213
Owner-occupied commercial real estate	2,658	150	2,808
Food and agribusiness	1,680	—	1,680
Total Commercial	6,519	182	6,701
Commercial real estate non owner-occupied
Non-owner occupied	6,519	—	6,519
Total commercial real estate	6,519	—	6,519
Residential real estate
Senior lien	5,585	—	5,585
Junior lien	763	—	763
Total residential real estate	6,348	—	6,348
Consumer	—	7	7
Total loans	$19,386	$189	$19,575

	December 31, 2022
			Total amortized
	Real property	Business assets	cost basis
Commercial
Commercial and industrial	$2,869	$791	$3,660
Owner-occupied commercial real estate	6,711	1,346	8,057
Food and agribusiness	3,020	173	3,193
Total Commercial	12,600	2,310	14,910
Commercial real estate non owner-occupied
Non-owner occupied	8,561	—	8,561
Total commercial real estate	8,561	—	8,561
Residential real estate
Senior lien	2,806	—	2,806
Junior lien	460	—	460
Total residential real estate	3,266	—	3,266
Total loans	$24,427	$2,310	$26,737

Loan modifications

The Company’s policy is to review each prospective credit to determine the appropriateness and the adequacy of security or collateral prior to making a loan. In the event of borrower default, the Company seeks recovery in compliance with lending laws, the respective loan agreements, and credit monitoring and remediation procedures that may include modifying a loan to provide a concession by the Company to the borrower from their original terms due to borrower financial difficulties in order to facilitate repayment. The Company considers loans to borrowers experiencing financial difficulties to be troubled loans. In March 2022, the FASB issued ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which became effective for the Company on January 1, 2023. The guidance eliminates the accounting for troubled debt restructures and requires that an entity evaluate whether loan modifications represent a new loan or a continuation of an existing loan. Such troubled debt modifications (“TDM”) may include principal forgiveness, interest rate reductions, other-than-insignificant-payment delays, term extensions or any combination thereof.

During the three months ended March 31, 2023, the Company modified three loans with an amortized cost basis of $4.3 million to facilitate repayment that are considered TDMs. The following schedule presents, by loan class, the amortized costs basis as of the dates shown for modified loans to borrowers experiencing financial difficulty:

	March 31, 2023
	Term extension		Payment delay
	Amortized	% of loan	Amortized	% of loan
	cost basis	class	cost basis	class
Commercial:
Commercial and industrial	$—	0.0%	$154	0.0%
Owner occupied commercial real estate	—	0.0%	116	0.0%
Total commercial	—	0.0%	270	0.0%
Residential real estate:
Senior lien	4,000	0.3%	—	0.0%
Total residential real estate	4,000	0.3%	—	0.0%
Total loans	$4,000	0.1%	$270	0.0%

The following schedule presents the payment status, by loan class, the amortized cost basis of loans that have been modified in the last three months as of March 31, 2023:

	March 31, 2023
	Current	Non-accrual
Commercial:
Commercial and industrial	$154	$—
Owner occupied commercial real estate	—	116
Total commercial	154	116
Residential real estate:
Senior lien	4,000	—
Total residential real estate	4,000	—
Total loans	$4,154	$116

Accrual of interest is resumed on loans that were previously on non-accrual only after the loan has performed sufficiently for a period of time. The Company had no TDMs that were modified within the past twelve months and had defaulted on their modified terms during the three months ended March 31, 2023. For purposes of this disclosure, the Company considers “default” to mean 90 days or more past due on principal or interest. The allowance for credit losses related to TDMs on non-accrual status is determined by individual evaluation, including collateral adequacy, using the same process as loans on non-accrual status which are not classified as TDMs.

The following schedule presents the financial effect of the modifications made to borrowers experiencing financial difficulty as of March 31, 2023:

March 31, 2023
Financial effect
	Term extension	Payment delay
Commercial:
Commercial and industrial		Delayed payments for a weighted average of 0.2 years
Owner occupied commercial real estate		Delayed payments for a weighted average of 0.5 years
Residential real estate:
Senior lien	Added weighted average 0.5 years to the life of loans, which reduced monthly payment amounts

Prior to the adoption of ASU 2022-02, the Company disclosed troubled debt restructurings (“TDR”) in accordance with ASC 310-40. During 2022, the Company restructured 10 loans with an amortized cost basis of $1.1 million to facilitate repayment that were considered TDRs. Troubled debt restructurings were a reduction of the principal payment, a reduction in interest rate, or an extension of term. The table below provides additional information related to accruing TDRs at December 31, 2022:

	December 31, 2022
	Amortized	Average year-to-date	Unpaid	Unfunded commitments
	cost basis	amortized cost basis	principal balance	to fund TDRs
Commercial	$2,160	$2,348	$2,150	$150
Commercial real estate non-owner occupied	685	734	699	—
Residential real estate	1,809	1,867	1,964	—
Consumer	—	—	—	—
Total	$4,654	$4,949	$4,813	$150

The following table summarizes the Company’s carrying value of non-accrual TDRs as of December 31, 2022:

December 31, 2022
Commercial	356
Commercial real estate non-owner occupied	81
Residential real estate	2,041
Consumer	—
Total non-accruing TDRs	2,478

During the three months ended March 31, 2022, the Company had no TDRs that were modified within the past twelve months and had defaulted on their modified terms. For purposes of this disclosure, the Company considers “default” to mean 90 days or more past due on principal or interest. The allowance for credit losses related to TDRs on non-accrual status is determined by individual evaluation, including collateral adequacy, using the same process as loans on non-accrual status which are not classified as TDRs.

Note 6 Allowance for Credit Losses

The tables below detail the Company’s allowance for credit losses as of the dates shown:

	Three months ended March 31, 2023
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$37,608	$32,050	$19,306	$589	$89,553
Charge-offs	—	—	—	(325)	(325)
Recoveries	41	1	7	16	65
Provision (release) expense for credit losses	(254)	839	261	204	1,050
Ending balance	$37,395	$32,890	$19,574	$484	$90,343

	Three months ended March 31, 2022
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$31,256	$10,033	$8,056	$349	$49,694
Charge-offs	(463)	—	(2)	(169)	(634)
Recoveries	47	—	2	26	75
Provision expense (release) for credit losses	1,005	(1,538)	80	128	(325)
Ending balance	$31,845	$8,495	$8,136	$334	$48,810

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

Net charge-offs on loans during the three months ended March 31, 2023 were $0.3 million. The Company recorded an increase in the allowance for credit losses of $1.1 million during the three months ended March 31, 2023, driven by loan growth.

Net charge-offs on loans during the three months ended March 31, 2022 were $0.6 million. The Company recorded a decrease in the allowance for credit losses of $0.3 million during the three months ended March 31, 2022, driven by strong asset quality.

The Company has elected to exclude AIR from the allowance for credit losses calculation. As of March 31, 2023 and December 31, 2022, AIR from loans totaled $36.1 million and $31.8 million, respectively.

Note 7 Other Real Estate Owned

A summary of the activity in other real estate owned (“OREO”) during the three months ended March 31, 2023 and 2022 is as follows:

	For the three months ended March 31,
	2023	2022
Beginning balance	$3,731	$7,005
Transfers from loan portfolio, at fair value	—	39
Impairments	(13)	(188)
Sales	(260)	(1,793)
Ending balance	$3,458	$5,063

During the three months ended March 31, 2023 and 2022, the Company sold OREO properties with net book balances of $0.3 million and $1.8 million, respectively. Sales of OREO properties resulted in net OREO losses of $11 thousand and net OREO gains of $275 thousand, which were included within other non-interest expense in the consolidated statements of operations for the three months ended March 31, 2023 and 2022, respectively.

Note 8 Goodwill and Intangible Assets

Goodwill and other intangible assets

In connection with our acquisitions, the Company recorded goodwill of $279.1 million. Goodwill is measured as the excess of the fair value of consideration paid over the fair value of net assets acquired. No goodwill impairment was recorded during the three months ended March 31, 2023 or the year ended December 31, 2022.

The gross carrying amount of other intangible assets and the associated accumulated amortization at March 31, 2023 and December 31, 2022, are presented as follows:

	March 31, 2023			December 31, 2022
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
Core deposit intangible	$91,566	$(46,105)	$45,461	$91,566	$(44,775)	$46,791
Wealth management intangible	1,300	(64)	1,236	1,300	(32)	1,268
Total	$92,866	$(46,169)	$46,697	$92,866	$(44,807)	$48,059

The Company is amortizing the core deposit and wealth management intangibles from acquisitions on a straight line basis over 10 years from the date of the respective acquisitions, which represents the expected useful life of the assets. The Company recognized core deposit and wealth management intangible amortization expense of $1.4 million and $0.3 million during the three months ended March 31, 2023 and 2022, respectively.

The following table shows the estimated future amortization expense during the next five years for other intangible assets as of March 31, 2023:

Years ending December 31,	Amount
For the nine months ending December 31, 2023	$4,088
For the year ending December 31, 2024	5,451
For the year ending December 31, 2025	5,451
For the year ending December 31, 2026	5,451
For the year ending December 31, 2027	5,451

Servicing Rights

Mortgage servicing rights

Mortgage servicing rights (“MSRs”) represent rights to service loans originated by the Company and sold to government-sponsored enterprises including FHLMC, FNMA, GNMA and FHLB and are included in other assets in the consolidated statements of financial condition. Mortgage loans serviced for others were $0.8 billion and $0.8 billion at March 31, 2023 and 2022, respectively.

Below are the changes in the MSRs for the periods presented:

	For the three months ended March 31,
	2023	2022
Beginning balance	$9,162	$5,957
Originations	274	1,679
Recovery	—	6
Amortization	(119)	(206)
Ending balance	9,317	7,436
Fair value of mortgage servicing rights	$13,321	$10,834

The fair value of MSRs was determined based upon a discounted cash flow analysis. The cash flow analysis included assumptions for discount rates and prepayment speeds. Discount rates ranged from 10.0% to 10.5%, and the constant prepayment speed ranged from 7.9% to 18.2% for the March 31, 2023 valuation. Discount rates ranged from 9.5% to 10.0%, and the constant prepayment speed ranged from 7.7% to 13.0% for the March 31, 2022 valuation. Included in mortgage banking income in the consolidated statements of operations was servicing income of $0.5 million and $0.5 million for the three months ended March 31, 2023 and 2022, respectively.

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

The following table shows the estimated future amortization expense during the next five years for the MSRs as of March 31, 2023:

Years ending December 31,	Amount
For the nine months ending December 31, 2023	$893
For the year ending December 31, 2024	1,077
For the year ending December 31, 2025	941
For the year ending December 31, 2026	821
For the year ending December 31, 2027	717

SBA servicing asset

The SBA servicing asset represents the value associated with servicing small business real estate loans that have been sold to outside investors with servicing retained. The SBA servicing asset is evaluated and impairment is recognized to the extent fair value is less than the carrying amount. The Company evaluates impairment by stratifying the SBA servicing asset based on the predominant risk characteristics of the underlying loans, including loan type and loan term. The Company is amortizing the SBA servicing asset in proportion to and over the period of the estimated net servicing income of the underlying loans. The Company serviced $110.9 million of SBA loans, as of March 31, 2023. For the three months ended March 31, 2023, the Company recognized SBA servicing asset fee income of $0.4 million.

Below are the changes in the SBA servicing asset for the period presented:

For the three months ended March 31,
2023
Beginning balance	$2,666
Originations	129
Recovery	54
Disposals	(210)
Amortization	(35)
Ending balance	2,604
Fair value of SBA servicing asset	$2,604

The Company uses assumptions and estimates in determining the fair value of SBA loan servicing rights. These assumptions include prepayment speeds, discount rates, and other assumptions. The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge. The key assumptions used to determine the fair value of the Company’s SBA loan servicing rights included a weighted average lifetime constant prepayment rate equal to 12.40%, and a weighted average discount rate equal to 13.34%.

Note 9 Borrowings

Borrowings consist of securities sold under agreements to repurchase, long-term debt and FHLB advances.

Securities sold under agreements to repurchase

The Company enters into repurchase agreements to facilitate the needs of its clients. As of March 31, 2023 and December 31, 2022, the Company sold securities under agreements to repurchase totaling $21.5 million and $20.2 million, respectively. The Company pledged mortgage-backed securities with a fair value of approximately $31.9 million and $32.0 million as of March 31, 2023 and December 31, 2022, respectively, for these agreements. The Company monitors collateral levels on a continuous basis and may be required to provide additional collateral based on the fair value of the underlying securities. As of March 31, 2023 and December 31, 2022, the Company had $10.4 million and $11.8 million, respectively, of excess collateral pledged for repurchase agreements.

Long-term debt

The Company holds a subordinated note purchase agreement to issue and sell a fixed-to-floating rate note totaling $40.0 million. The balance on the note at March 31, 2023, net of long-term debt issuance costs totaling $0.4 million, totaled $39.6 million. Interest expense totaling $0.3 million was recorded in the consolidated statements of operations during the three months ended March 31, 2023.

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

As part of the acquisition of BOJH on October 1, 2022, the Company assumed three subordinated note purchase agreements to issue and sell fixed-to-floating rate notes totaling $15.0 million. The balance on the notes at March 31, 2023, net of the fair value adjustment from the acquisition totaling $0.6 million, totaled $14.4 million. Interest expense related to the notes totaling $0.1 million was recorded in the consolidated statements of operations during the three months ended March 31, 2023.

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

Federal Home Loan Bank advances

As a member of the FHLB, the Banks have access to a line of credit and term financing from the FHLB with total available credit of $1.6 billion at March 31, 2023. The Company may utilize the FHLB line of credit as a funding mechanism for originated loans and loans held for sale. At March 31, 2023 and December 31, 2022, the Banks had $1.0 billion and $385.0 million, respectively, of outstanding borrowings from the FHLB. The Banks may pledge investment securities and loans as collateral for FHLB advances. There were no investment securities pledged at March 31, 2023 or December 31, 2022. Loans pledged were $2.5 billion and $2.0 billion at March 31, 2023 and December 31, 2022, respectively. The Company incurred $7.1 million of interest expense related to FHLB advances and other short-term borrowings for the three months ended March 31, 2023. There was no interest expense related to FHLB advances and other short-term borrowings for the three months ended March 31, 2022.

Note 10 Regulatory Capital

As a bank holding company that has elected to be treated as a financial holding company, the Company, NBH Bank and Bank of Jackson Hole Trust are subject to regulatory capital adequacy requirements implemented by the Federal Reserve, including maintaining capital positions at the “well-capitalized” level. The federal banking agencies have risk-based capital adequacy regulations intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization’s operations. Under these regulations, assets are assigned to one of several risk categories, and nominal dollar amounts of assets and credit equivalent amounts of off-balance-sheet items are multiplied by a risk adjustment percentage for the category.

Under the Basel III requirements, at March 31, 2023 and December 31, 2022, the Company and the Banks met all capital requirements, including the capital conservation buffer of 2.5%. The Company and the Banks had regulatory capital ratios in excess of the levels established for well-capitalized institutions, as detailed in the tables below.

	March 31, 2023
			Required to be		Required to be
			well capitalized under		considered
			prompt corrective		adequately
	Actual		action provisions		capitalized(1)
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio:
Consolidated	9.5%	$889,292	N/A	N/A	4.0%	$376,214
NBH Bank	8.9%	831,101	5.0%	$468,138	4.0%	374,510
Bank of Jackson Hole Trust	38.2%	11,301	5.0%	1,477	4.0%	1,182
Common equity tier 1 risk based capital:
Consolidated	11.3%	$889,292	N/A	N/A	7.0%	$550,058
NBH Bank	10.6%	831,101	6.5%	$508,212	7.0%	547,306
Bank of Jackson Hole Trust	70.6%	11,301	6.5%	1,040	7.0%	1,120
Tier 1 risk based capital ratio:
Consolidated	11.3%	$889,292	N/A	N/A	8.5%	$667,927
NBH Bank	10.6%	831,101	8.0%	$625,492	8.5%	664,585
Bank of Jackson Hole Trust	70.6%	11,301	8.0%	1,280	8.5%	1,360
Total risk based capital ratio:
Consolidated	13.2%	$1,034,645	N/A	N/A	10.5%	$825,087
NBH Bank	11.8%	921,454	10.0%	$781,865	10.5%	820,958
Bank of Jackson Hole Trust	70.6%	11,301	10.0%	1,600	10.5%	1,680

	December 31, 2022
			Required to be		Required to be
			well capitalized under		considered
			prompt corrective		adequately
	Actual		action provisions		capitalized(1)
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio:
Consolidated	9.3%	$857,403	N/A	N/A	4.0%	$369,335
NBH Bank	8.6%	788,462	5.0%	$458,593	4.0%	366,874
Bank of Jackson Hole Trust	31.0%	11,238	5.0%	1,373	4.0%	1,099
Common equity tier 1 risk based capital:
Consolidated	10.5%	$857,403	N/A	N/A	7.0%	$574,339
NBH Bank	9.7%	788,462	6.5%	$528,334	7.0%	568,975
Bank of Jackson Hole Trust	71.6%	11,238	6.5%	1,020	7.0%	1,098
Tier 1 risk based capital ratio:
Consolidated	10.5%	$857,403	N/A	N/A	8.5%	$697,412
NBH Bank	9.7%	788,462	8.0%	$650,257	8.5%	690,898
Bank of Jackson Hole Trust	71.6%	11,238	8.0%	1,255	8.5%	1,333
Total risk based capital ratio:
Consolidated	12.2%	$1,000,398	N/A	N/A	10.5%	$861,509
NBH Bank	10.8%	876,458	10.0%	$812,821	10.5%	853,462
Bank of Jackson Hole Trust	71.6%	11,238	10.0%	1,569	10.5%	1,647

(1)	Includes the capital conservation buffer of 2.5%.

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

Trust and wealth management fees

The trust and wealth management business offers separately managed investment account solutions and trustee services to clients. Services may include custody of securities, trust investments and wealth management services, directed trusts or fixed income portfolio management and irrevocable life insurance trusts. The Company charges an asset-based fee earned for personal and corporate accounts. Additional fees may include minimum annual fees, fees for additional tax reporting and preparation for irrevocable trust returns or annual flat fees for certain trusts. The performance obligations related to this revenue include items such as performing investment advisory services, custody and record-keeping services, and fund administrative and accounting services. The performance obligations are satisfied upon completion of service and fees are generally a fixed flat rate or based on a percentage of the account’s market value per the contract with the client. These fees are recorded within other non-interest income in the consolidated statements of operations.

Gain on OREO sales, net

Gain on OREO sales, net is recognized when the Company meets its performance obligation to transfer title to the buyer. The gain or loss is measured as the excess of the proceeds received compared to the OREO carrying value. Sales proceeds are received in cash at the time of transfer.

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, and non-interest expense in-scope of Topic 606 for the three months ended March 31, 2023 and 2022.

	For the three months ended March 31,
	2023	2022
Non-interest income
In-scope of Topic 606:
Service charges and other fees	$4,927	$4,177
Bank card fees	4,637	4,123
Trust and wealth management fees	508	—
Non-interest income (in-scope of Topic 606)	10,072	8,300
Non-interest income (out-of-scope of Topic 606)	4,593	10,754
Total non-interest income	$14,665	$19,054
Non-interest expense
In-scope of Topic 606:
(Loss) gain on OREO sales, net	$(11)	$275
Total revenue in-scope of Topic 606	$10,061	$8,575

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

The following table summarizes stock option activity for the three months ended March 31, 2023:

			Weighted
			average
		Weighted	remaining
		average	contractual	Aggregate
		exercise	term in	intrinsic
	Options	price	years	value
Outstanding at December 31, 2022	717,088	$29.79	5.98	$8,850
Granted	—	—
Exercised	(1,900)	18.09
Forfeited	—	—
Outstanding at March 31, 2023	715,188	29.82	5.70	3,863
Options exercisable at March 31, 2023	520,292	27.82	4.80	3,214
Options vested and expected to vest	704,495	29.65	5.66	3,859

Stock option expense is a component of salaries and benefits in the consolidated statements of operations and totaled $0.1 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively. At March 31, 2023, there was $0.4 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. The cost is expected to be recognized over a weighted average period of 2.0 years.

Restricted stock awards

The Company issues primarily time-based restricted stock awards that vest over a range of a 1-3 year period. Restricted stock with time-based vesting was valued at the fair value of the shares on the date of grant as they are assumed to be held beyond the vesting period.

Performance stock units

The Company grants performance stock units which represent initial target awards and do not reflect potential increases or decreases resulting from the final performance results, which are to be determined at the end of the three-year performance period (vesting date). The actual number of shares to be awarded at the end of the performance period will range from 0% - 150% of the initial target awards. Sixty percent of the award is based on the Company’s cumulative earnings per share (EPS target) during the performance period, and forty percent of the award is based on the Company’s cumulative total shareholder return (TSR target), or TSR, during the performance period. On the vesting date, the Company’s TSR will be compared to the respective TSRs of the companies comprising the KBW Regional Index at the grant date to determine the shares awarded. The fair value of the EPS target portion of the award was determined based on the closing stock price of the Company’s common stock on the grant date. The fair value of the TSR target portion of the award was determined using a Monte Carlo Simulation at the grant date.

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

The weighted-average grant date fair value per unit for the awards granted during 2022 of the EPS target portion and the TSR target portion was $40.83 and $35.25, respectively. The initial weighted-average performance price for the TSR target portion granted during 2022 was $43.51. During the three months ended March 31, 2023, the Company awarded an additional 12,084 units due to final performance results related to performance stock units granted on June 1, 2020.

The following table summarizes restricted stock and performance stock unit activity during the three months ended March 31, 2023:

		Weighted		Weighted
	Restricted	average grant-	Performance	average grant-
	stock shares	date fair value	stock units	date fair value
Unvested at December 31, 2022	165,137	$38.28	155,857	$33.81
Granted	2,836	40.49	—	—
Adjustment due to performance	—	—	12,084	24.58
Vested	(633)	36.22	(36,236)	24.58
Forfeited	(1,162)	38.69	(1,030)	37.67
Unvested at March 31, 2023	166,178	$38.33	130,675	$35.49

As of March 31, 2023, the total unrecognized compensation cost related to the non-vested restricted stock awards and performance stock units totaled $2.5 million and $2.1 million, respectively, and is expected to be recognized over a weighted average period of approximately 2.0 years and 1.6 years, respectively. Expense related to non-vested restricted stock awards totaled $0.9 million and $0.6 million during the three months ended March 31, 2023 and 2022, respectively. Expense related to non-vested performance stock units totaled $0.4 million and $0.4 million during the three months ended March 31, 2023 and 2022, respectively. Expense related to non-vested restricted stock awards and units is a component of salaries and benefits in the Company’s consolidated statements of operations.

Employee Stock Purchase Plan

The 2014 Employee Stock Purchase Plan (“ESPP”) is intended to be a qualified plan within the meaning of Section 423 of the Internal Revenue Code of 1986 and allows eligible employees to purchase shares of common stock up to a limit of $25,000 per calendar year and 2,000 shares per offering period. The price an employee pays for shares is 90.0% of the fair market value of Company common stock on the last day of the offering period. The offering periods are the six-month periods commencing on March 1 and September 1 of each year and ending on August 31 and February 28 (or February 29 in the case of a leap year) of each year. There are no vesting or other restrictions on the stock purchased by employees under the ESPP. Under the ESPP, the total number of shares of common stock reserved for issuance totaled 400,000 shares, of which 252,741 was available for issuance at March 31, 2023.

Under the ESPP, employees purchased 9,741 shares and 8,028 shares during the three months ended March 31, 2023 and 2022, respectively.

Note 13 Common Stock

The Company had 37,641,381 and 37,608,519 shares of Class A common stock outstanding at March 31, 2023 and December 31, 2022, respectively. Additionally, the Company had 166,178 and 165,137 shares outstanding at March 31, 2023 and December 31, 2022, respectively, of restricted Class A common stock issued but not yet vested under the 2014 Omnibus Incentive Plan that are not included in shares outstanding until such time that they are vested; however, these shares do have voting and certain dividend rights during the vesting period.

On February 24, 2021, the Company’s Board of Directors authorized a program to repurchase up to $75.0 million of the Company’s stock from time to time in either the open market or through privately negotiated transactions. The remaining authorization under the current program as of March 31, 2023 was $38.6 million.

Note 14 Earnings Per Share

The Company calculates earnings per share under the two-class method, as certain non-vested share awards contain non-forfeitable rights to dividends. As such, these awards are considered securities that participate in the earnings of the Company. Non-vested shares are discussed further in note 12.

The Company had 37,641,381 and 30,008,781 shares of Class A common stock outstanding as of March 31, 2023 and 2022, respectively, exclusive of issued non-vested restricted shares. Certain stock options and non-vested restricted shares are potentially dilutive securities, but are not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive for the three months ended March 31, 2023 and 2022.

The following table illustrates the computation of basic and diluted earnings per share for the three months ended March 31, 2023 and 2022:

	For the three months ended
	March 31, 2023	March 31, 2022
Net income	$40,283	$18,352
Less: income allocated to participating securities	(42)	(33)
Income allocated to common shareholders	$40,241	$18,319
Weighted average shares outstanding for basic earnings per common share	37,785,488	30,120,195
Dilutive effect of equity awards	289,485	359,066
Weighted average shares outstanding for diluted earnings per common share	38,074,973	30,479,261
Basic earnings per share	$1.06	$0.61
Diluted earnings per share	1.06	0.60

The Company had 715,188 and 691,083 outstanding stock options to purchase common stock at weighted average exercise prices of $29.82 and $28.18 per share at March 31, 2023 and 2022, respectively, which have time-vesting criteria, and as such, any dilution is derived only for the time frame in which the vesting criteria had been met and where the inclusion of those stock options is dilutive. The Company had 296,853 and 250,449 unvested restricted shares and performance stock units issued as of March 31, 2023 and 2022, respectively, which have performance, market and/or time-vesting criteria, and as such, any dilution is derived only for the time frame in which the vesting criteria had been met and where the inclusion of those restricted shares and units is dilutive.

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

Fair values of derivative instruments on the balance sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the consolidated statements of financial condition as of March 31, 2023 and December 31, 2022. Information about the valuation methods used to measure fair value is provided in note 17.

		Asset derivatives fair value			Liability derivatives fair value
	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
	location	2023	2022	Location	2023	2022
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$27,711	$34,164	Other liabilities	$2,142	$1,929
Total derivatives designated as hedging instruments		$27,711	$34,164		$2,142	$1,929

Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$7,892	$10,657	Other liabilities	$7,900	$10,660
Interest rate lock commitments	Other assets	674	197	Other liabilities	48	174
Forward contracts	Other assets	33	210	Other liabilities	270	104
Total derivatives not designated as hedging instruments		$8,599	$11,064		$8,218	$10,938

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

For derivatives that qualify and are designated as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest income in the same period(s) during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis. The earnings recognition of excluded components is included in interest income. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income as interest payments are received on the Company’s variable-rate assets. As of March 31, 2023, the Company had cash flow hedges with a notional amount of $200.0 million. The Company expects to reclassify $1.3 million from accumulated other comprehensive income (“AOCI”) as a reduction to interest income during the next 12 months.

Fair value hedges

Interest rate swaps designated as fair value hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of March 31, 2023, the Company had interest rate swaps with a notional amount of $341.2 million, which were designated as fair value hedges of interest rate risk. As of December 31, 2022, the Company had interest rate swaps with a notional amount of $340.1 million that were designated as fair value hedges. These interest rate swaps were associated with $468.2 million and $482.7 million of the Company’s fixed-rate loans as of March 31, 2023 and December 31, 2022, respectively, before a loss of $8.5 million and a gain of $29.7 million from the fair value hedge adjustment in the carrying amount, included in loans receivable on the statements of financial condition as of March 31, 2023 and December 31, 2022, respectively.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives.

Non-designated hedges

Derivatives not designated as hedges are not speculative and consist of interest rate swaps with commercial banking clients that facilitate their respective risk management strategies. Interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the client swaps and the offsetting swaps are recognized directly in earnings. As of March 31, 2022, the Company had matched interest rate swap transactions with an aggregate notional amount of $383.3 million related to this program. As of December 31, 2022, the Company had matched interest rate swap transactions with an aggregate notional amount of $383.0 million. Derivative fee income from non-designated hedges totaled $0.2 million and $0.0 million for the three months ended March 31, 2023 and 2022, respectively.

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

The Company had interest rate lock commitments with a notional value of $40.5 million and forward contracts with a notional value of $43.3 million at March 31, 2023. At December 31, 2022, the Company had interest rate lock commitments with a notional value of $35.5 million and forward contracts with a notional value of $45.0 million.

Effect of derivative instruments on the consolidated statements of operations and accumulated other comprehensive income

The tables below present the effect of the Company’s derivative financial instruments in the consolidated statements of operations for the three months ended March 31, 2023 and 2022:

	Location of gain (loss)	Amount of (loss) gain recognized in income on derivatives
Derivatives in fair value	recognized in income on	For the three months ended March 31,
hedging relationships	derivatives	2023	2022
Interest rate products	Interest and fees on loans	$(5,491)	$18,596

	Location of gain (loss)	Amount of gain (loss) recognized in income on hedged items
	recognized in income on	For the three months ended March 31,
Hedged items	hedged items	2023	2022
Interest rate products	Interest and fees on loans	$7,310	$(20,220)

	Location of gain (loss)	Amount of (loss) gain recognized in income on derivatives
Derivatives not designated	recognized in income on	For the three months ended March 31,
as hedging instruments	derivatives	2023	2022
Interest rate products	Other non-interest expense	$(6)	$5
Interest rate lock commitments	Mortgage banking income	640	(1,086)
Forward contracts	Mortgage banking income	(344)	2,711
Total		$290	$1,630

The table below presents the effect of fair value cash flow hedge accounting on AOCI as of the dates presented. The Company did not utilize cash flow hedges until the third quarter of 2022.

	For the three months ended March 31, 2023
	Gain recognized in OCI on derivative	Gain recognized in OCI included component	Gain recognized in OCI excluded component	Location of Loss recognized from AOCI into income	Loss reclassified from AOCI into income	Loss reclassified from AOCI into income included component	Loss reclassified from AOCI into income excluded component
Derivatives in cash flow hedging relationships:
Interest rate products	$616	$399	$217	Interest income	$(262)	$(162)	$(100)

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

As of March 31, 2023, the termination value of derivatives in a net liability position related to these agreements was zero. The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and as of March 31, 2023, the Company had met these thresholds. If the Company had breached any of these provisions at March 31, 2023, it could have been required to settle its obligations under the agreements at the termination value.

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

Total unfunded commitments at March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023	December 31, 2022
Commitments to fund loans	$1,122,858	$1,124,942
Credit card lines of credit	6,770	7,167
Unfunded commitments under lines of credit	902,871	862,369
Commercial and standby letters of credit	11,883	13,859
Total unfunded commitments	$2,044,382	$2,008,337

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

Contingencies

Mortgage loans sold to investors may be subject to repurchase or indemnification in the event of specific default by the borrower or subsequent discovery that underwriting standards were not met. The Company established a reserve liability for expected losses related to these representations and warranties based upon management’s evaluation of actual and historic loss history, delinquency trends or other documentation or deficiency findings in the portfolio and economic conditions. Charges against the reserve during the three months ended March 31, 2023 and 2022 totaling $46 thousand and $45 thousand, respectively, were primarily driven by early payoffs. The Company recorded a repurchase reserve included in other liabilities in the consolidated statements of financial condition totaling $1.6 million and $1.7 million at March 31, 2023 and December 31, 2022, respectively.

The following table summarizes mortgage repurchase reserve activity for the periods presented:

	For the three months ended March 31,
	2023	2022
Beginning balance	$1,725	$2,102
Provision released from operating expense, net	(34)	(88)
Charge-offs	(46)	(45)
Ending balance	$1,645	$1,969

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

Changes in the valuation inputs used for measuring the fair value of financial instruments may occur due to changes in current market conditions or other factors. Such changes may necessitate a transfer of the financial instruments to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfer occurs. During the three months ended March 31, 2023 and 2022, there were no transfers of financial instruments between the hierarchy levels.

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

Mortgage banking derivatives—The Company relies on a third-party pricing service to value its mortgage banking derivative financial assets and liabilities, which the Company classifies as a level 3 valuation. The external valuation model to estimate the fair value of its interest rate lock commitments to originate residential mortgage loans held for sale includes grouping the interest rate lock commitments by interest rate and terms, applying an average 79.3% estimated pull-through rate based on historical experience, and then multiplying by quoted investor prices determined to be reasonably applicable to the loan commitment groups based on interest rate, terms, and rate lock expiration dates of the loan commitment groups. The Company also relies on an external valuation model to estimate the fair value of its forward commitments to sell residential mortgage loans (i.e., an estimate of what the Company would receive or pay to terminate the forward delivery contract based on market prices for similar financial instruments), which includes matching specific terms and maturities of the forward commitments against applicable investor pricing.

The tables below present the financial instruments measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 in the consolidated statements of financial condition utilizing the hierarchy structure described above:

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
U.S. Treasuries	$72,154	$—	$—	$72,154
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	222,209	—	222,209
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	398,282	—	398,282
Municipal securities	—	154	—	154
Corporate debt	—	1,892	—	1,892
Loans held for sale	—	24,594	—	24,594
Interest rate swap derivatives	—	35,603	—	35,603
Mortgage banking derivatives	—	—	707	707
Total assets at fair value	$72,154	$682,734	$707	$755,595
Liabilities:
Interest rate swap derivatives	$—	$10,042	$—	$10,042
Mortgage banking derivatives	—	—	318	318
Total liabilities at fair value	$—	$10,042	$318	$10,360

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
U.S. Treasuries	$71,388	$—	$—	$71,388
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	226,131	—	226,131
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	405,926	—	405,926
Municipal securities	—	153	—	153
Corporate debt	—	1,920	—	1,920
Loans held for sale	—	22,767	—	22,767
Interest rate swap derivatives	—	44,821	—	44,821
Mortgage banking derivatives	—	—	407	407
Total assets at fair value	$71,388	$701,718	$407	$773,513
Liabilities:
Interest rate swap derivatives	$—	$12,589	$—	$12,589
Mortgage banking derivatives	—	—	278	278
Total liabilities at fair value	$—	$12,589	$278	$12,867

The table below details the changes in level 3 financial instruments during the three months ended March 31, 2023:

Mortgage banking
derivatives, net
Balance at December 31, 2022	$129
Loss included in earnings, net	296
Fees and costs included in earnings, net	(36)
Balance at March 31, 2023	$389

Fair Value of Financial Instruments Measured on a Non-recurring Basis

Certain assets may be recorded at fair value on a non-recurring basis as conditions warrant. These non-recurring fair value measurements typically result from the application of lower of cost or fair value accounting or a write-down occurring during the period.

Individually evaluated loans—The Company records individually evaluated loans based on the fair value of the collateral when it is probable that the Company will be unable to collect all contractual amounts due in accordance with the terms of the loan agreement. The Company relies on third-party appraisals and internal assessments, utilizing a discount rate in the range of 2% - 15% with a weighted average discount rate of 9.2%, in determining the estimated fair values of these loans. The inputs used to determine the fair values of loans are considered level 3 inputs in the fair value hierarchy. At March 31, 2023, the Company recorded a specific reserve of $4.4 million related to nine loans with a carrying balance of $12.1 million. At March 31, 2022, the Company recorded a specific reserve of $1.5 million related to seven loans with a carrying balance of $5.4 million.

OREO—OREO is recorded at the fair value of the collateral less estimated selling costs using a range of 6% to 10% with a weighted average discount rate of 6.3%. The estimated fair values of OREO are updated periodically and further write-downs may be taken to reflect a new basis. The Company recognized $13 thousand and $188 thousand of OREO impairment during the three months ended March 31, 2023 and 2022, respectively. The fair values of OREO are derived from third party price opinions or appraisals that generally use an income approach or a market value approach. If reasonable comparable appraisals are not available, the Company may use internally developed models to determine fair values. The inputs used to determine the fair value of OREO properties are considered level 3 inputs in the fair value hierarchy.

Mortgage servicing rights—MSRs represent the value associated with servicing residential real estate loans that have been sold to outside investors with servicing retained. The fair value for servicing assets is determined through discounted cash flow analysis and utilizes discount rates ranging from 10.0% to 10.5% with a weighted average rate of 10.0% at March 31, 2023 and prepayment speed assumption ranges of 7.9% to 18.2% with a weighted average rate of 8.2% at March 31, 2023 as inputs. The weighted average MSRs are subject to impairment testing. The carrying values of these MSRs are reviewed quarterly for impairment based upon the calculation of fair value. For purposes of measuring impairment, the MSRs are stratified into certain risk characteristics including note type and note term. If the valuation model reflects a value less than the carrying value, MSRs are adjusted to fair value through a valuation allowance, and the adjustment is included in mortgage banking income in the consolidated statements of operations. There was no MSR impairment during the three months ended March 31, 2023 or 2022. The inputs used to determine the fair values of MSRs are considered level 3 inputs in the fair value hierarchy.

SBA servicing asset—The SBA servicing asset represents the value associated with servicing small business real estate loans that have been sold to outside investors with servicing retained. The fair value for the SBA servicing asset is determined through a discounted cash flow analysis and utilizes a weighted average discount rate of 13.3% and a weighted average lifetime constant prepayment rate of 12.4%. The SBA servicing asset is amortized over the period of the estimated future net servicing life of the underlying assets, and it is evaluated quarterly for impairment based upon the fair value of the rights as compared to their amortized cost. Impairment is recognized on the income statement to the extent the fair value is less than the capitalized amount of the SBA servicing asset. The Company recorded no impairment for the three months ended March 31, 2023.

The Company may be required to record fair value adjustments on other available-for-sale and municipal securities valued at par on a non-recurring basis.

The tables below provide information regarding losses from assets recorded at fair value on a non-recurring basis during the three months ended March 31, 2023 and 2022:

	March 31, 2023
	Total	Losses from fair value changes
Individually evaluated loans	$19,577	$325
Other real estate owned	3,458	13
Total	$23,035	$338

	March 31, 2022
	Total	Losses from fair value changes
Individually evaluated loans	$14,104	$634
Other real estate owned	5,063	188
Total	$19,167	$822

The Company did not record any liabilities measured at fair value on a non-recurring basis during the three months ended March 31, 2023 and 2022.

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

The fair value of financial instruments at March 31, 2023 and December 31, 2022 are set forth below:

	Level in fair value	March 31, 2023		December 31, 2022
	measurement	Carrying	Estimated	Carrying	Estimated
	hierarchy	amount	fair value	amount	fair value
ASSETS
Cash and cash equivalents	Level 1	$369,705	$369,705	$195,505	$195,505
U.S. Treasury securities - AFS	Level 1	72,154	72,154	71,388	71,388
U.S. Treasury securities - HTM	Level 1	49,117	48,141	49,045	47,629
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	222,209	222,209	226,131	226,131
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	398,282	398,282	405,926	405,926
Municipal securities available-for-sale	Level 2	154	154	153	153
Corporate debt	Level 2	1,892	1,892	1,920	1,920
Other available-for-sale securities	Level 3	794	794	771	771
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	331,996	295,246	339,815	298,816
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	256,808	211,869	262,667	213,479
FHLB and FRB stock	Level 2	69,319	69,319	38,390	38,390
Loans receivable	Level 3	7,345,298	7,090,982	7,220,469	6,964,107
Loans held for sale	Level 2	24,594	24,594	22,767	22,767
Accrued interest receivable	Level 2	39,608	39,608	34,587	34,587
Interest rate swap derivatives	Level 2	34,088	34,088	45,046	45,046
Mortgage banking derivatives	Level 3	707	707	407	407
LIABILITIES
Deposit transaction accounts	Level 2	6,603,191	6,603,191	6,999,226	6,999,226
Time deposits	Level 2	978,489	953,790	873,400	845,688
Securities sold under agreements to repurchase	Level 2	21,492	21,492	20,214	20,214
Long-term debt	Level 2	55,000	49,421	55,000	52,430
Federal Home Loan Bank advances	Level 2	1,000,000	1,000,000	385,000	385,000
Accrued interest payable	Level 2	6,498	6,498	3,201	3,201
Interest rate swap derivatives	Level 2	10,042	10,042	12,589	12,589
Mortgage banking derivatives	Level 3	318	318	278	278

Note 19 Acquisition Activities

During 2022, the Company completed the acquisitions of Community Bancorporation, the bank holding company for Rock Canyon Bank, and Bancshares of Jackson Hole, the bank holding company for Bank of Jackson Hole. The Company determined that the acquisitions constitute business combinations as defined in ASC Topic 805, Business Combinations. Accordingly, as of the date of the acquisitions, the Company recorded the assets acquired and liabilities assumed at fair value. The Company determined fair values in accordance with the guidance provided in ASC Topic 820, Fair Value Measurements and Disclosures. In many cases, the determination of these fair values required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. Actual results could differ materially. The Company has made the determination of fair values using the best information available at the time; however, purchase accounting is not complete and the assumptions used are subject to change and, if changed, could have a material effect on the Company's financial position and results of operations.

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

Core deposit and other intangibles—The Company recorded a core deposit intangible asset of $13.3 million and an SBA servicing asset of $3.1 million. The core deposit intangible was valued utilizing a discounted cash flow methodology based upon assumptions regarding retained balances, such as account retention rate and growth rates, interest expense including maintenance costs, and alternative costs of funding. The discount rate applied is consistent to that applied to loans above. The SBA servicing asset was valued using a discounted cash flow methodology that included assumptions for pre-payment speeds and defaults discounted at a market-based discount rate. The valuation methodology was applied to each loan individually based upon its specific characteristics.

The core deposit intangible will be amortized straight-line over ten years, and the SBA servicing asset will be amortized over the life of the underlying portfolio.

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

The following table provides a summary of PCD loans purchased as part of the BOJH acquisition as of the acquisition date:

	Commercial	Commercial real estate non-owner occupied	Residential real estate	Consumer	Total
Unpaid principal balance	$5,061	$8,353	$476	$12	$13,902
PCD allowance for credit loss at acquisition	(151)	(3,557)	(55)	(1)	(3,764)
(Discount) premium on acquired loans	(336)	(226)	(16)	—	(578)
Purchase price of PCD loans	$4,574	$4,570	$405	$11	$9,560

The Company has determined that it is impractical to report the amounts of revenue and earnings of legacy BOJH since the acquisition date due to the integration of certain processes occurring shortly after the acquisition date. Such amounts would require significant estimates that cannot be objectively made.

Unaudited Pro forma information

The following unaudited pro forma information combines the historical results of RCB, BOJH and the Company. The pro forma financial information does not include the potential impacts of possible business model changes, current market conditions, revenue enhancements, expense efficiencies, or other factors. If the RCB and BOJH acquisitions had been completed on January 1, 2021, pro forma total revenue for the Company would have been approximately $419.1 million for the year ended December 31, 2022. Pro forma net income for the Company would have been approximately $120.5 million for the year ended December 31, 2022. For the year ended December 31, 2022, pro forma basic and diluted earnings per share for the Company would have been $3.19 and $3.17, respectively. For the year ended December 31, 2022, the pro forma information reflects adjustments made to exclude acquisition-related expenses of the Company totaling $36.8 million and estimated acquisition-related expenses incurred by RCB and BOJH prior to the acquisition date totaling $4.9 million. Day 1 provision expense was included in 2022 to reflect the assumption of the acquisition timing noted above. Adjustments also included estimated net accretion of loan and investment marks of $8.8 million for the year ended December 31, 2022, estimated net amortization of fair value marks on long term debt of $0.2 million for the year ended December 31, 2022, estimated accretion of fair value marks on time deposits of $0.2 million for the year ended December 31, 2022, and estimated amortization of acquired identifiable intangibles of $3.3 million for the year ended December 31, 2022.

The pro forma information is theoretical in nature and not necessarily indicative of future consolidated results of operations of the Company or the consolidated results of operations which would have resulted had the Company acquired RCB and BOJH during the periods presented.

Note 20 Subsequent Events

In April 2023, NBH Bank acquired StoneCastle Digital Solutions, LLC, a subsidiary of StoneCastle Partners, LLC. Upon closing, the legal name of the acquired entity was changed to Camber Solutions, LLC (“Cambr”). Cambr is a unique deposit acquisition and processing platform that generates core deposits from accounts offered through embedded finance companies. The acquisition allows the Company to grow core deposits thereby providing a unique source of liquidity and a diversification of our funding capabilities while lowering funding costs. As of April 30, 2023, NBH Bank has added $0.5 billion of Cambr deposits to its balance sheet and utilized the funds to pay down $0.5 billion of FHLB advances.

Additionally, on May 9, 2023, the Company’s Board of Directors authorized a new program to repurchase up to $50.0 million of the Company’s common stock from time to time either in the open market or in privately negotiated transactions in accordance with applicable regulations of the Securities and Exchange Commission. To date, the Company has repurchased $36.4 million of its previously authorized $75.0 million stock repurchase program announced in February 2021. The new program of $50.0 million replaces this previously authorized program in its entirety.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management's discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes as of and for the three months ended March 31, 2023, and with our annual report on Form 10-K (file number 001-35654), which includes our audited consolidated financial statements and related notes as of and for the years ended December 31, 2022, 2021 and 2020. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that may cause actual results to differ materially from management's expectations. Factors that could cause such differences are discussed in the section entitled “Cautionary Note Regarding Forward-Looking Statements” located elsewhere in this quarterly report and in Item 1A “Risk Factors” in the annual report on Form 10-K, referenced above, and should be read herewith.

All amounts are in thousands, except share and per share data, or as otherwise noted.

Overview

Our focus is on building relationships by creating a win-win scenario for our clients and our Company. We believe in providing solutions and services to our clients that are based on fairness and simplicity. We have established a solid financial services franchise with a sizable presence for deposit gathering and building client relationships necessary for growth. We are executing on strategic acquisition opportunities to expand our presence in attractive markets and to diversify our revenue streams. Additionally, we are innovating and building strategic fintech partnerships with the goal of delivering a comprehensive digital financial ecosystem for our clients. We are focused on providing small and medium-sized businesses with alternative digital access to address borrowing, depository and cash management needs, while also providing information management and access to digital payment tools, under the safety of a regulated bank. We believe that our established presence in our core markets of Colorado, the greater Kansas City region, Utah, Wyoming, Texas, New Mexico and Idaho, as well as our ongoing investment in digital and blockchain solutions and strategic acquisitions position us well for growth opportunities. As of March 31, 2023, we had $9.9 billion in assets, $7.3 billion in loans, $7.6 billion in deposits, $1.1 billion in equity and $0.8 billion in assets under management in our trust and wealth management business.

Operating Highlights and Key Challenges

   Recent industry concerns

●

We have built a granular and relationship-focused deposit base and our investment securities portfolio has a short average duration and is primarily comprised of government guaranteed mortgage-backed securities.

●	Our deposit base has no exposure to venture capital or crypto deposits.
●	Approximately 70% of our deposits are FDIC insured.
●	Our growth in the last few years has primarily been the result of strategic acquisitions consistent with our long-term business plan.
●	We do not originate high-dollar non-amortizing or balloon payment mortgage loans to our clients.

   Profitability and returns

●	Net income was a record $40.3 million, or $1.06 per diluted share, for the first quarter of 2023, increasing $21.9 million compared to the first quarter of 2022.
●

Return on average tangible assets increased 73 basis points to a record 1.80% for the first quarter of 2023, compared to the first quarter of 2022. Return on average tangible common equity totaled a record 20.86% for the first quarter of 2023, compared to 10.31% for the first quarter of 2022.

●	The return on average tangible assets was 1.80% for the first quarter of 2023, compared to 1.07% for the first quarter of 2022.
●	The return on average tangible common equity was 20.9% for the first quarter of 2023, compared to 10.3% for the first quarter of 2022.

   Strategic execution

●

Completed the acquisition of Cambr Solutions, LLC in April 2023, a business-to-business-to-consumer modeled subsidiary that provides granular and diversified cash deposits in a cost-efficient manner. Cambr administers approximately $1.7 billion of deposits comprising more than 500,000 FDIC-insured cash accounts.

●

Continued to invest in digital solutions for our clients through our financial eco-system, 2UniFiSM, for small and medium-sized businesses that we believe will increase access to financial services while reducing the costs of banking services.

●

Maintained a conservatively structured loan portfolio represented by diverse industries and concentrations with most industry sector concentrations at 15% or less of total loans, and all concentration levels remain well below our self-imposed limits.

   Loan portfolio

●	Total loans ended the quarter at $7.3 billion increasing $124.8 million, or 7.0% annualized, since December 31, 2022.
●	Generated first quarter loan fundings totaling $393.9 million with a weighted average new loan origination rate of 7.9%.

   Credit quality

●	Allowance for credit losses totaled 1.23% of total loans at March 31, 2023, compared to 1.24% at December 31, 2022.
●

During the three months ended March 31, 2023, the Company recorded a provision expense for credit losses of $0.9 million, compared to a provision release of $0.3 million during the three months ended March 31, 2022.

●	Net charge-offs to average total loans for the three months ended March 31, 2023 totaled 0.01% annualized, compared to 0.03% for the full year ended December 31, 2022.
●

Credit quality remained strong, as non-performing loans (comprised of non-accrual loans and non-accrual modified loans) at March 31, 2023 totaled a record low 0.13% of total loans, compared to 0.23% at December 31, 2022. Non-performing assets to total loans and OREO improved to 0.18% at March 31, 2022, compared to 0.28% at December 31, 2022.

   Client deposit funded balance sheet

●

Average transaction deposits for the first quarter of 2023 increased 26.1% to $6.8 billion, compared to $5.4 billion for the same period in the prior year. Compared to the fourth quarter of 2022, average transaction deposits decreased $318.0 million, or 4.5% during the first quarter of 2023.

●

Average total deposits for the first quarter of 2023 increased 24.2% to $7.7 billion, compared to the first quarter of 2022. Compared to the fourth quarter of 2022, average total deposits decreased $287.6 million, or 3.6% during the first quarter of 2023.

●	The mix of transaction deposits to total deposits decreased 180 basis points to 87.1% at March 31, 2023 from last quarter.
●

Cost of deposits totaled 0.58%, increasing 41 basis points, compared to March 31, 2022 due to an increase in the Fed Funds rate between periods. Compared to the fourth quarter of 2022, cost of deposits increased 0.25% during the first quarter of 2023.

   Revenues

●	Fully taxable equivalent (“FTE”) net interest income totaled $96.3 million for the first quarter of 2023 and increased $48.3 million, or 100.7%, compared to the first quarter of 2022.
●

The FTE net interest margin widened 149 basis points to 4.39% for the three months ended March 31, 2023, compared to the same period in the prior year benefitting from a 216 basis point increase in earning asset yields to 5.24% partially offset by an increase in the cost of funds. The cost of funds increased 71 basis points to 0.90% for the three months ended March 31, 2023, compared to the same period in the prior year.

●

Non-interest income totaled $14.7 million during the three months ended March 31, 2023, compared to $19.1 million for the three months ended March 31, 2022, driven by lower mortgage banking income due to lower refinance activity and competition driving tighter gain on sale margins.

●	Service charges and bank card fees increased a combined $0.9 million during the three months ended March 31, 2023, compared to the first quarter of 2022.

   Expenses

●

Non-interest expense totaled $58.3 million during the three months ended March 31, 2023, representing an increase of $14.2 million, or 32.2%, compared to the three months ended March 31, 2022 largely driven by an increase in core operating expenses due to our 2022 acquisitions. Included in non-interest expense was $1.7 million higher FDIC deposit insurance expense in the first quarter of 2023 as a result of our recent acquisitions and an increase in the FDIC assessment rate effective January 2023.

●

The FTE efficiency ratio, excluding core deposit and wealth management intangible amortization, during the three months ended March 31, 2023 totaled 53.2%, compared to 57.1% during the year ended December 31, 2022.

●

Income tax expense totaled $10.1 million during the three months ended March 31, 2023, compared to $3.6 million during the three months ended March 31, 2022 driven by higher pre-tax income. The effective tax rate for the first quarter 2023 was 20.0%, compared to 17.3% for the full year 2022.

   Strong capital position

●

Capital ratios continue to be strong and in excess of federal bank regulatory agency “well capitalized” thresholds. As of March 31, 2023, our consolidated tier 1 leverage ratio was 9.46% and our consolidated common equity tier 1 and tier 1 risk based capital ratios were 11.32%.

●

At March 31, 2023, common book value per share was $30.12. The tangible common book value per share increased $1.13 during the first quarter to $21.76 at March 31, 2023, as the quarter’s earnings outpaced the quarterly dividend and benefitted from a $0.25 per share decrease in accumulated other comprehensive loss.

Key Challenges

There are a number of significant challenges confronting us and our industry. Liquidity within the financial services sector has tightened within recent months, and we expect intense competition for deposits throughout our markets. Additionally, we face continual challenges implementing our business strategy. These include growing our assets, particularly loans, and deposits amidst intense competition, changing interest rates, adhering to changes in the regulatory environment and identifying and consummating disciplined acquisition and other expansionary opportunities in a very competitive and inflationary environment.

We are focused on growing our loan portfolio while adhering to our established underwriting standards and self-imposed concentration limits. A significant portion of our loan portfolio is secured by real estate and any deterioration in real estate values or credit quality or elevated levels of non-performing assets would ultimately have a negative impact on the quality of our loan portfolio. In addition, we may see increased rates of repurchase or indemnification demands or indemnification as a result of self-reporting of identified errors in our mortgage loan portfolio. For instance, as part of our normal review process, we have discovered irregularities in mortgage loan applications in one of our offices that has prompted an investigation. Our investigation is not yet complete, and we can give no assurances whether or not its outcome will materially and adversely affect our business or financial condition or results.

Future growth in our interest income will ultimately be dependent on our ability to originate high-quality loans and other high-quality earning assets such as investment securities as well as our ability to access liquidity and manage our cost of funds. Liquidity is monitored and managed to ensure that sufficient funds are available to meet our business needs. Management believes that the Company's excess cash, borrowing capacity and access to sufficient sources of capital are adequate to meet our short-term and long-term liquidity needs in the foreseeable future. We anticipate having access to other third party funding sources, including the ability to raise funds through FHLB advances, issuance of debt, federal funds purchased and the issuance of shares of our common stock or other equity or equity-related securities.

Cash balances total $369.7 million as of March 31, 2023 and have increased $174.2 million from December 31, 2022 and decreased $416.7 million from March 31, 2022. Investment securities totaled $1.3 billion as of March 31, 2023 and decreased $24.4 million, or 1.8%, compared to December 31, 2022. As of March 31, 2023, our loans outstanding totaled $7.3 billion, increasing $124.8 million, or 1.7%, compared to December 31, 2022. During 2023, our weighted average rate on new loans funded at the time of origination was 7.5%, which was higher compared to the weighted average yield from our originated loans of 5.8% during the same period. During the three months ended March 31, 2023, the Federal Reserve increased prevailing interest rates by a total of 50 basis points. Our future earnings will be impacted by the Federal Reserve’s future interest rate policy decisions.

We maintain a granular and well diversified deposit base with no exposure to venture capital or crypto deposits. Approximately 70% of our deposits were FDIC insured as of March 31, 2023. Average total deposits were $7.7 billion during the first quarter of 2023, compared to $8.0 billion during the fourth quarter of 2022. The mix of transaction deposits to total deposits was 87.1% at March 31, 2023. Cost of deposits totaled 0.58% at March 31, 2023, and our total cost of funds was 0.90%.

Continued regulation, new liquidity and capital constraints, increased FDIC insurance costs, and a continual need to bolster cybersecurity are adding costs and uncertainty to all U.S. banks and could affect profitability. Also, nontraditional participants in the market may offer increased competition as non-bank payment businesses, including fintechs, are expanding into traditional banking products. While certain external factors are out of our control and may provide obstacles to our business strategy, we are prepared to deal with these challenges and expand our offerings in digital technology, including by partnering with and investing in fintechs where appropriate. We seek to remain flexible, yet methodical and proactive, in our strategic decision making so that we can quickly respond to market changes and the inherent challenges and opportunities that accompany such changes.

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

Key Metrics(1)

	As of and for the three months ended
	March 31,	December 31,	March 31,
	2023	2022	2022
Return on average assets	1.70%	0.70%	1.04%
Return on average tangible assets(2)	1.80%	0.77%	1.07%
Return on average tangible assets, adjusted(2)(3)	1.80%	1.55%	1.07%
Return on average equity	14.60%	6.13%	8.84%
Return on average tangible common equity(2)	20.86%	9.17%	10.31%
Return on average tangible common equity, adjusted(2)(3)	20.86%	18.37%	10.31%
Loan to deposit ratio (end of period)(10)	96.88%	91.72%	73.44%
Non-interest bearing deposits to total deposits (end of period)	38.53%	39.82%	40.14%
Net interest margin(4)	4.32%	4.32%	2.82%
Net interest margin FTE(2)(4)(5)	4.39%	4.39%	2.90%
Interest rate spread FTE(2)(5)(6)	3.83%	4.09%	2.78%
Yield on earning assets(7)	5.17%	4.72%	3.00%
Yield on earning assets FTE(2)(5)(7)	5.24%	4.79%	3.08%
Cost of interest bearing liabilities	1.41%	0.70%	0.30%
Cost of deposits	0.58%	0.33%	0.17%
Non-interest income to total revenue FTE(5)	13.22%	12.78%	28.43%
Non-interest expense to average assets	2.46%	2.84%	2.49%
Efficiency ratio	53.21%	61.96%	67.08%
Efficiency ratio excluding other intangible assets amortization FTE(2)(3)(5)	51.30%	53.76%	65.32%
Pre-provision net revenue	$51,262	$41,542	$21,633
Pre-provision net revenue FTE(2)(5)	52,676	42,996	22,946
Pre-provision net revenue FTE adjusted for acquisition-related expense(2)(3)(5)	52,676	49,807	22,946

Total Loans Asset Quality Data(8)(9)(10)
Non-performing loans to total loans	0.13%	0.23%	0.24%
Non-performing assets to total loans and OREO	0.18%	0.28%	0.35%
Allowance for credit losses to total loans	1.23%	1.24%	1.04%
Allowance for credit losses to non-performing loans	946.40%	542.35%	440.01%
Net charge-offs to average loans	0.01%	0.04%	0.05%

(1)	Ratios are annualized.
(2)	Ratio represents non-GAAP financial measure. See non-GAAP reconciliations below.
(3)	Ratios are adjusted for acquisition-related expenses. See non-GAAP reconciliation below.
(4)	Net interest margin represents net interest income, including accretion income on interest earning assets, as a percentage of average interest earning assets.
(5)

Presented on an FTE basis using the statutory rate of 21% for all periods presented. The taxable equivalent adjustments included above are $1,414, $1,454 and $1,313 for the three months ended March 31, 2023, December 31, 2022 and March 31, 2022, respectively.

(6)	Interest rate spread represents the difference between the weighted average yield on interest earning assets and the weighted average cost of interest bearing liabilities.
(7)	Interest earning assets include assets that earn interest/accretion or dividends. Any market value adjustments on investment securities are excluded from interest-earning assets.
(8)	Non-performing loans consist of non-accruing loans and restructured loans on non-accrual.
(9)	Non-performing assets include non-performing loans and OREO.
(10)	Total loans are net of unearned discounts and fees.

About Non-GAAP Financial Measures

Certain of the financial measures and ratios we present, including “tangible assets,” “average tangible assets,” “return on average tangible assets,” “tangible common equity,” “tangible common equity to tangible assets,” “return on average tangible common equity,” “tangible common book value,” “tangible common book value per share,” “tangible common equity to tangible assets,” “tangible common book value, excluding accumulated other comprehensive loss, net of tax,” “tangible common book value per share, excluding accumulated other comprehensive loss, net of tax,” “adjusted non-interest expense,” “non-interest expense to average assets, adjusted,” “adjusted net income,” “adjusted net income excluding core deposit intangible amortization expense, after tax,” “adjusted earnings per share - diluted,” “adjusted return on average tangible assets,” “adjusted return on average tangible common equity,” “non-interest expense adjusted for intangible asset amortization and acquisition-related expenses,” “non-interest expense adjusted for acquisition-related expenses,” “efficiency ratio adjusted for other intangible assets amortization and acquisition-related expenses,” “pre-provision net revenue,” “pre-provision net revenue adjusted for acquisition-related expenses,” “tangible common book value, excluding accumulated other comprehensive loss (income), net of tax,” “tangible common book value per share, excluding accumulated other comprehensive loss (income), net of tax,” “adjusted net income excluding other intangible assets amortization expense, after tax,” “net income adjusted for the impact of other intangible assets amortization expense and acquisition-related expenses, after tax,” “net income excluding the impact of other intangible assets amortization expense, after tax,” and “fully taxable equivalent” metrics, are supplemental measures that are not required by, or are not presented in accordance with, U.S. generally accepted accounting principles (GAAP). We refer to these financial measures and ratios as “non-GAAP financial measures.” We consider the use of select non-GAAP financial measures and ratios to be useful for financial and operational decision making and useful in evaluating period-to-period comparisons. We believe that these non-GAAP financial measures provide meaningful supplemental information regarding our performance by excluding certain expenditures or assets that we believe are not indicative of our primary business operating results or by presenting certain metrics on an FTE basis. We believe that management and investors benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting, analyzing and comparing past, present and future periods.

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

Tangible Common Book Value Ratios

	March 31,	December 31,	March 31,
	2023	2022	2022
Total shareholders' equity	$1,133,727	$1,092,202	$820,215
Less: goodwill and other intangible assets, net	(325,828)	(327,191)	(121,096)
Add: deferred tax liability related to goodwill	11,212	10,984	10,298
Tangible common equity (non-GAAP)	$819,111	$775,995	$709,417

Total assets	$9,917,223	$9,573,243	$7,341,512
Less: goodwill and other intangible assets, net	(325,828)	(327,191)	(121,096)
Add: deferred tax liability related to goodwill	11,212	10,984	10,298
Tangible assets (non-GAAP)	$9,602,607	$9,257,036	$7,230,714

Tangible common equity to tangible assets calculations:
Total shareholders' equity to total assets	11.43%	11.41%	11.17%
Less: impact of goodwill and other intangible assets, net	(2.90)%	(3.03)%	(1.36)%
Tangible common equity to tangible assets (non-GAAP)	8.53%	8.38%	9.81%

Tangible common book value per share calculations:
Tangible common equity (non-GAAP)	$819,111	$775,995	$709,417
Divided by: ending shares outstanding	37,641,381	37,608,519	30,008,781
Tangible common book value per share (non-GAAP)	$21.76	$20.63	$23.64

Tangible common book value per share, excluding accumulated other comprehensive loss calculations:
Tangible common equity (non-GAAP)	$819,111	$775,995	$709,417
Accumulated other comprehensive loss, net of tax	78,627	88,204	38,633
Tangible common book value, excluding accumulated other comprehensive loss, net of tax (non-GAAP)	897,738	864,199	748,050
Divided by: ending shares outstanding	37,641,381	37,608,519	30,008,781
Tangible common book value per share, excluding accumulated other comprehensive loss, net of tax (non-GAAP)	$23.85	$22.98	$24.93

Return on Average Tangible Assets and Return on Average Tangible Equity

	As of and for the three months ended
	March 31,	December 31,	March 31,
	2023	2022	2022
Net income	$40,283	$16,721	$18,352
Add: impact of other intangible assets amortization expense, after tax	1,049	1,049	227
Net income excluding the impact of other intangible assets amortization expense, after tax (non-GAAP)	$41,332	$17,770	$18,579

Net income excluding the impact of other intangible assets amortization expense, after tax	$41,332	$17,770	$18,579
Add: acquisition-related adjustments, after tax (non-GAAP)(1)	—	17,825	—
Net income adjusted for the impact of other intangible assets amortization expense and acquisition-related expenses, after tax (non-GAAP)(1)	$41,332	$35,595	$18,579

Average assets	$9,619,456	$9,443,630	$7,174,398
Less: average goodwill and other intangible assets, net of deferred tax liability related to goodwill	(315,493)	(314,017)	(110,973)
Average tangible assets (non-GAAP)	$9,303,963	$9,129,613	$7,063,425

Average shareholders' equity	$1,119,118	$1,082,840	$841,942
Less: average goodwill and other intangible assets, net of deferred tax liability related to goodwill	(315,493)	(314,017)	(110,973)
Average tangible common equity (non-GAAP)	$803,625	$768,823	$730,969

Return on average assets	1.70%	0.70%	1.04%
Return on average tangible assets (non-GAAP)	1.80%	0.77%	1.07%
Adjusted return on average tangible assets (non-GAAP)	1.80%	1.55%	1.07%
Return on average equity	14.60%	6.13%	8.84%
Return on average tangible common equity (non-GAAP)	20.86%	9.17%	10.31%
Adjusted return on average tangible common equity (non-GAAP)	20.86%	18.37%	10.31%

(1) Acquisition-related adjustments:
Provision expense adjustments:
CECL day 1 provision expense (non-GAAP)	$—	$16,348	$—
Non-interest expense adjustments:
Acquisition-related expenses (non-GAAP)	—	6,811	—
Acquisition-related adjustments before tax (non-GAAP)	—	23,159	—
Tax expense impact	—	(5,334)	—
Acquisition-related adjustments, after tax (non-GAAP)	$—	$17,825	$—

Fully Taxable Equivalent Yield on Earning Assets and Net Interest Margin

	As of and for the three months ended
	March 31,	December 31,	March 31,
	2023	2022	2022
Interest income	$113,533	$103,958	$49,525
Add: impact of taxable equivalent adjustment	1,414	1,454	1,313
Interest income FTE (non-GAAP)	$114,947	$105,412	$50,838

Net interest income	$94,889	$95,066	$46,661
Add: impact of taxable equivalent adjustment	1,414	1,454	1,313
Net interest income FTE (non-GAAP)	$96,303	$96,520	$47,974

Average earning assets	$8,902,740	$8,729,482	$6,702,501
Yield on earning assets	5.17%	4.72%	3.00%
Yield on earning assets FTE (non-GAAP)	5.24%	4.79%	3.08%
Net interest margin	4.32%	4.32%	2.82%
Net interest margin FTE (non-GAAP)	4.39%	4.39%	2.90%

Efficiency Ratio and Pre-Provision Net Revenue

	As of and for the three months ended
	March 31,	December 31,	March 31,
	2023	2022	2022
Net interest income	$94,889	$95,066	$46,661
Add: impact of taxable equivalent adjustment	1,414	1,454	1,313
Net interest income FTE (non-GAAP)	$96,303	$96,520	$47,974

Non-interest income	$14,665	$14,138	$19,054

Non-interest expense	$58,292	$67,662	$44,082
Less: other intangible assets amortization	(1,363)	(1,363)	(296)
Less: acquisition-related expenses (non-GAAP)	—	(6,811)	—
Non-interest expense adjusted for other intangible assets amortization and acquisition-related expenses (non-GAAP)	$56,929	$59,488	$43,786

Non-interest expense	$58,292	$67,662	$44,082
Less: acquisition-related expenses (non-GAAP)	—	(6,811)	—
Non-interest expense, adjusted for impact of other intangible assets amortization expense and acquisition-related expenses (non-GAAP)	$58,292	$60,851	$44,082

Efficiency ratio	53.21%	61.96%	67.08%
Efficiency ratio excluding other intangible assets amortization FTE (non-GAAP)	51.30%	53.76%	65.32%

Pre-provision net revenue (non-GAAP)	$51,262	$41,542	$21,633
Pre-provision net revenue, FTE (non-GAAP)	52,676	42,996	22,946
Pre-provision net revenue FTE, adjusted for acquisition-related expenses (non-GAAP)	52,676	49,807	22,946

Adjusted Net Income and Earnings Per Share

	As of and for the three months ended
	March 31,	December 31,	March 31,
	2023	2022	2022
Adjustments to net income:
Net income	$40,283	$16,721	$18,352
Add: Acquisition-related adjustments, after tax (non-GAAP)	—	17,825	—
Adjusted net income (non-GAAP)	$40,283	$34,546	$18,352

Adjustments to earnings per share:
Earnings per share - diluted	$1.06	$0.44	$0.60
Add: Acquisition-related adjustments, after tax (non-GAAP)	—	0.47	—
Adjusted earnings per share - diluted (non-GAAP)	$1.06	$0.91	$0.60

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

Financial Condition

Total assets were $9.9 billion at March 31, 2023, compared to $9.6 billion at December 31, 2022, an increase of $344.0 million, or 3.6%. Cash and cash equivalents increased $174.2 million, or 89.1%, from December 31, 2022, and investment securities decreased $24.4 million, or 1.8%. Total loans increased $124.8 million, or 7.0% annualized, and the allowance for credit losses increased $0.8 million to $90.3 million at March 31, 2023. During the first quarter of 2023, lower cost demand, savings, and money market deposits ("transaction deposits") totaled $6.6 billion, compared to $7.0 billion at December 31, 2022. Total deposits were $7.6 billion at March 31, 2023, compared to $7.9 billion at December 31, 2022. FHLB advances increased to $1.0 billion at March 31, 2023, compared to $385.0 million at December 31, 2022, to fund loan originations and increase cash.

Investment securities

Available-for-sale

Total investment securities available-for-sale decreased 1.5% during the three months ended March 31, 2023 to $0.7 billion. There were no purchases of available-for-sale securities during the three months ended March 31, 2023. Purchases of available-for-sale securities during the three months ended March 31, 2022 totaled $179.4 million. Paydowns and maturities totaled $22.5 million and $39.1 million during the three months ended March 31, 2023 and 2022, respectively.

Our available-for-sale investment securities portfolio is summarized in the following table as of the dates indicated. The weighted average yield was calculated based on amortized cost. Yields on tax exempt securities have not been adjusted for tax exempt status.

	March 31, 2023				December 31, 2022
				Weighted				Weighted
	Amortized	Fair	Percent of	average	Amortized	Fair	Percent of	average
	cost	value	portfolio	yield	cost	value	portfolio	yield
Treasury securities	$74,148	$72,154	10.4%	2.54%	$74,031	$71,388	10.1%	2.54%
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	256,267	222,209	32.0%	1.71%	263,939	226,131	32.0%	1.72%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	463,907	398,282	57.2%	1.69%	478,866	405,926	57.5%	1.69%
Municipal securities	155	154	0.0%	3.17%	155	153	0.0%	3.17%
Corporate debt	2,000	1,892	0.3%	5.87%	2,000	1,920	0.3%	5.87%
Other securities	794	794	0.1%	0.00%	771	771	0.1%	0.00%
Total investment securities available-for-sale	$797,271	$695,485	100.0%	1.79%	$819,762	$706,289	100.0%	1.79%

As of March 31, 2023 and December 31, 2022, nearly all the available-for-sale investment portfolio was backed by mortgages. The residential mortgage pass-through securities portfolio is comprised of both fixed rate and adjustable rate FHLMC, FNMA and GNMA securities. The other mortgage-backed securities are comprised of securities backed by FHLMC, FNMA and GNMA securities.

Mortgage-backed securities may have actual maturities that differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average life of the available-for-sale mortgage-backed securities portfolio was 5.4 years at both March 31, 2023 and December 31, 2022. This estimate is based on assumptions and actual results may differ. At March 31, 2023 and December 31, 2022, the duration of the total available-for-sale investment portfolio was 4.5 years and 4.4 years, respectively.

At March 31, 2023 and December 31, 2022, adjustable rate securities comprised 11.8% and 11.5%, respectively, of the available-for-sale MBS portfolio. The remainder of the portfolio was comprised of fixed rate amortizing securities with 10 to 30 year contractual maturities, with a weighted average coupon of 1.74% per annum and 1.75% per annum at March 31, 2023 and December 31, 2022, respectively.

The available-for-sale investment portfolio included $101.8 million of unrealized losses at March 31, 2023. At December 31, 2022, the available-for-sale investment portfolio included $113.5 million of unrealized losses. We believe any unrealized losses are a result of prevailing interest rates, and as such, we do not believe that any of the securities with unrealized losses were impaired. Management believes that default of the available-for-sale securities is highly unlikely. FHLMC, FNMA and GNMA guaranteed mortgage-backed securities and U.S. Treasury securities have a long history of zero credit losses, an explicit guarantee by the U.S. government (although limited for FNMA and FHLMC securities) and yields that generally trade based on market views of prepayment and liquidity risk rather than credit risk.

 Held-to-maturity

Held-to-maturity investment securities decreased 2.1% during the three months ended March 31, 2023 to $0.6 billion. Purchases during the three months ended March 31, 20231 totaled $2.5 million. There were no purchases of held-to-maturity investment securities during the three months ended March 31, 2022. Paydowns and maturities totaled $16.2 million and $41.4 million during the three months ended March 31, 2023 and 2022, respectively.

Held-to-maturity investment securities are summarized as follows as of the dates indicated:

	March 31, 2023				December 31, 2022
				Weighted				Weighted
	Amortized	Fair	Percent of	average	Amortized	Fair	Percent of	average
	cost	value	portfolio	yield	cost	value	portfolio	yield
Treasury securities	$49,117	$48,141	7.7%	3.14%	$49,045	$47,629	7.5%	3.14%
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	331,996	295,246	52.0%	2.30%	339,815	298,816	52.2%	2.29%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	256,808	211,869	40.3%	1.60%	262,667	213,479	40.3%	1.60%
Total investment securities held-to-maturity	$637,921	$555,256	100.0%	2.08%	$651,527	$559,924	100.0%	2.07%

The residential mortgage pass-through and other residential MBS held-to-maturity investment portfolios are comprised of fixed rate FHLMC, FNMA and GNMA securities.

The fair value of the held-to-maturity investment portfolio included $0.6 million of unrealized gains and $83.2 million of unrealized losses at March 31, 2023. At December 31, 2022, the held-to-maturity investment portfolio included $0.2 million of unrealized gains and $91.8 million of unrealized losses.

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

Mortgage-backed securities may have actual maturities that differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average expected life of the held-to-maturity mortgage-backed securities portfolio as of March 31, 2023 and December 31, 2022 was 6.0 years for both periods. This estimate is based on assumptions and actual results may differ. The duration of the total held-to-maturity investment portfolio was 4.9 years and 4.8 years as of March 31, 2023 and December 31, 2022, respectively.

Non-marketable securities

Non-marketable securities totaled $120.7 million and $89.0 million at March 31, 2023 and December 31, 2022, respectively, and included FRB stock, FHLB stock and other non-marketable securities. During the three months ended March 31, 2023 and 2022, purchases of non-marketable securities totaled $35.9 million and $4.0 million, respectively. Proceeds from non-marketable securities totaled $4.7 million during three months ended March 31, 2023.

At March 31, 2023, the Company held $45.6 million of FHLB stock and $23.7 million of FRB stock for regulatory or debt facility purposes. At December 31, 2022, the Company held $20.3 million of FHLB stock and $18.1 million of FRB stock. Purchases of FHLB and FRB stock totaled $35.9 million and zero during the three months ended March 31, 2023 and 2022, respectively. These are restricted securities which, lacking a market, are carried at cost. The Company is not aware of any events or changes in circumstances that may have an adverse effect on the investments carried at cost.

At March 31, 2023, other non-marketable securities totaled $51.4 million and consisted of equity method investments totaling $22.4 million and convertible preferred stock without a readily determinable fair value totaling $29.0 million. At December 31, 2022, other non-marketable securities totaled $50.7 million and consisted of equity method investments totaling $21.7 million and convertible preferred stock without a readily determinable fair value totaling $29.0 million. During the three months ended March 31, 2023 and 2022, purchases of other non-marketable securities totaled zero and $4.0 million, respectively. The Company continues to invest with fintech solution providers to support our digital ecosystem buildout, support our core bank products and offerings, and to leverage efficiencies and technological solutions in our shared services areas.

Loans overview

At March 31, 2023, our loan portfolio was comprised of new loans that we have originated and loans that were acquired in connection with our eight acquisitions to date.

The table below shows the loan portfolio composition at the respective dates:

			March 31, 2023 vs.
			December 31, 2022
	March 31, 2023	December 31, 2022	% Change
Originated:
Commercial:
Commercial and industrial	$1,818,415	$1,841,313	(1.2)%
Municipal and non-profit	979,801	959,305	2.1%
Owner-occupied commercial real estate	674,231	656,361	2.7%
Food and agribusiness	270,197	284,714	(5.1)%
Total commercial	3,742,644	3,741,693	0.0%
Commercial real estate non-owner occupied	979,150	841,657	16.3%
Residential real estate	864,544	827,030	4.5%
Consumer	16,766	16,986	(1.3)%
Total originated	5,603,104	5,427,366	3.2%

Acquired:
Commercial:
Commercial and industrial	172,368	183,522	(6.1)%
Municipal and non-profit	316	321	(1.6)%
Owner-occupied commercial real estate	248,883	256,979	(3.2)%
Food and agribusiness	64,739	69,265	(6.5)%
Total commercial	486,306	510,087	(4.7)%
Commercial real estate non-owner occupied	845,374	854,393	(1.1)%
Residential real estate	407,254	424,251	(4.0)%
Consumer	3,260	4,372	(25.4)%
Total acquired	1,742,194	1,793,103	(2.8)%
Total loans	$7,345,298	$7,220,469	1.7%

The Company maintains a granular and well-diversified loan portfolio with self-imposed concentration limits. The loan portfolio increased $124.8 million, or 7.0% annualized, from December 31, 2022 to March 31, 2023. First quarter loan fundings totaled $393.9 million with a weighted average new loan origination rate of 7.5%.

Our commercial and industrial loan portfolio is highly diversified across industry sectors and geography. At March 31, 2023, there were no industry sectors representing more than 10.0% of our total loan portfolio. Key segments included government/non-profit loans of $566.2 million, or 7.7% of total loans, and health care/hospital loans of $411.1 million, or 5.6% of total loans.

Non-owner occupied CRE loans were 176.3% of the Company’s risk based capital, or 24.8% of total loans, and no specific property type comprised more than 10.0% of total loans. The Company maintains little exposure to non-owner occupied CRE retail properties, comprising 2.0% of total loans. Multi-family loans totaled $282.1 million, or 3.8% of total loans, and office loans totaled $104.0 million, or 1.4% of total loans as of March 31, 2023.

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

New loan origination is a direct result of our ability to recruit and retain top banking talent, connect with clients in our markets and provide needed services at competitive rates. Loan fundings totaled $2.0 billion over the past 12 months, led by commercial loan fundings of $1.1 billion. Fundings are defined as closed-end funded loans and revolving lines of credit advances, net of any current period paydowns. Management utilizes this more conservative definition of fundings to better approximate the impact of fundings on loans outstanding and ultimately net interest income.

The following tables represent new loan fundings during 2023 and 2022:

	First quarter	Fourth quarter	Third quarter	Second quarter	First quarter
	2023	2022	2022	2022	2022
Commercial:
Commercial and industrial	$107,013	$177,693	$201,106	$152,550	$169,168
Municipal and non-profit	22,526	20,393	20,845	81,428	49,906
Owner occupied commercial real estate	33,912	40,912	65,125	78,905	67,597
Food and agribusiness	(6,564)	28,518	76,293	(4,186)	18,620
Total commercial	156,887	267,516	363,369	308,697	305,291
Commercial real estate non-owner occupied	185,875	133,271	166,739	88,612	63,416
Residential real estate	49,406	95,067	99,951	93,220	49,040
Consumer	1,717	1,396	1,505	1,989	1,904
Total	$393,885	$497,250	$631,564	$492,518	$419,651

Included in fundings are net (paydowns) fundings under revolving lines of credit totaling ($7,096), $96,903, $124,834, $21,762 and $66,430 for the dates noted in the table above, respectively.

The tables below show the contractual maturities of our total loans for the dates indicated:

	March 31, 2023
	Due within	Due after 1 but	Due after 5 but	Due after
	1 year	within 5 years	within 15 years	15 Years	Total
Commercial:
Commercial and industrial	$264,717	$1,371,068	$344,653	$10,345	$1,990,783
Municipal and non-profit	21,293	112,415	528,494	317,915	980,117
Owner occupied commercial real estate	60,714	265,381	480,640	116,378	923,113
Food and agribusiness	86,668	174,904	55,690	17,675	334,937
Total commercial	433,392	1,923,768	1,409,477	462,313	4,228,950
Commercial real estate non-owner occupied	272,097	950,521	586,605	15,300	1,824,523
Residential real estate	73,848	172,113	359,523	666,314	1,271,798
Consumer	4,751	12,779	2,493	4	20,027
Total loans	$784,088	$3,059,181	$2,358,098	$1,143,931	$7,345,298

	December 31, 2022
	Due within	Due after 1 but	Due after 5 but	Due after
	1 year	within 5 years	within 15 years	15 Years	Total
Commercial:
Commercial and industrial	$234,028	$1,421,752	$353,909	$15,146	$2,024,835
Municipal and non-profit	1,184	134,012	513,872	310,558	959,626
Owner occupied commercial real estate	61,598	261,305	478,104	112,333	913,340
Food and agribusiness	83,254	203,910	46,624	20,191	353,979
Total commercial	380,064	2,020,979	1,392,509	458,228	4,251,780
Commercial real estate non-owner occupied	234,962	863,842	579,843	17,403	1,696,050
Residential real estate	72,035	169,024	372,638	637,584	1,251,281
Consumer	6,142	12,494	2,721	1	21,358
Total loans	$693,203	$3,066,339	$2,347,711	$1,113,216	$7,220,469

The stated interest rate (which excludes the effects of non-refundable loan origination and commitment fees, net of costs and the accretion of fair value marks) of total loans with maturities over one year is as follows at the dates indicated:

	March 31, 2023
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate
Commercial
Commercial and industrial	$724,656	4.86%	$1,001,410	7.50%	$1,726,066	6.40%
Municipal and non-profit(1)	958,862	3.50%	22,328	5.04%	981,190	3.62%
Owner occupied commercial real estate	413,127	4.56%	449,273	6.12%	862,400	5.44%
Food and agribusiness	49,349	5.49%	198,918	7.47%	248,267	7.07%
Total commercial	2,145,994	4.24%	1,671,929	7.10%	3,817,923	5.52%
Commercial real estate non-owner occupied	571,429	4.37%	980,998	6.31%	1,552,427	5.59%
Residential real estate	508,054	3.87%	689,895	4.98%	1,197,949	4.51%
Consumer	11,483	5.20%	3,792	7.67%	15,275	5.82%
Total loans with > 1 year maturity	$3,236,960	4.21%	$3,346,614	6.43%	$6,583,574	5.36%

	December 31, 2022
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate
Commercial
Commercial and industrial	$726,568	4.62%	$1,064,239	7.00%	$1,790,807	6.04%
Municipal and non-profit(1)	965,635	3.50%	22,483	4.77%	988,118	3.63%
Owner occupied commercial real estate	417,675	4.51%	434,066	6.00%	851,741	5.33%
Food and agribusiness	49,961	5.26%	220,764	7.19%	270,725	6.83%
Total commercial	2,159,839	4.14%	1,741,552	6.75%	3,901,391	5.35%
Commercial real estate non-owner occupied	569,788	4.28%	891,299	5.88%	1,461,087	5.25%
Residential real estate	500,170	3.75%	679,075	4.88%	1,179,245	4.40%
Consumer	11,480	4.98%	3,736	7.21%	15,216	5.52%
Total loans with > 1 year maturity	$3,241,277	4.11%	$3,315,662	6.13%	$6,556,939	5.15%

(1)

Included in municipal and non-profit fixed rate loans are loans totaling $341,182 and $340,081 that have been swapped to variable rates at current market pricing at March 31, 2023 and December 31, 2022, respectively. Included in the municipal and non-profit segment are tax exempt loans totaling $781,138 and $772,908 with an FTE weighted average rate of 4.19% and 4.08% at March 31, 2023 and December 31, 2022, respectively.

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

In the event of borrower default, we may seek recovery in compliance with state lending laws, the respective loan agreements, and credit monitoring and remediation procedures that may include modifying a loan from its original terms, for economic or legal reasons, to provide a concession to the borrower from their original terms due to borrower financial difficulties in order to facilitate repayment. Such restructured loans are considered TDMs. Assets that have been foreclosed on or acquired through deed-in-lieu of foreclosure are classified as OREO until sold, and are carried at the fair value of the collateral less estimated costs to sell, with any initial valuation adjustments charged to the ACL and any subsequent declines in carrying value charged to impairments on OREO.

Non-performing assets and past due loans

Non-performing assets consist of non-accrual loans and OREO. Interest income that would have been recorded had non-accrual loans performed in accordance with their original contract terms during the three months ended March 31, 2023 and 2022 was $0.1 million and $0.1 million, respectively.

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

The following table sets forth the non-performing assets and past due loans as of the dates presented:

	March 31, 2023	December 31, 2022
Non-accrual loans:
Non-accrual loans, excluding modified loans	$9,430	$14,034
Modified loans on non-accrual(1)	116	2,478
Non-performing loans	9,546	16,512
OREO	3,458	3,731
Total non-performing assets	$13,004	$20,243

Loans 30-89 days past due and still accruing interest	$2,308	$2,986
Loans 90 days or more past due and still accruing interest	185	95
Non-accrual loans	9,546	16,512
Total past due and non-accrual loans	$12,039	$19,593
Accruing modified loans(1)	$4,154	$4,654
Allowance for credit losses	90,343	89,553
Non-performing loans to total loans	0.13%	0.23%
Total 90 days past due and still accruing interest and non-accrual loans to total loans	0.13%	0.23%
Total non-performing assets to total loans and OREO	0.18%	0.28%
ACL to non-performing loans	946.40%	542.35%

(1)

Reflects troubled debt loan modifications as defined under ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures adopted in the first quarter of 2023. The prior period includes troubled debt restructured loans consistent with historical disclosures.

During the first quarter of 2023, total non-performing loans decreased $7.0 million, or 42.2%, from December 31, 2022. Loans 30-89 days past due and still accruing interest were 0.03% and 0.04% of total loans at March 31, 2023 and December 31, 2022, respectively. Loans 90 days or more past due and still accruing interest were 0.00% at both March 31, 2023 and December 31, 2022.

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

Loans on non-accrual, in bankruptcy and TDMs with a balance greater than $250,000 are excluded from the pooled analysis and are evaluated individually. If management determines that foreclosure is probable, expected credit losses are evaluated based on the criteria listed below, adjusted for selling costs as appropriate. Typically, these loans consist of commercial, commercial real estate and agriculture loans and exclude homogeneous loans such as residential real estate and consumer loans. Specific allowances are determined by collectively analyzing:

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

Net charge-offs on loans during the three months ended March 31, 2023 totaled $0.3 million, and the ratio of annualized net charge-offs to average total loans totaled 0.01%. During the first quarter of 2023, the Company recorded an increase in the allowance for credit losses of $1.0 million driven by loan growth. Specific reserves on loans totaled $4.4 million at March 31, 2023.

Net charge-offs on loans during the three months ended March 31, 2022 totaled $0.6 million, and the ratio of annualized net charge-offs to average total loans totaled 0.05%. During the first quarter of 2022, the Company recorded a decrease in the allowance for credit losses of $0.3 million driven by strong asset quality. Specific reserves on loans totaled $1.5 million at March 31, 2023.

The Company has elected to exclude AIR from the ACL calculation. As of March 31, 2023 and December 31, 2022, AIR from loans totaled $36.1 million and $31.8 million, respectively. When a loan is placed on non-accrual, any recorded AIR is reversed against interest income.

Total ACL

After considering the above mentioned factors, we believe that the ACL of $90.3 million is adequate to cover estimated lifetime losses inherent in the loan portfolio at March 31, 2023. However, it is likely that future adjustments to the ACL will be necessary. Any changes to the underlying assumptions, circumstances or estimates, including but not limited to changes in the underlying macro-economic forecast, used in determining the ACL, could negatively or positively affect the Company's results of operations, liquidity or financial condition.

The following schedule presents, by class stratification, the changes in the ACL during the periods listed:

	As of and for the three months ended
	March 31, 2023		March 31, 2022
	Total loans	% NCOs(1)	Total loans	% NCOs(1)
Beginning balance	$89,553		$49,694
Charge-offs:
Commercial	—	0.00%	(463)	0.04%
Commercial real estate non-owner occupied	—	0.00%	—	0.00%
Residential real estate	—	0.00%	(2)	0.00%
Consumer	(325)	0.02%	(169)	0.01%
Total charge-offs	(325)		(634)
Recoveries	65		75
Net charge-offs	(260)	0.01%	(559)	0.05%
Provision expense (release) for credit losses	1,050		(325)
Ending allowance for credit losses	$90,343		$48,810
Ratio of ACL to total loans outstanding at period end	1.23%		1.04%
Ratio of ACL to total non-performing loans at period end	946.40%		440.01%
Total loans	$7,345,298		$4,674,238
Average total loans outstanding during the period	7,257,639		4,520,205
Non-performing loans	9,546		11,093

(1)	Ratio of annualized net charge-offs to average total loans.

The following tables present the allocation of the ACL and the percentage of the total amount of loans in each loan category listed as of the dates presented:

	March 31, 2023
				ACL as a %
	Total loans	% of total loans	Related ACL	of total ACL
Commercial	$4,228,950	57.6%	$37,395	41.4%
Commercial real estate non-owner occupied	1,824,524	24.8%	32,890	36.4%
Residential real estate	1,271,798	17.3%	19,574	21.7%
Consumer	20,026	0.3%	484	0.5%
Total	$7,345,298	100.0%	$90,343	100.0%

	December 31, 2022
				ACL as a %
	Total loans	% of total loans	Related ACL	of total ACL
Commercial	$4,251,780	58.9%	$37,608	42.0%
Commercial real estate non-owner occupied	1,696,050	23.5%	32,050	35.8%
Residential real estate	1,251,281	17.3%	19,306	21.5%
Consumer	21,358	0.3%	589	0.7%
Total	$7,220,469	100.0%	$89,553	100.0%

Deposits

Deposits from banking clients serve as a primary funding source for our banking operations, and our ability to gather and manage deposit levels is critical to our success. Deposits not only provide a lower-cost funding source for our loans, but also provide a foundation for the client relationships that are critical to future loan growth. We maintain a granular and well diversified deposit base with no exposure to venture capital or crypto deposits. The following table presents information regarding our deposit composition at March 31, 2023 and December 31, 2022:

					Increase (decrease)
	March 31, 2023		December 31, 2022		Amount	% Change
Non-interest bearing demand deposits	$2,920,891	38.5%	$3,134,716	39.9%	$(213,825)	6.8%
Interest bearing demand deposits	1,098,172	14.5%	913,852	11.6%	184,320	20.2%
Savings accounts	795,150	10.5%	885,488	11.2%	(90,338)	10.2%
Money market accounts	1,788,978	23.6%	2,065,170	26.2%	(276,192)	13.4%
Total transaction deposits	6,603,191	87.1%	6,999,226	88.9%	(396,035)	5.7%
Time deposits < $250,000	712,510	9.4%	670,197	8.5%	42,313	(6.3)%
Time deposits > $250,000	265,979	3.5%	203,203	2.6%	62,776	30.9%
Total time deposits	978,489	12.9%	873,400	11.1%	105,089	12.0%
Total deposits	$7,581,680	100.0%	$7,872,626	100.0%	$(290,946)	3.7%

The following table shows uninsured time deposits by scheduled maturity as of March 31, 2023:

March 31, 2023
Three months or less	$19,683
Over 3 months through 6 months	6,117
Over 6 months through 12 months	70,730
Thereafter	72,045
Total uninsured time deposits	$168,575

At March 31, 2023 and December 31 2022, time deposits that were scheduled to mature within 12 months totaled $575.5 million and $469.8 million, respectively. Of the time deposits scheduled to mature within 12 months at March 31, 2023, $161.1 million were in denominations of $250,000 or more, and $414.4 million were in denominations less than $250,000. Approximately 70% of our total deposits were FDIC insured at March 31, 2023 and December 31, 2022. Additionally, the Company participates in the IntraFi Cash Service program, which allows depositors to receive reciprocal FDIC insurance coverage. The Company had $450.4 million and $192.2 million of deposits in the program as of March 31, 2023 and 2022, respectively.

Long-term debt

The Company holds a subordinated note purchase agreement to issue and sell a fixed-to-floating rate note totaling $40.0 million. The balance on the note at March 31, 2023, net of long-term debt issuance costs totaling $0.4 million, totaled $39.6 million. Interest expense totaling $0.3 million was recorded in the consolidated statements of operations during the year ended March 31, 2023.

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

As part of the acquisition of BOJH on October 1, 2022, the Company assumed three subordinated note purchase agreements to issue and sell fixed-to-floating rates totaling $15.0 million. The balance on the notes at March 31, 2023, net of a fair value adjustment related to the acquisition totaling $0.6 million, totaled $14.4 million. Interest expense related to the notes totaling $0.1 million was recorded in the consolidated statements of operations during the year ended March 31, 2023.

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

Other borrowings

As of March 31, 2023 and December 31, 2022, the Company sold securities under agreements to repurchase totaling $21.5 million and $20.2 million, respectively. In addition, as a member of the FHLB, the Company has access to a line of credit and term financing from the FHLB with total available credit of $1.6 billion at March 31, 2023. The Company may utilize the FHLB line of credit as a funding mechanism for originated loans and loans held for sale. At March 31, 2023 and December 31, 2022, the Company had $1.0 billion and $385.0 million, respectively, of outstanding borrowings with the FHLB. The Company may pledge investment securities and loans as collateral for FHLB advances. There were no investment securities pledged at March 31, 2023 or December 31, 2022. Loans pledged were $2.5 billion and $2.0 billion at March 31, 2023 and December 31, 2022, respectively. The Company incurred $7.1 million of interest expense related to FHLB advances or other short-term borrowings for the three months ended March 31, 2023. The Company incurred no interest expense related to FHLB advances or other short-term borrowings for the three months ended March 31, 2022.

Results of Operations

Our net income depends largely on net interest income, which is the difference between interest income from interest earning assets and interest expense on interest bearing liabilities. Our results of operations are also affected by provisions for credit losses and non-interest income, such as service charges, bank card income, swap fee income, and gain on sale of mortgages. Our primary operating expenses, aside from interest expense, consist of salaries and benefits, occupancy costs, telecommunications data processing expense, FDIC deposit insurance and intangible asset amortization. Any expenses related to the resolution of problem assets are also included in non-interest expense.

Overview of results of operations

Net income totaled $40.3 million, or $1.06 per diluted share, during the three months ended March 31, 2023, increasing $21.9 million compared to the three months ended March 31, 2022. The increase was driven by the growth in our business driven by organic loan growth, the 2022 acquisitions and multiple increases in the Federal Funds Rate over the last twelve months. The return on average tangible assets was 1.80% and 1.07% during the three months ended March 31, 2023 and 2022, respectively, and the return on average tangible common equity was 20.86% and 10.31%, respectively.

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

The table below presents the components of net interest income on a FTE basis for the three months ended March 31, 2023 and 2022. The effects of trade-date accounting of investment securities for which the cash had not settled are not considered interest earning assets and are excluded from this presentation for time frames prior to their cash settlement, as are the market value adjustments on the investment securities available-for-sale and loans.

	For the three months ended			For the three months ended
	March 31, 2023			March 31, 2022
	Average balance	Interest	Average rate	Average balance	Interest	Average rate
Interest earning assets:
Originated loans FTE(1)(2)(3)	$5,514,704	$79,167	5.82%	$4,361,919	$42,085	3.91%
Acquired loans	1,771,224	27,023	6.19%	147,638	2,568	7.05%
Loans held for sale	21,753	346	6.45%	93,639	756	3.27%
Investment securities available-for-sale	810,257	3,989	1.97%	751,646	2,849	1.52%
Investment securities held-to-maturity	646,646	2,871	1.78%	589,830	2,012	1.36%
Other securities	51,366	898	6.99%	14,590	209	5.73%
Interest earning deposits	86,790	653	3.05%	743,239	359	0.20%
Total interest earning assets FTE(2)	$8,902,740	$114,947	5.24%	$6,702,501	$50,838	3.08%
Cash and due from banks	$118,607			$79,383
Other assets	687,940			442,098
Allowance for credit losses	(89,831)			(49,584)
Total assets	$9,619,456			$7,174,398
Interest bearing liabilities:
Interest bearing demand, savings and money market deposits	$3,766,203	$7,759	0.84%	$2,936,158	$1,437	0.20%
Time deposits	922,521	3,290	1.45%	821,814	1,094	0.54%
Securities sold under agreements to repurchase	20,045	6	0.12%	22,770	7	0.12%
Long-term debt, net	53,918	518	3.90%	39,489	326	3.35%
Federal Home Loan Bank advances	597,833	7,071	4.80%	—	—	0.00%
Total interest bearing liabilities	$5,360,520	$18,644	1.41%	$3,820,231	$2,864	0.30%
Demand deposits	$3,004,643			$2,434,198
Other liabilities	135,175			78,027
Total liabilities	8,500,338			6,332,456
Shareholders' equity	1,119,118			841,942
Total liabilities and shareholders' equity	$9,619,456			$7,174,398
Net interest income FTE(2)		$96,303			$47,974
Interest rate spread FTE(2)			3.83%			2.78%
Net interest earning assets	$3,542,220			$2,882,270
Net interest margin FTE(2)			4.39%			2.90%
Average transaction deposits	$6,770,846			$5,370,356
Average total deposits	7,693,367			6,192,170
Ratio of average interest earning assets to average interest bearing liabilities	166.08%			175.45%

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Presented on an FTE basis using the statutory tax rate of 21% for all periods presented. The taxable equivalent adjustments included above are $1,414 and $1,313 for the three months ended March 31, 2023 and 2022, respectively.

(3)	Loan fees included in interest income totaled $2,899 and $2,364 for the three months ended March 31, 2023 and 2022, respectively.

Net interest income totaled $94.9 million and $46.7 million during the three months ended March 31, 2023 and 2022, respectively. Net interest income on an FTE basis totaled $96.3 million during the three months ended March 31, 2023, an increase of $48.3 million, or 100.7%, compared to three months ended March 31, 2022. The yield on earning assets increased 216 basis points, driven by an increase in earning assets and increases in the Federal Reserve’s interest rates. During the three months ended March 31, 2023, the cost of funds totaled 0.90%, compared to 0.19%, for the same period during 2022.

Average loans comprised $7.3 billion, or 81.8%, of total average interest earning assets during the three months ended March 31, 2023, compared to $4.5 billion, or 67.3%, during the three months ended March 31, 2022. The increase in average loan balances was driven by organic loan originations and loans acquired through the Rock Canyon Bank and Bank of Jackson Hole acquisitions in 2022.

Average investment securities comprised 16.4% and 20.0% of total interest earning assets during the three months ended March 31, 2023 and 2022, respectively. Average interest bearing cash balances totaled $86.8 million during the three months ended March 31, 2023, compared to $743.2 million for the same period in the prior year as the excess cash liquidity has been deployed into higher-yielding earning assets.

Average interest bearing liabilities increased $1.5 billion during the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase was driven by interest bearing demand, savings and money market deposits totaling $830.0 million, which included deposits from our 2022 acquisitions, Federal Home Loan Bank advances totaling $597.8 million, time deposits of $100.7 million, and long-term debt totaling $14.4 million.

The following table summarizes the changes in net interest income on an FTE basis by major category of interest earning assets and interest bearing liabilities, identifying changes related to volume and changes related to rates for the three months ended March 31, 2023, compared to the three months ended March 31, 2022:

	Three months ended March 31, 2023
	compared to
	Three months ended March 31, 2022
	Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Originated loans FTE(1)(2)(3)	$16,549	$20,533	$37,082
Acquired loans	24,771	(316)	24,455
Loans held for sale	(1,143)	733	(410)
Investment securities available-for-sale	289	851	1,140
Investment securities held-to-maturity	252	607	859
Other securities	643	46	689
Interest earning deposits	(4,939)	5,233	294
Total interest income	$36,422	$27,687	$64,109
Interest expense:
Interest bearing demand, savings and money market deposits	$1,710	$4,612	$6,322
Time deposits	359	1,837	2,196
Securities sold under agreements to repurchase	(1)	—	(1)
Long-term debt, net	139	53	192
Federal Home Loan Bank advances	7,071	—	7,071
Total interest expense	9,278	6,502	15,780
Net change in net interest income	$27,144	$21,185	$48,329

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Presented on an FTE basis using the statutory tax rate of 21% for all periods presented. The taxable equivalent adjustments included above are $1,414 and $1,313 for three months ended March 31, 2023 and 2022, respectively.

(3)	Loan fees included in interest income totaled $2,899 and $2,364 for the three months ended March 31, 2023 and 2022, respectively.

Below is a breakdown of average deposits and the average rates paid during the periods indicated:

	For the three months ended
	March 31, 2023		March 31, 2022
		Average		Average
	Average	rate	Average	rate
	balance	paid	balance	paid
Non-interest bearing demand	$3,004,643	0.00%	$2,434,198	0.00%
Interest bearing demand	926,529	0.98%	577,586	0.17%
Money market accounts	1,993,541	0.97%	1,575,592	0.24%
Savings accounts	846,133	0.37%	782,980	0.14%
Time deposits	922,521	1.45%	821,814	0.54%
Total average deposits	$7,693,367	0.58%	$6,192,170	0.17%

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

The Company recorded a credit loss provision expense of $0.9 million for the three months ended March 31, 2023, driven by loan growth. During the three months ended March 31, 2022, the Company recorded a provision release of $0.3 million, driven by strong asset quality. The allowance for credit losses totaled 1.23% of total loans at March 31, 2023, compared to the allowance for credit losses of 1.04% at March 31, 2022.

Non-interest income

The table below details the components of non-interest income for the periods presented:

	For the three months ended March 31,		2023 vs 2022
			Increase (decrease)
	2023	2022	Amount	% Change
Service charges	$4,101	$3,710	$391	10.5%
Bank card fees	4,637	4,123	514	12.5%
Mortgage banking income	3,216	9,666	(6,450)	(66.7)%
Bank-owned life insurance income	645	532	113	21.2%
Other non-interest income	2,066	1,023	1,043	102.0%
Total non-interest income	$14,665	$19,054	$(4,389)	(23.0)%

Non-interest income decreased $4.4 million, or 23.0%, compared to the first quarter of last year. The decrease was primarily driven by $6.5 million lower mortgage banking income due to lower refinance activity and competition driving tighter gain on sale margins. Other non-interest income, included $0.5 million of trust income during the first quarter 2023. Service charges and bank card fees increased a combined $0.9 million compared to the first quarter of 2022.

Non-interest expense

The table below details the components of non-interest expense for the periods presented:

	For the three months ended March 31,		2023 vs 2022
			Increase (decrease)
	2023	2022	Amount	% Change
Salaries and benefits	$32,989	$29,336	$3,653	12.5%
Occupancy and equipment	9,073	6,396	2,677	41.9%
Data processing	3,752	2,381	1,371	57.6%
Marketing and business development	870	673	197	29.3%
FDIC deposit insurance	2,178	482	1,696	351.9%
Bank card expenses	1,328	1,268	60	4.7%
Professional fees	2,590	814	1,776	218.2%
Other non-interest expense	4,149	2,436	1,713	70.3%
Core deposit and wealth management intangible assets amortization	1,363	296	1,067	360.5%
Total non-interest expense	$58,292	$44,082	$14,210	32.2%

Non-interest expense increased $14.2 million, or 32.2%, compared to the first quarter of last year. The increase was largely driven by an increase in core operating expenses related to our 2022 acquisitions. FDIC deposit insurance expense increased $1.7 million due to our 2022 acquisitions and an increase in the FDIC assessment rate effective January 2023.

Income taxes

Income tax expense was $10.1 million for the three months ended March 31, 2023, compared to an income tax expense of $3.6 million for the three months ended March 31, 2022. Included in income tax expense was $0.1 million and $0.1 million of tax benefit from stock compensation activity during three months ended March 31, 2023 and March 31, 2022, respectively. Adjusting for the stock compensation activity, the effective tax rate for the three months ended March 31, 2023 was 20.3%, compared to 16.8% for the three months ended March 31, 2022.

Additional information regarding income taxes can be found in note 20 of our audited consolidated financial statements in our 2022 Annual Report on Form 10-K.

Liquidity and Capital Resources

Liquidity

Liquidity risk management is an important element in our asset/liability management. Liquidity is monitored and managed to ensure that sufficient funds are available to operate our business and pay our obligations to depositors and other creditors, while providing ample available funds for opportunistic and strategic investments. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed problematic by management. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs.

Management believes that the Company's excess cash, borrowing capacity and access to sufficient sources of capital are adequate to meet its short-term and long-term liquidity needs in the foreseeable future. Our primary sources of funds include but are not limited to deposits, funds provided from operations, prepayments and maturities of loans and investment securities, securities sold under agreements to repurchase, the sale of investment securities, and federal funds purchased. Additionally, we have access to various third party funding sources including the ability to access immediate funding through FHLB advances, the Federal Reserve discount window, and the Federal Reserve’s new Bank Term Funding Program (“BTFP”). The BTFP is a newly established facility in response to recent liquidity concerns within the banking industry to help assure that banks have the ability to meet the needs of all their depositors. Under the program, eligible depository institutions can obtain loans of up to one year in length by pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral.

The Company’s acquisition of Cambr Solutions, LLC in April 2023 adds a new funding source by providing on-demand access to bring deposits onto our balance sheet. The Company may also utilize the brokered deposit marketplace, whereby deposits could be purchased in a wholesale market as an alternate source of funding. We anticipate having access to capital markets including the ability to issue debt or issue shares of our common stock or other equity or equity-related securities. We anticipate that these sources of liquidity will provide adequate funding and liquidity for at least a 12-month period, and we may utilize any combination of these funding sources for long-term liquidity needs if deemed prudent.

On-balance sheet liquidity is represented by our cash and cash equivalents, and unencumbered investment securities, and is detailed in the table below as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Cash and due from banks	$368,956	$194,756
Interest bearing bank deposits	749	749
Unencumbered investment securities, at fair value	475,058	476,250
Total	$844,763	$671,755

Total on-balance sheet liquidity increased $173.0 million at March 31, 2023 compared to December 31, 2022, due to higher cash and due from banks of $174.2 million.

At present, financing activities primarily consist of changes in deposits and repurchase agreements, and advances from the FHLB, in addition to the payment of dividends and the repurchase of our common stock. Maturing time deposits represent a potential use of funds. As of March 31, 2023, $575.5 million of time deposits were scheduled to mature within 12 months. Based on the current interest rate environment and market conditions, our consumer banking strategy is to focus on attracting and maintaining both lower cost transaction accounts and time deposits.

Through our relationship with the FHLB, the Company may pledge qualifying loans and investment securities allowing us to obtain additional liquidity through FHLB advances and lines of credit. There were no investment securities pledged at March 31, 2023 or December 31, 2022. The Company had loans of $2.5 billion and $2.0 billion pledged as collateral for FHLB advances at March 31, 2023 and December 31, 2022, respectively. FHLB advances, lines of credit and other short-term borrowing availability totaled $1.6 billion at March 31, 2023. The Company can obtain additional liquidity through FHLB advances, the Federal Reserve discount window and the BTFP, if required, and also has access to federal funds lines of credit with correspondent banks. At March 31, 2023, the Company had $1.0 billion of outstanding borrowings with the FHLB. The Company intends to pay off these borrowings over the next 12 months.

During 2021, the Company entered into a subordinated note purchase agreement to issue and sell a fixed-to-floating note. The Company deployed the net proceeds from the sale of the note for general corporate purposes. The balance on the note at March 31, 2023, net of long-term debt issuance costs totaling $0.4 million, totaled $39.6 million. The note is not subject to redemption at the option of the holder. Additionally, as part of the acquisition of BOJH on October 1, 2022, the Company assumed three subordinated note purchase agreements to issue and sell fixed-to-floating rate notes. The balance on the notes at March 31, 2023, net of the fair value adjustment from the acquisition totaling $0.6 million, totaled $14.4 million.

Our primary uses of funds are loan fundings, investment security purchases, withdrawals of deposits, settlement of repurchase agreements, capital expenditures, operating expenses, and share repurchases. For additional information regarding our operating, investing and financing cash flows, see our consolidated statements of cash flows in the accompanying consolidated financial statements.

Exclusive from the investing activities related to acquisitions, our primary investing activities are loan fundings and pay-offs and paydowns of loans and purchases and sales of investment securities. At March 31, 2023, pledgeable investment securities represented a significant source of liquidity. Our available-for-sale investment securities are carried at fair value and our held-to-maturity securities are carried at amortized cost. Our collective investment securities portfolio totaled $1.3 billion at March 31, 2023, inclusive of pre-tax net unrealized losses of $101.8 million on the available-for-sale securities portfolio. Additionally, our held-to-maturity securities portfolio had $82.7 million of pre-tax net unrealized losses at March 31, 2023. The gross unrealized gains and losses are detailed in note 3 of our consolidated financial statements. As of March 31, 2023, our investment securities portfolio consisted primarily of MBS, all of which were issued or guaranteed by U.S. Government agencies or sponsored enterprises. The anticipated repayments and marketability of these securities offer substantial resources and flexibility to meet new loan demand, reinvest in the investment securities portfolio, or provide optionality for reductions in our deposit funding base.

Capital

Under the Basel III requirements, at March 31, 2023, the Company, NBH Bank and Bank of Jackson Hole Trust met all capital adequacy requirements, and the Banks had regulatory capital ratios in excess of the levels established for well-capitalized institutions. For more information on regulatory capital, see note 10 in our consolidated financial statements.

Our shareholders' equity is impacted by earnings, changes in unrealized gains and losses on securities, net of tax, stock-based compensation activity, share repurchases, shares issued in connection with acquisitions and the payment of dividends.

The Board of Directors has from time to time authorized multiple programs to repurchase shares of the Company’s common stock either in open market or in privately negotiated transactions in accordance with applicable regulations of the SEC. On May 9, 2023, the Company’s Board of Directors authorized a new program to repurchase up to $50.0 million of the Company’s stock which replaces the previously authorized program of $75.0 million announced in February 2021. The remaining authorization under the 2021 program as of March 31, 2023 was $38.6 million.

On May 9, 2023, our Board of Directors declared a quarterly dividend of $0.26 per common share, payable on June 15, 2023 to shareholders of record at the close of business on May 26, 2023.

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

Our interest rate risk model indicated that the Company was asset sensitive in terms of interest rate sensitivity at March 31, 2023. At March 31, 2023, our asset sensitivity position decreased from December 31, 2022, primarily driven by a decrease in transaction deposits and growth in fixed rate loans. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 100 and 200 basis point decrease in interest rates on net interest income based on the interest rate risk model at March 31, 2023 at the respective dates:

Hypothetical
shift in interest	% change in projected net interest income
rates (in bps)	March 31, 2023	December 31, 2022
200	1.58%	2.60%
100	0.81%	1.31%
(100)	(1.65)%	(2.93)%
(200)	(4.15)%	(8.24)%

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

As part of the asset/liability management strategy to manage primary market risk exposures expected to be in effect in future reporting periods, management has executed interest rate derivatives primarily using floors and collars. For further discussion of the Company’s derivative contracts refer to note 15. The strategy with respect to liabilities has been to continue to emphasize transaction deposit growth, particularly non-interest or low interest bearing non-maturing deposit accounts while building long-term client relationships. Non-maturing deposit accounts totaled 87.1% of total deposits at March 31, 2023, compared to 88.9% at December 31, 2022. We currently have no brokered time deposits.

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

Off-Balance Sheet Activities

In the normal course of business, we are a party to various contractual obligations, commitments and other off-balance sheet activities that contain credit, market, and operational risk that are not required to be reflected in our consolidated financial statements. The most significant of these are the loan commitments that we enter into to meet the financing needs of clients, including commitments to extend credit, commercial and consumer lines of credit and standby letters of credit. As of March 31, 2023 and December 31, 2022, we had loan commitments totaling $2.0 billion and $2.0 billion, respectively, and standby letters of credit that totaled $11.9 million and $13.9 million, respectively. Unused commitments do not necessarily represent future credit exposure or cash requirements, as commitments often expire without being drawn upon.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is provided under the caption Asset/Liability Management and Interest Rate Risk in Part I, Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.

Item 4. CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange

Act of 1934, as of March 31, 2023. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.

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

Item 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022 with the exception of the following:

Recent developments in the banking industry may have shaken consumer confidence in the banking system, particularly regarding regional or community banks.

The recent bank failures and related negative media attention have generated significant market trading volatility among publicly traded bank holding companies and, in particular, regional, as well as community banks like the Company. These developments have negatively impacted customer confidence in regional and community banks, which could prompt customers to transfer their deposits to larger financial institutions. While the Department of the Treasury, the Federal Reserve, and the FDIC have made statements ensuring that depositors of recently failed banks would have access to their deposits, including uninsured deposit accounts, there is no guarantee that such actions will be successful in restoring customer confidence in regional banks and the banking system more broadly. We also anticipate increased regulatory scrutiny – in the course of routine examinations and otherwise – and any new regulations directed towards banks of similar size to the Bank, designed to address the recent negative developments in the banking industry, all of which may increase our costs of doing business and reduce our profitability. Among other things, there may be an increased focus by both regulators and investors on deposit composition, the level of uninsured deposits, losses embedded in the held-to-maturity portion of our securities portfolio (if any), contingent liquidity, CRE composition and concentration, capital position and our general oversight and internal control structures regarding the foregoing. As a result, the Bank could face increased scrutiny or be viewed as higher risk by regulators and the investor community.

We may experience increases in FDIC insurance assessments.

The significant losses incurred by the Deposit Insurance Fund managed by the FDIC, in connection with recent developments are required by law to be recovered through one or more special assessments on depository institutions and, potentially, their holding companies (if the FDIC determines such action to be appropriate and the Secretary of the Treasury concurs). The FDIC must consider a variety of factors in determining the terms and applicability of any such special assessment, including, among others, the types of entities that benefit from the action taken by the agencies, economic conditions, and anticipated industry impacts. The FDIC has announced that it intends to publish a notice of proposed rulemaking for a special assessment in May 2023. It is also possible that our regular deposit insurance assessment rates will increase should the FDIC alter the assessment rate schedule or calculation methodology for all larger financial institutions (including the Bank) as a result of the recent bank failures. Although we cannot predict the specific timing and terms of any special assessment or any other increase in our deposit insurance assessment rates, any increase in our assessment fees could have a material adverse effect on our results of operations and financial condition.

Our investments in financial technology companies and initiatives subject us to material financial, reputational and strategic risks.

Our investments in various financial technology companies, included within non-marketable securities on our balance sheet, may have a significant impact on our results of operations. Investments where we have the ability to exercise significant influence but not control over the operating and financial policies of the investee are accounted for using the equity method of accounting. For investments accounted for under the equity method, we increase or decrease our investment by our proportionate share of the investee’s net income or loss. Non-marketable securities also include direct investments in convertible preferred stock. As the convertible preferred stock does not have a readily determinable fair value, it is carried at cost. We periodically evaluate our non-marketable securities investments for impairment. The results of testing our investments for potential impairment may be adversely affected by a variety of factors, including market conditions, general economic conditions and unfavorable changes in the businesses underlying the investments, which may lead to a partial or full impairment of our fintech investments. Impairments or write-downs of these assets may result in charges that adversely affect our results of operations.

The financial technology companies in which we invest often have the need for substantial additional capital to support expansion or to achieve or maintain a competitive position. Less established companies tend to have lower capitalization and fewer resources and, therefore, are often more vulnerable to financial failure. These companies may be dependent upon the success of one product or service, a unique distribution channel, or the effectiveness of a manager or management team. The failure of this one product, service or distribution channel, or the loss or ineffectiveness of a key executive or executives within the management team may have a materially adverse impact on such companies.

The possibility that the companies in which we invest will not be able to commercialize their technology or product concept presents a risk that our investment may become impaired. These companies tend to lack management depth, to have limited or no history of operations and to not have attained profitability. Additionally, although some of these companies may already have a commercially successful product or product line at the time of investment, technology products and services often have a more limited market or life span than products in other industries. Thus, the ultimate success of these companies may depend on their ability to continually innovate in increasingly competitive markets. Most of the companies in which we invest will require substantial additional equity financing to satisfy their continuing growth and working capital requirements. Each round of venture financing is typically intended to provide a company with enough capital to reach the next stage of development. The circumstances or market conditions under which such companies will seek additional capital is unpredictable. It is possible that one or more of such companies will not be able to raise additional financing or may be able to do so only at a price or on terms which are unfavorable.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Maximum
			Total number of	approximate dollar
			shares purchased	value of shares
			as part of publicly	that may yet be
	Total number	Average price	announced plans	purchased under the
Period	of shares purchased	paid per share	or programs	plans or programs (2)
March 1 - March 31, 2023(1)	15,648	$40.10	—	$38,618,179

(1)

Represents shares purchased other than through publicly announced plans purchased pursuant to the Company’s stock incentive plans at the then current market value in satisfaction of stock option exercise prices, settlements of restricted stock and tax withholdings.

(2)

On May 9, 2023, the Company’s Board of Directors authorized a new program to repurchase up to $50.0 million of the Company’s stock from time to time in either the open market or through privately negotiated transactions. The new program of $50.0 million replaced the previously authorized $75.0 million stock repurchase program announced in February 2021. The remaining authorization under the 2021 program as of March 31, 2023 was $38.6 million.

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

Date: May 9, 2023