Form 10-Q
period 2023-06-30
National Bank Holdings Corp
filed 2023-08-01
CIK 1475841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 28, 2023, the registrant had outstanding 37,720,034 shares of Class A voting common stock, each with $0.01 par value per share, excluding 263,838 shares of restricted Class A common stock issued but not yet vested.

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

●       Financial, reputational, or strategic risks associated with our investments in financial technology companies and initiatives;

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

PART I: FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)

(In thousands, except share and per share data)

	June 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$323,832	$195,505
Investment securities available-for-sale (at fair value)	659,347	706,289
Investment securities held-to-maturity (fair value of $527,590 and $559,924 at June 30, 2023 and December 31, 2022, respectively)	619,400	651,527
Non-marketable securities	88,849	89,049
Loans	7,414,357	7,220,469
Allowance for credit losses	(92,581)	(89,553)
Loans, net	7,321,776	7,130,916
Loans held for sale	25,172	22,767
Other real estate owned	3,458	3,731
Premises and equipment, net	147,853	136,111
Goodwill	306,043	279,132
Intangible assets, net	74,914	59,887
Other assets	301,313	298,329
Total assets	$9,871,957	$9,573,243
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing demand deposits	$2,628,942	$3,134,716
Interest bearing demand deposits	1,324,292	913,852
Savings and money market	3,183,355	2,950,658
Time deposits	984,269	873,400
Total deposits	8,120,858	7,872,626
Securities sold under agreements to repurchase	21,422	20,214
Long-term debt, net	54,045	53,890
Federal Home Loan Bank advances	385,000	385,000
Other liabilities	143,298	149,311
Total liabilities	8,724,623	8,481,041
Shareholders’ equity:
Common stock, par value $0.01 per share: 400,000,000 shares authorized; 51,487,907 and 51,487,907 shares issued; 37,719,026 and 37,608,519 shares outstanding at June 30, 2023 and December 31, 2022, respectively	515	515
Additional paid-in capital	1,158,727	1,159,508
Retained earnings	384,094	330,721
Treasury stock of 13,504,880 and 13,714,251 shares at June 30, 2023 and December 31, 2022, respectively, at cost	(307,388)	(310,338)
Accumulated other comprehensive loss, net of tax	(88,614)	(88,204)
Total shareholders’ equity	1,147,334	1,092,202
Total liabilities and shareholders’ equity	$9,871,957	$9,573,243

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share data)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Interest and dividend income:
Interest and fees on loans	$111,954	$51,737	$217,075	$95,832
Interest and dividends on investment securities	6,690	5,873	13,551	10,735
Dividends on non-marketable securities	914	211	1,812	420
Interest on interest-bearing bank deposits	1,511	1,015	2,164	1,374
Total interest and dividend income	121,069	58,836	234,602	108,361
Interest expense:
Interest on deposits	25,143	2,485	36,192	5,016
Interest on borrowings	6,142	334	13,737	667
Total interest expense	31,285	2,819	49,929	5,683
Net interest income before provision for credit losses	89,784	56,017	184,673	102,678
Provision for credit loss expense	1,700	2,504	2,600	2,182
Net interest income after provision for credit losses	88,084	53,513	182,073	100,496
Non-interest income:
Service charges	4,444	3,956	8,545	7,666
Bank card fees	5,091	4,541	9,728	8,664
Mortgage banking income	3,710	6,948	6,926	16,614
Bank-owned life insurance income	1,032	540	1,677	1,072
Other non-interest income	(454)	777	1,612	1,800
Total non-interest income	13,823	16,762	28,488	35,816
Non-interest expense:
Salaries and benefits	35,215	28,776	68,204	58,112
Occupancy and equipment	9,126	6,665	18,199	13,061
Data processing	2,959	2,453	6,711	4,834
Marketing and business development	1,090	674	1,960	1,347
FDIC deposit insurance	1,569	486	3,747	968
Bank card expenses	1,265	1,398	2,593	2,666
Professional fees	3,146	1,486	5,736	2,300
Other non-interest expense	4,604	3,318	8,753	5,754
Other intangible assets amortization	2,007	296	3,370	592
Total non-interest expense	60,981	45,552	119,273	89,634
Income before income taxes	40,926	24,723	91,288	46,678
Income tax expense	8,369	4,361	18,448	7,964
Net income	$32,557	$20,362	$72,840	$38,714
Earnings per share—basic	$0.86	$0.67	$1.92	$1.28
Earnings per share—diluted	0.85	0.67	1.91	1.27
Weighted average number of common shares outstanding:
Basic	37,957,287	30,225,898	37,871,862	30,173,338
Diluted	38,107,326	30,493,265	38,092,708	30,492,613

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In thousands)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$32,557	$20,362	$72,840	$38,714
Other comprehensive loss, net of tax:
Securities available-for-sale:
Net unrealized (losses) gains arising during the period, net of tax benefit of $2,597 and $6,009 for the three months ended June 30, 2023 and 2022, respectively; and net of tax benefit (expense) of ($135) and $15,846 for the six months ended June 30, 2023 and 2022, respectively	(8,513)	(19,288)	442	(50,866)
Less: amortization of net unrealized holding gains to income, net of tax benefit of $14 and $25 for the three months ended June 30, 2023 and 2022, respectively; and net of tax benefit of $29 and $53 for the six months ended June 30, 2023 and 2022, respectively	(45)	(80)	(96)	(172)
Cash flow hedges:
Net unrealized losses arising during the period, net of tax benefit of $468 and $0 for the three months ended June 30, 2023 and 2022, respectively; and net of tax benefit of $355 and $0 for the six months ended June 30, 2023 and 2022, respectively	(1,537)	—	(1,173)	—
Less: reclassification adjustment for losses included in net income, net of tax benefit of $32 and $0 for the three months ended June 30, 2023 and 2022, respectively; and net of tax benefit of $124 and $0 for the six months ended June 30, 2023 and 2022, respectively	108	—	417	—
Other comprehensive loss	(9,987)	(19,368)	(410)	(51,038)
Comprehensive income (loss)	$22,570	$994	$72,430	$(12,324)

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(In thousands, except share and per share data)

	For the three months ended June 30,
					Accumulated
		Additional			other
	Common	paid-in	Retained	Treasury	comprehensive
	stock	capital	earnings	stock	loss, net	Total
Balance, March 31, 2022	$515	$1,014,332	$301,220	$(457,219)	$(38,633)	$820,215
Net income	—	—	20,362	—	—	20,362
Stock-based compensation	—	1,697	—	—	—	1,697
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $1,782, net	—	(1,699)	—	1,310	—	(389)
Cash dividends declared ($0.23 per share)	—	—	(6,966)	—	—	(6,966)
Other comprehensive loss	—	—	—	—	(19,368)	(19,368)
Balance, June 30, 2022	$515	$1,014,330	$314,616	$(455,909)	$(58,001)	$815,551
Balance, March 31, 2023	$515	$1,160,436	$361,440	$(310,037)	$(78,627)	$1,133,727
Net income	—	—	32,557	—	—	32,557
Stock-based compensation	—	2,219	—	—	—	2,219
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $2,278, net	—	(3,928)	—	2,649	—	(1,279)
Cash dividends declared ($0.26 per share)	—	—	(9,903)	—	—	(9,903)
Other comprehensive loss	—	—	—	—	(9,987)	(9,987)
Balance, June 30, 2023	$515	$1,158,727	$384,094	$(307,388)	$(88,614)	$1,147,334

	For the six months ended June 30,
					Accumulated
		Additional			other
	Common	paid-in	Retained	Treasury	comprehensive
	stock	capital	earnings	stock	loss, net	Total
Balance, December 31, 2021	$515	$1,014,294	$289,876	$(457,616)	$(6,963)	$840,106
Net income	—	—	38,714	—	—	38,714
Stock-based compensation	—	2,848	—	—	—	2,848
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $2,849, net	—	(2,812)	—	1,707	—	(1,105)
Cash dividends declared ($0.46 per share)	—	—	(13,974)	—	—	(13,974)
Other comprehensive loss	—	—	—	—	(51,038)	(51,038)
Balance, June 30, 2022	$515	$1,014,330	$314,616	$(455,909)	$(58,001)	$815,551
Balance, December 31, 2022	$515	$1,159,508	$330,721	$(310,338)	$(88,204)	$1,092,202
Net income	—	—	72,840	—	—	72,840
Stock-based compensation	—	3,646	—	—	—	3,646
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $3,031, net	—	(4,427)	—	2,950	—	(1,477)
Cash dividends declared ($0.51 per share)	—	—	(19,467)	—	—	(19,467)
Other comprehensive loss	—	—	—	—	(410)	(410)
Balance, June 30, 2023	$515	$1,158,727	$384,094	$(307,388)	$(88,614)	$1,147,334

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$72,840	$38,714
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit loss expense	2,600	2,182
Depreciation and amortization	11,377	6,887
Change in current income tax receivable	2,384	2,001
Change in deferred income taxes	(618)	(13,309)
Discount accretion, net of premium amortization on securities	(468)	1,132
Gain on sale of mortgages, net	(5,217)	(14,304)
Origination of loans held for sale, net of repayments	(219,358)	(531,523)
Proceeds from sales of loans held for sale	217,524	639,614
Originations of mortgage serving rights	(808)	(3,325)
Gain on sale of fixed assets	(137)	(718)
Stock-based compensation	3,646	2,848
Operating lease payments	(3,035)	(2,339)
Change in other assets	1,340	(7,335)
Change in other liabilities	(7,874)	6,678
Net cash provided by operating activities	74,196	127,203
Cash flows from investing activities:
Proceeds from non-marketable securities	73,418	62
Proceeds from maturities of investment securities available-for-sale	47,550	79,103
Proceeds from maturities of investment securities held-to-maturity	34,891	69,734
Proceeds from sales of other real estate owned	249	2,134
Purchase of non-marketable securities	(77,067)	(9,379)
Purchase of investment securities available-for-sale	—	(260,246)
Purchase of investment securities held-to-maturity	(2,452)	(44,309)
Purchases of premises and equipment, net	(16,436)	(10,007)
Net increase in loans	(190,288)	(306,728)
Proceeds from the sale of loans	—	933
Net cash activity from acquisition	(45,300)	—
Net cash used in investing activities	(175,435)	(478,703)
Cash flows from financing activities:
Net increase (decrease) in deposits	247,861	(33,775)
Net increase in repurchase agreements and other short-term borrowings	1,208	1,628
Advances from the Federal Home Loan Bank	2,295,000	—
Federal Home Loan Bank repayments	(2,295,000)	—
Issuance of stock under purchase and equity compensation plans	(1,531)	(1,623)
Proceeds from exercise of stock options	15	482
Payment of dividends	(19,501)	(14,043)
Net cash provided by (used in) financing activities	228,052	(47,331)
Increase (decrease) in cash, cash equivalents and restricted cash(1)	126,813	(398,831)
Cash, cash equivalents and restricted cash at beginning of the year(1)	198,519	850,220
Cash, cash equivalents and restricted cash at end of period(1)	$325,332	$451,389
Supplemental disclosure of cash flow information during the period:
Cash paid for interest	$43,999	$6,282
Net tax payments	16,557	3,373
Supplemental schedule of non-cash activities:
Loans transferred from loans held for sale to loans	4,646	3,461

(1)

Included in restricted cash at June 30, 2023 and 2022 is $1.5 million and $3.0 million, respectively, placed in escrow for certain potential liabilities, for which the Company is indemnified, resulting from a previous acquisition. The restricted cash is included in other assets in the Company’s consolidated statements of financial condition.

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2023

Note 1 Basis of Presentation

National Bank Holdings Corporation ("NBHC" or the "Company") is a bank holding company that was incorporated in the State of Delaware in 2009. The Company is headquartered in Greenwood Village, Colorado, and its primary operations are conducted through its wholly owned subsidiaries NBH Bank and Bank of Jackson Hole Trust. NBH Bank is a Colorado state-chartered bank and a member of the Federal Reserve System, and Bank of Jackson Hole Trust is a Wyoming state-chartered bank and a member of the Federal Reserve System. The Company provides a variety of banking products to both commercial and consumer clients through a network of over 95 banking centers, as of June 30, 2023, located primarily in Colorado, the greater Kansas City region, Utah, Wyoming, Texas, New Mexico and Idaho, as well as through online and mobile banking products and services.

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

Note 3 Investment Securities

The Company’s investment securities portfolio is comprised of available-for-sale and held-to-maturity investment securities. These investment securities totaled $1.3 billion at June 30, 2023 and included $0.7 billion of available-for-sale securities and $0.6 billion of held-to-maturity securities. At December 31, 2022, investment securities totaled $1.4 billion and included $0.7 billion of available-for-sale securities and $0.7 billion of held-to-maturity securities.

Available-for-sale

Available-for-sale securities are summarized as follows as of the dates indicated:

	June 30, 2023
	Amortized	Gross	Gross
	cost	unrealized gains	unrealized losses	Fair value
U.S. Treasury securities	$74,265	$—	$(2,690)	$71,575
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	248,129	3	(36,927)	211,205
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	446,901	—	(73,121)	373,780
Municipal securities	155	—	(2)	153
Corporate debt	2,000	—	(159)	1,841
Other securities	793	—	—	793
Total investment securities available-for-sale	$772,243	$3	$(112,899)	$659,347

	December 31, 2022
	Amortized	Gross	Gross
	cost	unrealized gains	unrealized losses	Fair value
U.S. Treasury securities	$74,031	$—	$(2,643)	$71,388
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	263,939	1	(37,809)	226,131
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	478,866	—	(72,940)	405,926
Municipal securities	155	—	(2)	153
Corporate debt	2,000	—	(80)	1,920
Other securities	771	—	—	771
Total investment securities available-for-sale	$819,762	$1	$(113,474)	$706,289

During the six months ended June 30, 2023, there were no purchases of available-for-sale securities. During the six months ended June 30, 2022, purchases of available-for-sale securities totaled $260.2 million. Maturities and paydowns of available-for-sale securities during the six months ended June 30, 2023 and 2022 totaled $47.6 million and $79.1 million, respectively. There were no sales of available-for-sale securities during the six months ended June 30, 2023 or 2022.

At June 30, 2023 and December 31, 2022, the Company’s available-for-sale investment portfolio was primarily comprised of U.S. Treasury securities and mortgage-backed securities. All mortgage-backed securities were backed by government sponsored enterprises (“GSE”) collateral such as Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) and the government owned agency Government National Mortgage Association (“GNMA”).

The tables below summarize the available-for-sale securities with unrealized losses as of the dates shown, along with the length of the impairment period:

	June 30, 2023
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. Treasury securities	$—	$—	$71,575	$(2,690)	$71,575	$(2,690)
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	14,762	(721)	195,368	(36,206)	210,130	(36,927)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	671	(27)	373,109	(73,094)	373,780	(73,121)
Municipal securities	153	(2)	—	—	153	(2)
Corporate debt	1,841	(159)	—	—	1,841	(159)
Total	$17,427	$(909)	$640,052	$(111,990)	$657,479	$(112,899)

	December 31, 2022
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. Treasury securities	$71,388	$(2,643)	$—	$—	$71,388	$(2,643)
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	83,748	(6,686)	141,272	(31,123)	225,020	(37,809)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	196,449	(22,809)	209,477	(50,131)	405,926	(72,940)
Municipal securities	153	(2)	—	—	153	(2)
Corporate debt	1,920	(80)	—	—	1,920	(80)
Total	$353,658	$(32,220)	$350,749	$(81,254)	$704,407	$(113,474)

Management evaluated all of the available-for-sale securities in an unrealized loss position at June 30, 2023 and December 31, 2022. The portfolio included 241 securities, which were in an unrealized loss position at June 30, 2023, compared to 244 securities at December 31, 2022. The unrealized losses in the Company's investment portfolio at June 30, 2023 were caused by changes in interest rates. The Company has no intention to sell these securities and believes it will not be required to sell the securities before the recovery of their amortized cost. Management believes that default of the available-for-sale securities is highly unlikely. FHLMC, FNMA and GNMA guaranteed mortgage-backed securities and U.S. Treasury securities have a long history of zero credit losses, an explicit guarantee by the U.S. government (although limited for FNMA and FHLMC securities) and yields that generally trade based on market views of prepayment and liquidity risk rather than credit risk.

The tables below summarize the credit quality indicators, by fair value, of available-for-sale securities as of the dates shown:

	June 30, 2023
	AAA	Not rated	Total
U.S. Treasury securities	$71,575	$—	$71,575
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	211,205	—	211,205
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	373,780	—	373,780
Municipal securities	—	153	153
Corporate debt	—	1,841	1,841
Other securities	—	793	793
Total investment securities available-for-sale	$656,560	$2,787	$659,347

	December 31, 2022
	AAA	Not rated	Total
U.S. Treasury securities	$71,388	$—	$71,388
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	226,131	—	226,131
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	405,926	—	405,926
Municipal securities	—	153	153
Corporate debt	—	1,920	1,920
Other securities	—	771	771
Total investment securities available-for-sale	$703,445	$2,844	$706,289

Certain securities are pledged as collateral for public deposits, securities sold under agreements to repurchase and to secure borrowing capacity at the Federal Reserve Bank (“FRB”), if needed. The fair value of available-for-sale investment securities pledged as collateral totaled $203.0 million and $484.9 million at June 30, 2023 and at December 31, 2022, respectively. The Bank may also pledge available-for-sale investment securities as collateral for Federal Home Loan Bank (“FHLB”) advances. No securities were pledged for this purpose at June 30, 2023 or December 31, 2022.

A summary of the available-for-sale securities by maturity is shown in the following table as of June 30, 2023. Mortgage-backed securities may have actual maturities that differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments and are therefore not included in the table below. Additionally, the Company holds other available-for-sale securities with an amortized cost and fair value of $0.8 million that have no stated contractual maturity date.

	June 30, 2023
			Weighted
	Amortized Cost	Fair Value	Average Yield
U.S. Treasury securities
Within one year	$24,867	$24,360	2.29%
After one but within five years	49,398	47,215	2.67%
Municipal securities
After one but within five years	155	153	3.17%
Corporate debt
After five but within ten years	2,000	1,841	5.87%

As of June 30, 2023 and December 31, 2022, accrued interest receivable (“AIR”) from available-for-sale investment securities totaled $1.4 million and $1.5 million, respectively, and was included within other assets in the consolidated statements of financial condition.

Held-to-maturity

Held-to-maturity investment securities are summarized as follows as of the dates indicated:

	June 30, 2023
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
U.S. Treasury securities	$49,189	$—	$(1,745)	$47,444
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	320,623	29	(40,035)	280,617
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	249,588	—	(50,059)	199,529
Total investment securities held-to-maturity	$619,400	$29	$(91,839)	$527,590

	December 31, 2022
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
U.S. Treasury securities	$49,045	$—	$(1,416)	$47,629
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	339,815	163	(41,162)	298,816
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	262,667	—	(49,188)	213,479
Total investment securities held-to-maturity	$651,527	$163	$(91,766)	$559,924

During the six months ended June 30, 2023 and 2022, purchases of held-to-maturity securities totaled $2.5 million and $44.3 million, respectively. Maturities and paydowns of held-to-maturity securities totaled $34.9 million and $69.7 million during the six months ended June 30, 2023 and 2022, respectively.

The held-to-maturity portfolio included 155 securities, which were in an unrealized loss position as of June 30, 2023, compared to 129 securities at December 31, 2022. The tables below summarize the held-to-maturity securities with unrealized losses as of the dates shown, along with the length of the impairment period:

	June 30, 2023
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. Treasury securities	$47,444	$(1,745)	$—	$—	$47,444	$(1,745)
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	69,272	(1,554)	206,822	(38,481)	276,094	(40,035)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	25,926	(1,034)	173,603	(49,025)	199,529	(50,059)
Total	$142,642	$(4,333)	$380,425	$(87,506)	$523,067	$(91,839)

	December 31, 2022
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. Treasury securities	$47,629	$(1,416)	$—	$—	$47,629	$(1,416)
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	83,323	(3,804)	182,159	(37,358)	265,482	(41,162)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	34,704	(1,145)	178,776	(48,043)	213,480	(49,188)
Total	$165,656	$(6,365)	$360,935	$(85,401)	$526,591	$(91,766)

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

The tables below summarize the credit quality indicators, by amortized cost, of held-to-maturity securities as of the dates shown:

June 30, 2023
AAA
U.S. Treasury securities	$49,189
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	320,623
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	249,588
Total investment securities held-to-maturity	$619,400

December 31, 2022
AAA
U.S. Treasury securities	$49,045
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	339,815
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	262,667
Total investment securities held-to-maturity	$651,527

Certain securities are pledged as collateral for public deposits, securities sold under agreements to repurchase and to secure borrowing capacity at the FRB, if needed. The carrying value of held-to-maturity investment securities pledged as collateral totaled $613.5 million and $355.3 million at June 30, 2023 and December 31, 2022, respectively. The Company may also pledge held-to-maturity investment securities as collateral for FHLB advances. No held-to-maturity investment securities were pledged for this purpose at June 30, 2023 or December 31, 2022.

A summary of the held-to-maturity securities by maturity is shown in the following table as of June 30, 2023. Actual maturities of mortgage-backed securities may differ from scheduled maturities depending on the repayment characteristics and experience of the underlying financial instruments and are therefore not included in the table below.

	June 30, 2023
			Weighted
	Amortized Cost	Fair Value	Average Yield
U.S. Treasury securities
After one but within five years	$49,189	$47,444	3.14%

As of June 30, 2023 and December 31, 2022, AIR from held-to-maturity investment securities totaled $1.0 million and $1.1 million, respectively, and was included within other assets in the consolidated statements of financial condition.

Note 4 Non-marketable Securities

The carrying balance of non-marketable securities are summarized as follows as of the dates indicated:

	June 30, 2023	December 31, 2022
Federal Reserve Bank stock	$24,062	$18,096
Federal Home Loan Bank stock	17,372	20,294
Equity method investments	22,415	21,659
Convertible preferred stock	25,000	29,000
Total	$88,849	$89,049

Non-marketable securities included FRB stock, FHLB stock and other non-marketable securities. During the six months ended June 30, 2023 and 2022, purchases of non-marketable securities totaled $77.1 million and $9.4 million, respectively. Proceeds from non-marketable securities totaled $73.4 million and $0.1 million during the six months ended June 30, 2023 and 2022, respectively.

FRB and FHLB stock

At June 30, 2023 and December 31, 2022, the Company held FRB stock and FHLB stock for regulatory or debt facility purposes. The changes in the Company’s FHLB stock holdings are directly correlated to FHLB line of credit advances and paydowns. These are restricted securities which, lacking a market, are carried at cost. There have been no identified events or changes in circumstances that may have an adverse effect on the FRB and FHLB stock carried at cost.

Other non-marketable securities

Other non-marketable securities consist of equity method investments and convertible preferred stock without a readily determinable fair value. During the three and six months ended June 30, 2023, the Company recorded $4.0 million in impairments on convertible preferred stock in venture capital investments, included in other non-interest income in the Company’s consolidated statements of operations. No impairments were recorded during 2022. During the three and six months ended June 30, 2023, the Company recorded net unrealized losses on equity method investments totaling $0.1 million and $0.4 million, respectively. During the three and six months ended June 30, 2022, the Company recorded net unrealized losses on equity method investments totaling $0.1 million and $0.1 million, respectively. These losses were recorded in other non-interest income in the Company’s consolidated statements of operations.

Note 5 Loans

The loan portfolio is comprised of loans originated by the Company and loans that were acquired in connection with the Company’s acquisitions. The tables below show the loan portfolio composition including carrying value by segment as of the dates shown. The carrying value of loans is net of discounts, fees, costs and fair value marks of $36.8 million and $38.8 million as of June 30, 2023 and December 31, 2022, respectively.

	June 30, 2023
	Total loans	% of total
Commercial	$4,256,694	57.4%
Commercial real estate non-owner occupied	1,891,945	25.5%
Residential real estate	1,245,905	16.8%
Consumer	19,813	0.3%
Total	$7,414,357	100.0%

	December 31, 2022
	Total loans	% of total
Commercial	$4,251,780	58.9%
Commercial real estate non-owner occupied	1,696,050	23.5%
Residential real estate	1,251,281	17.3%
Consumer	21,358	0.3%
Total	$7,220,469	100.0%

Information about delinquent and non-accrual loans is shown in the following tables at June 30, 2023 and December 31, 2022:

	June 30, 2023
		Greater
	30-89 days	than 90 days		Total past
	past due and	past due and	Non-accrual	due and
	accruing	accruing	loans	non-accrual	Current	Total loans
Commercial:
Commercial and industrial	$4,631	$71	$1,915	$6,617	$1,945,236	$1,951,853
Municipal and non-profit	—	—	—	—	1,022,724	1,022,724
Owner occupied commercial real estate	88	—	2,061	2,149	953,964	956,113
Food and agribusiness	160	141	23,677	23,978	302,026	326,004
Total commercial	4,879	212	27,653	32,744	4,223,950	4,256,694
Commercial real estate non-owner occupied:
Construction	—	—	—	—	356,072	356,072
Acquisition/development	—	—	—	—	131,211	131,211
Multifamily	—	—	—	—	292,074	292,074
Non-owner occupied	—	—	135	135	1,112,453	1,112,588
Total commercial real estate	—	—	135	135	1,891,810	1,891,945
Residential real estate:
Senior lien	2,283	—	4,879	7,162	1,149,087	1,156,249
Junior lien	65	31	781	877	88,779	89,656
Total residential real estate	2,348	31	5,660	8,039	1,237,866	1,245,905
Consumer	34	3	66	103	19,710	19,813
Total loans	$7,261	$246	$33,514	$41,021	$7,373,336	$7,414,357

	June 30, 2023
	Non-accrual loans	Non-accrual loans
	with a related	with no related
	allowance for	allowance for	Non-accrual
	credit loss	credit loss	loans
Commercial:
Commercial and industrial	$1,915	$—	$1,915
Municipal and non-profit	—	—	—
Owner occupied commercial real estate	642	1,419	2,061
Food and agribusiness	23,091	586	23,677
Total commercial	25,648	2,005	27,653
Commercial real estate non-owner occupied:
Construction	—	—	—
Acquisition/development	—	—	—
Multifamily	—	—	—
Non-owner occupied	135	—	135
Total commercial real estate	135	—	135
Residential real estate:
Senior lien	3,229	1,650	4,879
Junior lien	481	300	781
Total residential real estate	3,710	1,950	5,660
Consumer	60	6	66
Total loans	$29,553	$3,961	$33,514

	December 31, 2022
		Greater
	30-89 days	than 90 days		Total past
	past due and	past due and	Non-accrual	due and
	accruing	accruing	loans	non-accrual	Current	Total loans
Commercial:
Commercial and industrial	$919	$53	$2,601	$3,573	$2,021,262	$2,024,835
Municipal and non-profit	—	—	—	—	959,626	959,626
Owner occupied commercial real estate	—	—	6,551	6,551	906,789	913,340
Food and agribusiness	699	—	2,148	2,847	351,132	353,979
Total commercial	1,618	53	11,300	12,971	4,238,809	4,251,780
Commercial real estate non-owner occupied:
Construction	—	—	—	—	341,325	341,325
Acquisition/development	—	—	—	—	129,102	129,102
Multifamily	—	—	—	—	213,677	213,677
Non-owner occupied	629	—	685	1,314	1,010,632	1,011,946
Total commercial real estate	629	—	685	1,314	1,694,736	1,696,050
Residential real estate:
Senior lien	446	—	4,174	4,620	1,149,728	1,154,348
Junior lien	255	—	341	596	96,337	96,933
Total residential real estate	701	—	4,515	5,216	1,246,065	1,251,281
Consumer	38	42	12	92	21,266	21,358
Total loans	$2,986	$95	$16,512	$19,593	$7,200,876	$7,220,469

	December 31, 2022
	Non-accrual loans	Non-accrual loans
	with a related	with no related
	allowance for	allowance for	Non-accrual
	credit loss	credit loss	loans
Commercial:
Commercial and industrial	$1,640	$961	$2,601
Municipal and non-profit	—	—	—
Owner occupied commercial real estate	693	5,858	6,551
Food and agribusiness	455	1,693	2,148
Total commercial	2,788	8,512	11,300
Commercial real estate non-owner occupied:
Construction	—	—	—
Acquisition/development	—	—	—
Multifamily	—	—	—
Non-owner occupied	685	—	685
Total commercial real estate	685	—	685
Residential real estate:
Senior lien	3,019	1,155	4,174
Junior lien	341	—	341
Total residential real estate	3,360	1,155	4,515
Consumer	12	—	12
Total loans	$6,845	$9,667	$16,512

Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. Loans to borrowers experiencing financial difficulties may be modified. Modified loans are discussed in more detail below. There was no interest income recognized from non-accrual loans during the three or six months ended June 30, 2023 or 2022.

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

The amortized cost basis and current period gross charge-offs for all loans as determined by the Company’s internal risk rating system and year of origination is shown in the following table as of June 30, 2023:

	June 30, 2023
							Revolving	Revolving
							loans	loans
	Origination year						amortized	converted
	2023	2022	2021	2020	2019	Prior	cost basis	to term	Total
Commercial:
Commercial and industrial:
Pass	$166,451	$439,642	$327,382	$105,996	$70,741	$133,327	$640,794	$19,481	$1,903,814
Special mention	—	13,634	6,526	8,848	1,192	4,207	5,676	3,844	43,927
Substandard	—	30	195	1,427	232	1,391	—	—	3,275
Doubtful	600	—	—	237	—	—	—	—	837
Total commercial and industrial	167,051	453,306	334,103	116,508	72,165	138,925	646,470	23,325	1,951,853
Gross charge-offs: Commercial and industrial	—	—	—	—	—	3	—	—	3
Municipal and non-profit:
Pass	52,539	137,200	249,017	89,780	57,454	406,750	29,984	—	1,022,724
Total municipal and non-profit	52,539	137,200	249,017	89,780	57,454	406,750	29,984	—	1,022,724
Owner occupied commercial real estate:
Pass	65,678	286,688	187,083	93,111	85,592	177,762	18,465	3,554	917,933
Special mention	—	—	4,021	—	6,836	20,651	—	—	31,508
Substandard	—	—	1,752	1,419	2,276	501	—	—	5,948
Doubtful	—	—	—	—	57	667	—	—	724
Total owner occupied commercial real estate	65,678	286,688	192,856	94,530	94,761	199,581	18,465	3,554	956,113
Food and agribusiness:
Pass	14,756	43,211	21,411	23,773	10,789	37,196	146,321	53	297,510
Special mention	—	—	203	—	—	3,661	450	—	4,314
Substandard	—	—	586	—	12	2,803	17,134	—	20,535

Doubtful	—	—	—	228	—	389	3,028	—	3,645
Total food and agribusiness	14,756	43,211	22,200	24,001	10,801	44,049	166,933	53	326,004
Total commercial	300,024	920,405	798,176	324,819	235,181	789,305	861,852	26,932	4,256,694
Gross charge-offs: Commercial	—	—	—	—	—	3	—	—	3
Commercial real estate non-owner occupied:
Construction:
Pass	11,688	157,556	83,248	51,041	14,704	211	37,624	—	356,072
Total construction	11,688	157,556	83,248	51,041	14,704	211	37,624	—	356,072
Acquisition/development:
Pass	3,622	63,212	32,810	11,931	672	9,980	8,477	183	130,887
Substandard	—	—	—	—	—	324	—	—	324
Total acquisition/development	3,622	63,212	32,810	11,931	672	10,304	8,477	183	131,211
Multifamily:
Pass	15,161	104,257	63,578	17,489	39,484	32,303	19,802	—	292,074
Total multifamily	15,161	104,257	63,578	17,489	39,484	32,303	19,802	—	292,074
Non-owner occupied
Pass	120,879	248,876	179,064	119,900	120,659	264,556	9,326	—	1,063,260
Special mention	—	—	—	7,235	3,956	28,137	—	—	39,328
Substandard	—	—	—	—	—	9,459	—	—	9,459
Doubtful	—	—	—	280	—	261	—	—	541
Total non-owner occupied	120,879	248,876	179,064	127,415	124,615	302,413	9,326	—	1,112,588
Total commercial real estate non-owner occupied	151,350	573,901	358,700	207,876	179,475	345,231	75,229	183	1,891,945
Residential real estate:
Senior lien
Pass	43,243	377,633	308,943	120,559	45,654	203,312	49,615	769	1,149,728
Special mention	—	—	—	—	—	419	—	—	419
Substandard	—	724	1,006	454	816	3,058	—	—	6,058
Doubtful	—	—	—	—	—	44	—	—	44
Total senior lien	43,243	378,357	309,949	121,013	46,470	206,833	49,615	769	1,156,249
Gross charge-offs: Senior lien	—	—	—	—	—	46	—	—	46
Junior lien
Pass	2,566	4,941	1,971	3,229	2,611	5,352	66,888	781	88,339
Special mention	—	—	—	—	—	27	—	—	27
Substandard	—	8	300	251	—	373	—	149	1,081
Doubtful	—	—	—	209	—	—	—	—	209
Total junior lien	2,566	4,949	2,271	3,689	2,611	5,752	66,888	930	89,656
Total residential real estate	45,809	383,306	312,220	124,702	49,081	212,585	116,503	1,699	1,245,905
Gross charge-offs: Residential real estate	—	—	—	—	—	46	—	—	46
Consumer
Pass	3,978	4,771	2,976	1,434	406	498	5,639	46	19,748
Substandard	—	—	2	4	—	56	3	—	65
Total consumer	3,978	4,771	2,978	1,438	406	554	5,642	46	19,813
Gross charge-offs: Consumer	618	4	—	2	0	5	—	—	630
Total loans	$501,161	$1,882,383	$1,472,074	$658,835	$464,143	$1,347,675	$1,059,226	$28,860	$7,414,357
Gross charge-offs: Total loans	618	4	—	2	0	54	—	—	679

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

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. Management individually evaluates collateral-dependent loans with an amortized cost basis of $250 thousand or more and includes collateral-dependent loans less than $250 thousand within the general allowance population. The amortized cost basis of collateral-dependent loans over $250 thousand was as follows at June 30, 2023 and December 31, 2022:

	June 30, 2023
			Total amortized
	Real property	Business assets	cost basis
Commercial
Commercial and industrial	$2,150	$30	$2,180
Owner-occupied commercial real estate	2,650	150	2,800
Food and agribusiness	24,728	—	24,728
Total Commercial	29,528	180	29,708
Commercial real estate non owner-occupied
Non-owner occupied	6,520	—	6,520
Total commercial real estate	6,520	—	6,520
Residential real estate
Senior lien	2,103	—	2,103
Junior lien	760	—	760
Total residential real estate	2,863	—	2,863
Consumer	—	6	6
Total loans	$38,911	$186	$39,097

	December 31, 2022
			Total amortized
	Real property	Business assets	cost basis
Commercial
Commercial and industrial	$2,869	$791	$3,660
Owner-occupied commercial real estate	6,711	1,346	8,057
Food and agribusiness	3,020	173	3,193
Total Commercial	12,600	2,310	14,910
Commercial real estate non owner-occupied
Non-owner occupied	8,561	—	8,561
Total commercial real estate	8,561	—	8,561
Residential real estate
Senior lien	2,806	—	2,806
Junior lien	460	—	460
Total residential real estate	3,266	—	3,266
Total loans	$24,427	$2,310	$26,737

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

The following schedule presents, by loan class, the amortized costs basis as of the dates shown for modified loans to borrowers experiencing financial difficulty:

	June 30, 2023
	Term extension		Payment delay
	Amortized	% of loan	Amortized	% of loan
	cost basis	class	cost basis	class
Commercial:
Commercial and industrial	$—	0.0%	$136	0.0%
Total commercial	—	0.0%	136	0.0%
Commercial real estate non-owner occupied:
Non-owner occupied	18,770	1.7%	—	0.0%
Total commercial real estate	18,770	1.0%	—	0.0%
Total loans	$18,770	0.3%	$136	0.0%

The following schedule presents the payment status, by loan class, the amortized cost basis of loans that have been modified in the last six months as of June 30, 2023:

	June 30, 2023
	Current	Non-accrual
Commercial:
Commercial and industrial	$136	$—
Total commercial	136	—
Commercial real estate non-owner occupied:
Non-owner occupied	18,770	—
Total commercial real estate	18,770	—
Total loans	$18,906	$—

Accrual of interest is resumed on loans that were previously on non-accrual only after the loan has performed sufficiently for a period of time. The Company had no TDMs that were modified within the past twelve months and had defaulted on their modified terms during the six months ended June 30, 2023. For purposes of this disclosure, the Company considers “default” to mean 90 days or more past due on principal or interest. The allowance for credit losses related to TDMs on non-accrual status is determined by individual evaluation, including collateral adequacy, using the same process as loans on non-accrual status which are not classified as TDMs.

The following schedule presents the financial effect of the modifications made to borrowers experiencing financial difficulty as of June 30, 2023:

June 30, 2023
Financial effect
	Term extension	Payment delay
Commercial:
Commercial and industrial		Delayed payments for a weighted average of 0.2 year(s)
Commercial real estate non-owner occupied:
Non-owner occupied	Added weighted average 0.3 year(s) to the life of loans, which reduced monthly payment amounts

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

	December 31, 2022
	Amortized	Average year-to-date	Unpaid	Unfunded commitments
	cost basis	amortized cost basis	principal balance	to fund TDRs
Commercial	$2,160	$2,348	$2,150	$150
Commercial real estate non-owner occupied	685	734	699	—
Residential real estate	1,809	1,867	1,964	—
Consumer	—	—	—	—
Total	$4,654	$4,949	$4,813	$150

The following table summarizes the Company’s carrying value of non-accrual TDRs as of December 31, 2022:

December 31, 2022
Commercial	$356
Commercial real estate non-owner occupied	81
Residential real estate	2,041
Consumer	—
Total non-accruing TDRs	$2,478

During the six months ended June 30, 2022, the Company had no TDRs that were modified within the past 12 months and had defaulted on their modified terms. For purposes of this disclosure, the Company considers “default” to mean 90 days or more past due on principal or interest. The allowance for credit losses related to TDRs on non-accrual status was determined by individual evaluation, including collateral adequacy, using the same process as loans on non-accrual status, which were not classified as TDRs.

Note 6 Allowance for Credit Losses

The tables below detail the Company’s allowance for credit losses as of the dates shown:

	Three months ended June 30, 2023
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$37,395	$32,890	$19,574	$484	$90,343
Charge-offs	(3)	—	(46)	(305)	(354)
Recoveries	5	1	5	31	42
Provision expense (release) for credit losses	4,661	(2,123)	(202)	214	2,550
Ending balance	$42,058	$30,768	$19,331	$424	$92,581

	Six months ended June 30, 2023
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$37,608	$32,050	$19,306	$589	$89,553
Charge-offs	(3)	—	(46)	(630)	(679)
Recoveries	45	2	12	48	107
Provision expense (release) for credit losses	4,408	(1,284)	59	417	3,600
Ending balance	$42,058	$30,768	$19,331	$424	$92,581

	Three months ended June 30, 2022
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$31,845	$8,495	$8,136	$334	$48,810
Charge-offs	(291)	—	—	(160)	(451)
Recoveries	27	21	44	23	115
Provision expense (release) for credit losses	430	(90)	1,892	154	2,386
Ending balance	$32,011	$8,426	$10,072	$351	$50,860

	Six months ended June 30, 2022
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$31,256	$10,033	$8,056	$349	$49,694
Charge-offs	(754)	—	(2)	(329)	(1,085)
Recoveries	74	21	46	49	190
Provision expense (release) for credit losses	1,435	(1,628)	1,972	282	2,061
Ending balance	$32,011	$8,426	$10,072	$351	$50,860

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

Net charge-offs on loans during the three and six months ended June 30, 2023 were $0.3 million and $0.6 million, respectively. The Company recorded an increase in the allowance for credit losses of $2.2 million during the three months ended June 30, 2023, driven by loan growth, higher reserve requirements and an increase in specific loan reserves. During the six months ended June 30, 2023, the Company recorded an increase in the allowance for credit losses of $3.0 million, driven by loan growth and higher reserve requirements.

Net charge-offs on loans during the three and six months ended June 30, 2022 were $0.3 million and $0.9 million, respectively. The Company recorded an increase in the allowance for credit losses of $2.1 million during the three months ended June 30, 2022. During the six months ended June 30, 2022, the Company recorded an increase in the allowance for credit losses of $1.2 million, driven by loan growth.

The Company has elected to exclude AIR from the allowance for credit losses calculation. As of June 30, 2023 and December 31, 2022, AIR from loans totaled $33.4 million and $31.8 million, respectively.

Note 7 Other Real Estate Owned

A summary of the activity in other real estate owned (“OREO”) during the six months ended June 30, 2023 and 2022 is as follows:

	For the six months ended June 30,
	2023	2022
Beginning balance	$3,731	$7,005
Transfers from loan portfolio, at fair value	—	39
Impairments	(13)	(188)
Sales	(260)	(1,864)
Ending balance	$3,458	$4,992

During the three months ended June 30, 2023, the Company sold no OREO properties. During the three months ended June 30, 2022, the Company sold OREO properties with net book balances of $0.1 million. During the six months ended June 30, 2023 and 2022, the Company sold OREO properties with net book balances of $0.3 million and $1.9 million, respectively.

Note 8 Goodwill and Intangible Assets

Goodwill and other intangible assets

In connection with our acquisitions, the Company’s goodwill was $306.0 million as of June 30, 2023. Goodwill is measured as the excess of the fair value of consideration paid over the fair value of net assets acquired. No goodwill impairment was recorded during the three or six months ended June 30, 2023 or the year ended December 31, 2022.

In April 2023, the Company completed the acquisition of Cambr Solutions, LLC (“Cambr”). Cambr is a deposit acquisition and processing platform that generates core deposits from accounts offered through embedded finance companies. The Company recorded goodwill of $26.9 million and intangibles of $18.0 million related to the acquisition. More information regarding the Cambr acquisition is included in note 19 below.

The gross carrying amount of other intangible assets and the associated accumulated amortization at June 30, 2023 and December 31, 2022, are presented as follows:

	June 30, 2023			December 31, 2022
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
Core deposit intangible	$91,566	$(47,435)	$44,131	$91,566	$(44,775)	$46,791
Customer relationship intangible	17,000	(628)	16,373	1,300	(32)	1,268
Internally developed technology	2,300	(115)	2,185	—	—	—
Total	$110,866	$(48,178)	$62,689	$92,866	$(44,807)	$48,059

The Company is amortizing intangibles from acquisitions over a weighted average period of 9.8 years from the date of the respective acquisitions. The core deposit and customer relationship intangibles are being amortized over a weighted average period of 10 years, and the internally developed technology intangible is being amortized over a weighted average period of five years. The Company recognized other intangible assets amortization expense of $2.0 million and $3.4 million during the three and six months ended June 30, 2023, respectively. During the three and six months ended June 30, 2022, the Company recognized other intangible assets amortization expense of $0.3 million and $0.6 million, respectively.

The following table shows the estimated future amortization expense during the next five years for other intangible assets as of June 30, 2023:

Years ending December 31,	Amount
For the six months ending December 31, 2023	$3,370
For the year ending December 31, 2024	7,908
For the year ending December 31, 2025	7,786
For the year ending December 31, 2026	7,664
For the year ending December 31, 2027	7,542

Servicing Rights

Mortgage servicing rights

Mortgage servicing rights (“MSRs”) represent rights to service loans originated by the Company and sold to government-sponsored enterprises including FHLMC, FNMA, GNMA and FHLB and are included in other assets in the consolidated statements of financial condition. Mortgage loans serviced for others were $1.0 billion for both June 30, 2023 and 2022.

Below are the changes in the MSRs for the periods presented:

	For the six months ended June 30,
	2023	2022
Beginning balance	$9,162	$5,957
Originations	808	3,325
Recovery (impairment)	66	(39)
Amortization	(479)	(448)
Ending balance	9,557	8,795
Fair value of mortgage servicing rights	$14,004	$12,728

The fair value of MSRs was determined based upon a discounted cash flow analysis. The cash flow analysis included assumptions for discount rates and prepayment speeds. The discount rate ranged from 10.0% to 10.5% and the constant prepayment speed ranged from 5.7% to 13.5% for the June 30, 2023 valuation. The discount rate was 9.5%, and the constant prepayment speed ranged from 7.8% to 8.2% for the June 30, 2022 valuation. Included in mortgage banking income in the consolidated statements of operations was servicing income of $0.6 million and $1.4 million for the three and six months ended June 30, 2023, respectively, and $0.6 million and $1.1 million for the three and six months ended June 30, 2022, respectively.

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

The following table shows the estimated future amortization expense during the next five years for the MSRs as of June 30, 2023:

Years ending December 31,	Amount
For the six months ending December 31, 2023	$511
For the year ending December 31, 2024	967
For the year ending December 31, 2025	864
For the year ending December 31, 2026	772
For the year ending December 31, 2027	689

SBA servicing asset

The SBA servicing asset represents the value associated with servicing small business real estate loans that have been sold to outside investors with servicing retained. The SBA servicing asset is evaluated and impairment is recognized to the extent fair value is less than the carrying amount. The Company evaluates impairment by stratifying the SBA servicing asset based on the predominant risk characteristics of the underlying loans, including loan type and loan term. The Company is amortizing the SBA servicing asset in proportion to and over the period of the estimated net servicing income of the underlying loans. The Company serviced $110.8 million of SBA loans, as of June 30, 2023. For the three and six months ended June 30, 2023, the Company recognized SBA servicing asset fee income totaling $0.2 million and $0.6 million, respectively.

Below are the changes in the SBA servicing asset for the period presented:

For the six months ended June 30,
2023
Beginning balance	$2,666
Originations	162
Recovery	153
Disposals	(245)
Amortization	(69)
Ending balance	2,667
Fair value of SBA servicing asset	$2,667

The Company uses assumptions and estimates in determining the fair value of SBA loan servicing rights. These assumptions include prepayment speeds, discount rates, and other assumptions. The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge. The key assumptions used to determine the fair value of the Company’s SBA loan servicing rights included a weighted average lifetime constant prepayment rate equal to 13.27%, and a weighted average discount rate equal to 11.02%.

Note 9 Borrowings

Borrowings consist of securities sold under agreements to repurchase, long-term debt and FHLB advances.

Securities sold under agreements to repurchase

The Company enters into repurchase agreements to facilitate the needs of its clients. As of June 30, 2023 and December 31, 2022, the Company sold securities under agreements to repurchase totaling $21.4 million and $20.2 million, respectively. The Company pledged mortgage-backed securities with a fair value of approximately $31.7 million and $32.0 million as of June 30, 2023 and December 31, 2022, respectively, for these agreements. The Company monitors collateral levels on a continuous basis and may be required to provide additional collateral based on the fair value of the underlying securities. As of June 30, 2023 and December 31, 2022, the Company had $10.3 million and $11.8 million, respectively, of excess collateral pledged for repurchase agreements.

Federal Home Loan Bank advances

As a member of the FHLB, the Banks have access to a line of credit and term financing from the FHLB with total available credit of $1.6 billion at June 30, 2023. The Company may utilize the FHLB line of credit as a funding mechanism for originated loans and loans held for sale. At both June 30, 2023 and December 31, 2022, the Banks had $385.0 million of outstanding borrowings from the FHLB. The Banks may pledge investment securities and loans as collateral for FHLB advances. There were no investment securities pledged at June 30, 2023 or December 31, 2022. Loans pledged were $2.5 billion and $2.0 billion at June 30, 2023 and December 31, 2022, respectively. The Company incurred $5.6 million and $12.7 million of interest expense related to FHLB advances and other short-term borrowings for the three and six months ended June 30, 2023, respectively. There was no interest expense related to FHLB advances and other short-term borrowings for the three and six months ended June 30, 2022.

Long-term debt

The Company holds a subordinated note purchase agreement to issue and sell a fixed-to-floating rate note totaling $40.0 million. The balance on the note at June 30, 2023, net of long-term debt issuance costs totaling $0.4 million, totaled $39.6 million. During the three and six months ended June 30, 2023, interest expense totaling $0.3 million and $0.6 million, respectively, was recorded in the consolidated statements of operations, consistent with the same periods in 2022.

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

As part of the acquisition of BOJH on October 1, 2022, the Company assumed three subordinated note purchase agreements to issue and sell fixed-to-floating rate notes totaling $15.0 million. The balance on the notes at June 30, 2023, net of the fair value adjustment from the acquisition of $0.6 million, totaled $14.4 million. Interest expense related to the notes totaling $0.1 million and $0.3 million was recorded in the consolidated statements of operations during the three and six months ended June 30, 2023, respectively.

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

Under the Basel III requirements, at June 30, 2023 and December 31, 2022, the Company and the Banks met all capital requirements, including the capital conservation buffer of 2.5%. The Company and the Banks had regulatory capital ratios in excess of the levels established for well-capitalized institutions, as detailed in the tables below:

	June 30, 2023
			Required to be		Required to be
			well capitalized under		considered
			prompt corrective		adequately
	Actual		action provisions		capitalized(1)
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio:
Consolidated	9.2%	$869,970	N/A	N/A	4.0%	$380,116
NBH Bank	8.6%	814,856	5.0%	$473,219	4.0%	378,575
Bank of Jackson Hole Trust	29.9%	11,336	5.0%	1,897	4.0%	1,518
Common equity tier 1 risk based capital:
Consolidated	11.1%	$869,970	N/A	N/A	7.0%	$549,581
NBH Bank	10.4%	814,856	6.5%	$507,883	7.0%	546,951
Bank of Jackson Hole Trust	70.5%	11,336	6.5%	1,046	7.0%	1,126
Tier 1 risk based capital ratio:
Consolidated	11.1%	$869,970	N/A	N/A	8.5%	$667,349
NBH Bank	10.4%	814,856	8.0%	$625,087	8.5%	664,155
Bank of Jackson Hole Trust	70.5%	11,336	8.0%	1,287	8.5%	1,367
Total risk based capital ratio:
Consolidated	13.0%	$1,016,382	N/A	N/A	10.5%	$824,372
NBH Bank	11.6%	906,268	10.0%	$781,359	10.5%	820,426
Bank of Jackson Hole Trust	70.5%	11,336	10.0%	1,609	10.5%	1,689

	December 31, 2022
			Required to be		Required to be
			well capitalized under		considered
			prompt corrective		adequately
	Actual		action provisions		capitalized(1)
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio:
Consolidated	9.3%	$857,403	N/A	N/A	4.0%	$369,335
NBH Bank	8.6%	788,462	5.0%	$458,593	4.0%	366,874
Bank of Jackson Hole Trust	31.0%	11,238	5.0%	1,373	4.0%	1,099
Common equity tier 1 risk based capital:
Consolidated	10.5%	$857,403	N/A	N/A	7.0%	$574,339
NBH Bank	9.7%	788,462	6.5%	$528,334	7.0%	568,975
Bank of Jackson Hole Trust	71.6%	11,238	6.5%	1,020	7.0%	1,098
Tier 1 risk based capital ratio:
Consolidated	10.5%	$857,403	N/A	N/A	8.5%	$697,412
NBH Bank	9.7%	788,462	8.0%	$650,257	8.5%	690,898
Bank of Jackson Hole Trust	71.6%	11,238	8.0%	1,255	8.5%	1,333
Total risk based capital ratio:
Consolidated	12.2%	$1,000,398	N/A	N/A	10.5%	$861,509
NBH Bank	10.8%	876,458	10.0%	$812,821	10.5%	853,462
Bank of Jackson Hole Trust	71.6%	11,238	10.0%	1,569	10.5%	1,647

(1)	Includes the capital conservation buffer of 2.5%.

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

Cambr fee income

Cambr operates a deposit acquisition and processing platform that generates core deposits from accounts offered through embedded finance companies. Cambr’s platform facilitates the movement of embedded finance companies’ client deposits into FDIC-insured accounts at network banks. Cambr generates fee income by charging a percentage-based fee of the client’s deposit balance placed into the Cambr network. The performance obligation is satisfied upon completion of service, and Cambr fee income is recorded within other non-interest income in the consolidated statements of operations.

Gain on OREO sales, net

Gain on OREO sales, net is recognized when the Company meets its performance obligation to transfer title to the buyer. The gain or loss is measured as the excess of the proceeds received compared to the OREO carrying value. Sales proceeds are received in cash at the time of transfer.

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, and non-interest expense in-scope of Topic 606 for the three and six months ended June 30, 2023 and 2022:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Non-interest income
In-scope of Topic 606:
Service charges and other fees	$6,610	$3,956	$11,537	$7,666
Bank card fees	5,091	4,541	9,728	8,664
Trust and wealth management fees	503	—	1,010	—
Cambr fee income	1,209	—	1,209	—
Non-interest income (in-scope of Topic 606)	13,413	8,497	23,484	16,330
Non-interest income (out-of-scope of Topic 606)	410	8,265	5,004	19,486
Total non-interest income	$13,823	$16,762	$28,488	$35,816
Non-interest expense
In-scope of Topic 606:
(Loss) gain on OREO sales, net	$—	$(5)	$(11)	$270
Total revenue in-scope of Topic 606	$13,413	$8,492	$23,473	$16,600

Contract acquisition costs

The Company utilizes the practical expedient which allows entities to expense immediately contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. The Company has not capitalized any contract acquisition costs.

Note 12 Stock-based Compensation and Benefits

The Company provides stock-based compensation in accordance with shareholder-approved plans. On May 9, 2023, shareholders approved the 2023 Omnibus Incentive Plan (the "2023 Plan"). The 2023 Plan replaces the 2014 Omnibus Incentive Plan (the "Prior Plan"), pursuant to which the Company granted equity awards prior to the approval of the 2023 Plan. Pursuant to the 2023 Plan, the Compensation Committee of the Board of Directors has the authority to grant, from time to time, awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, other stock-based awards, or any combination thereof to eligible persons.

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

The following table summarizes stock option activity for the six months ended June 30, 2023:

			Weighted
			average
		Weighted	remaining
		average	contractual	Aggregate
		exercise	term in	intrinsic
	Options	price	years	value
Outstanding at December 31, 2022	717,088	$29.79	5.98	$8,850
Granted	107,530	33.46
Exercised	(4,755)	18.09
Forfeited	—	—
Outstanding at June 30, 2023	819,863	30.34	6.03	2,374
Options exercisable at June 30, 2023	628,519	28.39	5.07	2,372
Options vested and expected to vest	795,529	30.16	5.93	2,374

Stock option expense is a component of salaries and benefits in the consolidated statements of operations and totaled $0.5 million and $0.7 million for the three and six months ended June 30, 2023, respectively, and $0.4 million and $0.5 million for the three and six months ended June 30, 2022, respectively. At June 30, 2023, there was $0.8 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. The cost is expected to be recognized over a weighted average period of 2.5 years.

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

The weighted-average grant date fair value per unit for the awards granted during the six months ended June 30, 2023 of the EPS target portion and the TSR target portion was $33.46 and $27.06, respectively. The initial weighted-average performance price for the TSR target portion granted during 2023 was $42.37. During the six months ended June 30, 2023, the Company awarded an additional 18,664 units due to final performance results related to performance stock units granted in 2020.

The following table summarizes restricted stock and performance stock unit activity during the six months ended June 30, 2023:

		Weighted		Weighted
	Restricted	average grant-	Performance	average grant-
	stock shares	date fair value	stock units	date fair value
Unvested at December 31, 2022	165,137	$38.28	155,857	$33.81
Granted	179,406	31.07	79,215	30.57
Adjustment due to performance	—	—	18,664	25.94
Vested	(79,014)	35.08	(74,142)	26.55
Forfeited	(1,528)	37.06	(1,030)	37.67
Unvested at June 30, 2023	264,001	$34.35	178,564	$34.54

As of June 30, 2023, the total unrecognized compensation cost related to the non-vested restricted stock awards and performance stock units totaled $6.8 million and $4.0 million, respectively, and is expected to be recognized over a weighted average period of approximately 2.3 years and 2.1 years, respectively. Expense related to non-vested restricted stock awards totaled $1.2 million and $2.1 million during the three and six months ended June 30, 2023, respectively, and $0.9 million and $1.5 million during the three and six months ended June 30, 2022, respectively. Expense related to non-vested performance stock units totaled $0.5 million and $0.9 million during the three and six months ended June 30, 2023, respectively, and $0.4 million and $0.8 million during the three and six months ended June 30, 2022, respectively. Expense related to non-vested restricted stock awards and units is a component of salaries and benefits in the Company’s consolidated statements of operations.

Employee stock purchase plan

The 2014 Employee Stock Purchase Plan (“ESPP”) is intended to be a qualified plan within the meaning of Section 423 of the Internal Revenue Code of 1986 and allows eligible employees to purchase shares of common stock up to a limit of $25,000 per calendar year and 2,000 shares per offering period. The price an employee pays for shares is 90.0% of the fair market value of Company common stock on the last day of the offering period. The offering periods are the six-month periods commencing on March 1 and September 1 of each year and ending on August 31 and February 28 (or February 29 in the case of a leap year) of each year. There are no vesting or other restrictions on the stock purchased by employees under the ESPP. Under the ESPP, the total number of shares of common stock reserved for issuance totaled 400,000 shares, of which 252,741 was available for issuance at June 30, 2023.

Under the ESPP, employees purchased 9,741 shares and 8,028 shares during the six months ended June 30, 2023 and 2022, respectively.

Note 13 Common Stock

The Company had 37,719,026 and 37,608,519 shares of Class A common stock outstanding at June 30, 2023 and December 31, 2022, respectively. Additionally, the Company had 264,001 and 165,137 shares outstanding at June 30, 2023 and December 31, 2022, respectively, of restricted Class A common stock issued but not yet vested under the 2023 Omnibus Incentive Plan that are not included in shares outstanding until such time that they are vested; however, these shares do have voting and certain dividend rights during the vesting period.

On May 9, 2023, the Company’s Board of Directors authorized a new program to repurchase up to $50.0 million of the Company’s stock from time to time in either the open market or through privately negotiated transactions. The remaining authorization under the current program as of June 30, 2023 was $50.0 million.

Note 14 Earnings Per Share

The Company calculates earnings per share under the two-class method, as certain non-vested share awards contain non-forfeitable rights to dividends. As such, these awards are considered securities that participate in the earnings of the Company. Non-vested shares are discussed further in note 12.

The Company had 37,719,026 and 30,075,175 shares of Class A common stock outstanding as of June 30, 2023 and 2022, respectively, exclusive of issued non-vested restricted shares. Certain stock options and non-vested restricted shares are potentially dilutive securities, but are not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive for the three and six months ended June 30, 2023 and 2022.

The following table illustrates the computation of basic and diluted earnings per share for the three and six months ended June 30, 2023 and 2022:

	For the three months ended		For the six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net income	$32,557	$20,362	$72,840	$38,714
Less: income allocated to participating securities	(69)	(37)	(110)	(72)
Income allocated to common shareholders	$32,488	$20,325	$72,730	$38,642
Weighted average shares outstanding for basic earnings per common share	37,957,287	30,225,898	37,871,862	30,173,338
Dilutive effect of equity awards	150,039	267,367	220,846	319,275
Weighted average shares outstanding for diluted earnings per common share	38,107,326	30,493,265	38,092,708	30,492,613
Basic earnings per share	$0.86	$0.67	$1.92	$1.28
Diluted earnings per share	0.85	0.67	1.91	1.27

The Company had 819,863 and 736,449 outstanding stock options to purchase common stock at weighted average exercise prices of $30.34 and $29.54 per share at June 30, 2023 and 2022, respectively, which have time-vesting criteria, and as such, any dilution is derived only for the time frame in which the vesting criteria had been met and where the inclusion of those stock options is dilutive. The Company had 442,565 and 317,059 unvested restricted shares and performance stock units issued as of June 30, 2023 and 2022, respectively, which have performance, market and/or time-vesting criteria, and as such, any dilution is derived only for the time frame in which the vesting criteria had been met and where the inclusion of those restricted shares and units is dilutive.

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

Fair values of derivative instruments on the balance sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the consolidated statements of financial condition as of June 30, 2023 and December 31, 2022. Information about the valuation methods used to measure fair value is provided in note 18.

		Asset derivatives fair value			Liability derivatives fair value
	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
	location	2023	2022	Location	2023	2022
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$34,102	$34,164	Other liabilities	$2,868	$1,929
Total derivatives designated as hedging instruments		$34,102	$34,164		$2,868	$1,929

Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$9,959	$10,657	Other liabilities	$9,961	$10,660
Interest rate lock commitments	Other assets	250	197	Other liabilities	120	174
Forward contracts	Other assets	144	210	Other liabilities	13	104
Total derivatives not designated as hedging instruments		$10,353	$11,064		$10,094	$10,938

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

For derivatives that qualify and are designated as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest income in the same period(s) during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis. The earnings recognition of excluded components is included in interest income. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income as interest payments are received on the Company’s variable-rate assets. As of June 30, 2023, the

Company had cash flow hedges with a notional amount of $200.0 million. The Company expects to reclassify $1.9 million from accumulated other comprehensive income (loss) (“AOCI”) as a reduction to interest income during the next 12 months.

Fair value hedges

Interest rate swaps designated as fair value hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of June 30, 2023, the Company had interest rate swaps with a notional amount of $348.1 million, which were designated as fair value hedges of interest rate risk. As of December 31, 2022, the Company had interest rate swaps with a notional amount of $340.1 million that were designated as fair value hedges. These interest rate swaps were associated with $464.3 million and $482.7 million of the Company’s fixed-rate loans as of June 30, 2023 and December 31, 2022, respectively, before a loss of $1.5 million and a gain of $29.7 million from the fair value hedge adjustment in the carrying amount, included in loans receivable in the statements of financial condition as of June 30, 2023 and December 31, 2022, respectively. Fair value hedge adjustments included basis adjustments on terminated positions to be amortized through the contractual maturity date of each respective hedged item. Excluding those terminated positions, the fair value hedge adjustments consisted of gains totaling $32.8 million and $33.4 million as of June 30, 2023 and December 31, 2022, respectively.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives.

Non-designated hedges

Derivatives not designated as hedges are not speculative and consist of interest rate swaps with commercial banking clients that facilitate their respective risk management strategies. Interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the client swaps and the offsetting swaps are recognized directly in earnings. As of June 30, 2023, the Company had matched interest rate swap transactions with an aggregate notional amount of $378.8 million related to this program. As of December 31, 2022, the Company had matched interest rate swap transactions with an aggregate notional amount of $383.0 million. Derivative fee income from non-designated hedges totaled $0 million and $0.2 million for the three and six months ended June 30, 2023, respectively. During the three and six months ended June 30, 2022, derivative fee income from non-designated hedges totaled $0.2 million and $0.2 million, respectively.

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

The Company had interest rate lock commitments with a notional value of $32.0 million and forward contracts with a notional value of $44.0 million at June 30, 2023. At December 31, 2022, the Company had interest rate lock commitments with a notional value of $35.5 million and forward contracts with a notional value of $45.0 million.

Effect of derivative instruments on the consolidated statements of operations and accumulated other comprehensive income

The tables below present the effect of the Company’s derivative financial instruments in the consolidated statements of operations for the three and six months ended June 30, 2023 and 2022:

	Location of gain (loss)	Amount of gain recognized in income on derivatives
Derivatives in fair value	recognized in income on	For the three months ended June 30,		For the six months ended June 30,
hedging relationships	derivatives	2023	2022	2023	2022
Interest rate products	Interest and fees on loans	$9,341	$11,694	$3,850	$30,290

	Location of gain (loss)	Amount of (loss) gain recognized in income on hedged items
	recognized in income on	For the three months ended June 30,		For the six months ended June 30,
Hedged items	hedged items	2023	2022	2023	2022
Interest rate products	Interest and fees on loans	$(6,995)	$(12,792)	$315	$(33,012)

	Location of gain (loss)	Amount of gain (loss) recognized in income on derivatives
Derivatives not designated	recognized in income on	For the three months ended June 30,		For the six months ended June 30,
as hedging instruments	derivatives	2023	2022	2023	2022
Interest rate products	Other non-interest expense	$6	$(50)	$—	$(44)
Interest rate lock commitments	Mortgage banking income	(598)	243	43	(844)
Forward contracts	Mortgage banking income	369	(2,795)	25	(84)
Total		$(223)	$(2,602)	$68	$(972)

The table below presents the effect of fair value cash flow hedge accounting on AOCI as of the dates presented. The Company did not utilize cash flow hedges until the third quarter of 2022.

	For the three months ended June 30, 2023
	Loss recognized in OCI on derivative	Loss recognized in OCI included component	Loss recognized in OCI excluded component	Location of Loss recognized from AOCI into income	Loss reclassified from AOCI into income	Loss reclassified from AOCI into income included component	Loss reclassified from AOCI into income excluded component
Derivatives in cash flow hedging relationships:
Interest rate products	$(2,267)	$(1,834)	$(433)	Interest income	$(403)	$(285)	$(118)

	For the six months ended June 30, 2023
	Loss recognized in OCI on derivative	Loss recognized in OCI included component	Loss recognized in OCI excluded component	Location of Loss recognized from AOCI into income	Loss reclassified from AOCI into income	Loss reclassified from AOCI into income included component	Loss reclassified from AOCI into income excluded component
Derivatives in cash flow hedging relationships:
Interest rate products	$(1,651)	$(1,436)	$(215)	Interest income	$(665)	$(447)	$(218)

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

As of June 30, 2023, the termination value of derivatives in a net liability position related to these agreements was zero. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and, as of June 30, 2023, the Company had met these thresholds. If the Company had breached any of these provisions at June 30, 2023, it could have been required to settle its obligations under the agreements at the termination value.

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

Total unfunded commitments at June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023	December 31, 2022
Commitments to fund loans	$1,013,207	$1,124,942
Credit card lines of credit	6,676	7,167
Unfunded commitments under lines of credit	907,421	862,369
Commercial and standby letters of credit	12,276	13,859
Total unfunded commitments	$1,939,580	$2,008,337

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

Contingencies

Mortgage loans sold to investors may be subject to repurchase or indemnification in the event of specific default by the borrower or subsequent discovery that underwriting standards were not met. The Company established a reserve liability for expected losses related to these representations and warranties based upon management’s evaluation of actual and historic loss history, delinquency trends or other documentation or deficiency findings in the portfolio and economic conditions. Charges against the reserve during the three and six months ended June 30, 2023 totaling $41 thousand and $87 thousand, respectively, were primarily driven by early payoffs and repurchases. Charges against the reserve during the three and six months ended June 30, 2022 totaling $98 thousand and $144 thousand, respectively, were primarily driven by early payoffs and repurchases. The repurchase reserve is included in other liabilities in the consolidated statements of financial condition.

The following table summarizes mortgage repurchase reserve activity for the periods presented:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Beginning balance	$1,645	$1,969	$1,725	$2,102
Provision (released from) charged to operating expense, net	(289)	7	(323)	(80)
Charge-offs	(41)	(98)	(87)	(144)
Ending balance	$1,315	$1,878	$1,315	$1,878

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

Changes in the valuation inputs used for measuring the fair value of financial instruments may occur due to changes in current market conditions or other factors. Such changes may necessitate a transfer of the financial instruments to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfer occurs. During the six months ended June 30, 2023 and 2022, there were no transfers of financial instruments between the hierarchy levels.

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

Mortgage banking derivatives—The Company relies on a third-party pricing service to value its mortgage banking derivative financial assets and liabilities, which the Company classifies as a level 3 valuation. The external valuation model to estimate the fair value of its interest rate lock commitments to originate residential mortgage loans held for sale includes grouping the interest rate lock commitments by interest rate and terms, applying an average 84.8% estimated pull-through rate based on historical experience, and then multiplying by quoted investor prices determined to be reasonably applicable to the loan commitment groups based on interest rate, terms and rate lock expiration dates of the loan commitment groups. The Company also relies on an external valuation model to estimate the fair value of its forward commitments to sell residential mortgage loans (i.e., an estimate of what the Company would receive or pay to terminate the forward delivery contract based on market prices for similar financial instruments), which includes matching specific terms and maturities of the forward commitments against applicable investor pricing.

The tables below present the financial instruments measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 in the consolidated statements of financial condition utilizing the hierarchy structure described above:

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
U.S. Treasuries	$71,575	$—	$—	$71,575
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	211,205	—	211,205
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	373,780	—	373,780
Municipal securities	—	153	—	153
Corporate debt	—	1,841	—	1,841
Loans held for sale	—	25,172	—	25,172
Interest rate swap derivatives	—	44,061	—	44,061
Mortgage banking derivatives	—	—	394	394
Total assets at fair value	$71,575	$656,212	$394	$728,181
Liabilities:
Interest rate swap derivatives	$—	$12,829	$—	$12,829
Mortgage banking derivatives	—	—	133	133
Total liabilities at fair value	$—	$12,829	$133	$12,962

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
U.S. Treasuries	$71,388	$—	$—	$71,388
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	226,131	—	226,131
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	405,926	—	405,926
Municipal securities	—	153	—	153
Corporate debt	—	1,920	—	1,920
Loans held for sale	—	22,767	—	22,767
Interest rate swap derivatives	—	44,821	—	44,821
Mortgage banking derivatives	—	—	407	407
Total assets at fair value	$71,388	$701,718	$407	$773,513
Liabilities:
Interest rate swap derivatives	$—	$12,589	$—	$12,589
Mortgage banking derivatives	—	—	278	278
Total liabilities at fair value	$—	$12,589	$278	$12,867

The table below details the changes in level 3 financial instruments during the six months ended June 30, 2023:

Mortgage banking
derivatives, net
Balance at December 31, 2022	$129
Loss included in earnings, net	68
Fees and costs included in earnings, net	64
Balance at June 30, 2023	$261

Fair Value of Financial Instruments Measured on a Non-recurring Basis

Certain assets may be recorded at fair value on a non-recurring basis as conditions warrant. These non-recurring fair value measurements typically result from the application of lower of cost or fair value accounting or a write-down occurring during the period.

Individually evaluated loans—The Company records individually evaluated loans based on the fair value of the collateral when it is probable that the Company will be unable to collect all contractual amounts due in accordance with the terms of the loan agreement. The Company relies on third-party appraisals and internal assessments, utilizing a discount rate in the range of 2% - 20% with a weighted average discount rate of 14.1%, in determining the estimated fair values of these loans. The inputs used to determine the fair values of loans are considered level 3 inputs in the fair value hierarchy. At June 30, 2023, the Company recorded a specific reserve of $6.0 million related to 10 loans with a carrying value of $38.1 million. At June 30, 2022, the Company recorded a specific reserve of $0.5 million related to three loans with a carrying balance of $2.4 million.

OREO—OREO is recorded at the fair value of the collateral less estimated selling costs using a range of 6% to 10% with a weighted average discount rate of 6.3%. The estimated fair values of OREO are updated periodically and further write-downs may be taken to reflect a new basis. The Company recognized $13 thousand and $188 thousand of OREO impairment during the six months ended June 30, 2023 and 2022, respectively. The fair values of OREO are derived from third-party price opinions or appraisals that generally use an income approach or a market value approach. If reasonable comparable appraisals are not available, the Company may use internally developed models to determine fair values. The inputs used to determine the fair value of OREO properties are considered level 3 inputs in the fair value hierarchy.

Mortgage servicing rights—MSRs represent the value associated with servicing residential real estate loans that have been sold to outside investors with servicing retained. The fair value for servicing assets is determined through discounted cash flow analysis and utilizes a discount rate and weighted average rate ranging from 10.0% to 10.5% at June 30, 2023 and prepayment speed assumption ranges of 5.7% to 13.5% with a weighted average rate of 5.9% at June 30, 2023. The weighted average MSRs are subject to impairment testing. The carrying values of these MSRs are reviewed quarterly for impairment based upon the calculation of fair value. For purposes of measuring impairment, the MSRs are stratified into certain risk characteristics including note type and note term. If the valuation model reflects a value less than the carrying value, MSRs are adjusted to fair value through a valuation allowance and the adjustment is included in mortgage banking income in the consolidated statements of operations. During the six months ended June 30, 2023, the Company recorded a recovery totaling $66 thousand. There was $39 thousand of impairment during the six months ended June 30, 2022. The inputs used to determine the fair values of MSRs are considered level 3 inputs in the fair value hierarchy.

SBA servicing asset— The SBA servicing asset represents the value associated with servicing small business real estate loans that have been sold to outside investors with servicing retained. The fair value for the SBA servicing asset is determined through a discounted cash flow analysis and utilizes a weighted average discount rate of 11.0% and a weighted average lifetime constant prepayment rate of 13.3%. The SBA servicing asset is amortized over the period of the estimated future net servicing life of the underlying assets, and it is evaluated quarterly for impairment based upon the fair value of the rights as compared to their amortized cost. Impairment is recognized on the income statement to the extent the fair value is less than the capitalized amount of the SBA servicing asset. The Company recorded no impairment for the six months ended June 30, 2023.

The Company may be required to record fair value adjustments on other available-for-sale and municipal securities valued at par on a non-recurring basis.

The tables below provide information regarding losses from assets recorded at fair value on a non-recurring basis during the six months ended June 30, 2023 and 2022:

	June 30, 2023
	Total	Losses from fair value changes
Individually evaluated loans	$55,569	$679
Other real estate owned	3,458	13
Total	$59,027	$692

	June 30, 2022
	Total	Losses from fair value changes
Individually evaluated loans	$14,916	$1,085
Other real estate owned	4,992	188
Mortgage servicing rights	8,795	39
Total	$28,703	$1,312

The Company did not record any liabilities measured at fair value on a non-recurring basis during the six months ended June 30, 2023 or 2022.

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

The fair value of financial instruments at June 30, 2023 and December 31, 2022 are set forth below:

	Level in fair value	June 30, 2023		December 31, 2022
	measurement	Carrying	Estimated	Carrying	Estimated
	hierarchy	amount	fair value	amount	fair value
ASSETS
Cash and cash equivalents	Level 1	$323,832	$323,832	$195,505	$195,505
U.S. Treasury securities - AFS	Level 1	71,575	71,575	71,388	71,388
U.S. Treasury securities - HTM	Level 1	49,189	47,444	49,045	47,629
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	211,205	211,205	226,131	226,131
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	373,780	373,780	405,926	405,926
Municipal securities available-for-sale	Level 2	153	153	153	153
Corporate debt	Level 2	1,841	1,841	1,920	1,920
Other available-for-sale securities	Level 3	793	793	771	771
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	320,623	280,617	339,815	298,816
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	249,588	199,529	262,667	213,479
FHLB and FRB stock	Level 2	41,434	41,434	38,390	38,390
Loans receivable	Level 3	7,414,357	7,075,463	7,220,469	6,964,107
Loans held for sale	Level 2	25,172	25,172	22,767	22,767
Accrued interest receivable	Level 2	36,159	36,159	34,587	34,587
Interest rate swap derivatives	Level 2	44,061	44,061	45,046	45,046
Mortgage banking derivatives	Level 3	394	394	407	407
LIABILITIES
Deposit transaction accounts	Level 2	7,136,589	7,136,589	6,999,226	6,999,226
Time deposits	Level 2	984,269	967,453	873,400	845,688
Securities sold under agreements to repurchase	Level 2	21,422	21,422	20,214	20,214
Long-term debt	Level 2	55,000	50,972	55,000	52,430
Federal Home Loan Bank advances	Level 2	385,000	385,000	385,000	385,000
Accrued interest payable	Level 2	9,131	9,131	3,201	3,201
Interest rate swap derivatives	Level 2	12,829	12,829	12,589	12,589
Mortgage banking derivatives	Level 3	133	133	278	278

Note 19 Acquisition Activities

Cambr Solutions, LLC

On April 3, 2023, NBH Bank completed the acquisition of Cambr Solutions, LLC (“Cambr”). Upon closing, Cambr became a stand-alone subsidiary of NBH Bank. The transaction was valued at $46.5 million in the aggregate. NBH Bank determined that the acquisition constituted a business combination as defined in ASC Topic 805, Business Combinations. Accordingly, as of the date of the acquisition, the Company recorded the assets acquired and liabilities assumed at fair value. The Company determined fair values in accordance with the guidance provided in ASC Topic 820, Fair Value Measurements and Disclosures. In many cases, the determination of these fair values required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. Actual results could differ materially. The Company has made the determination of fair values using the best information available at the time; however, purchase accounting is not complete and the assumptions used are subject to change and, if changed, could have a material effect on the Company's financial position and results of operations.

Cambr is a deposit acquisition and processing platform that generates core deposits from accounts offered through embedded finance companies. At the time of acquisition, Cambr administered approximately $1.7 billion of deposits comprising more than 500,000 FDIC-insured cash accounts.

Cambr acquisition-related costs totaled $0.7 million and $0.9 million for the three and six months ended June 30, 2023, respectively. The results of Cambr are included in the results of the Company subsequent to the acquisition date.

The table below summarizes preliminary net assets acquired (at fair value) and consideration transferred in connection with the Cambr acquisition:

April 3, 2023
Assets:
Cash and due from banks	$1,224
Other intangibles	18,000
Other assets	6,729
Total assets acquired	25,953

Liabilities:
Other liabilities	$6,340
Total liabilities assumed	6,340

Identifiable net assets acquired	$19,613

Consideration:
Cash	$46,524
Total	46,524

Goodwill	$26,911

In connection with the Cambr acquisition, the Company recorded $26.9 million of goodwill. The amount of goodwill recorded reflects the expanded market presence, synergies and operational efficiencies that are expected to result from the acquisition. The total amount of goodwill expected to be deductible for tax purposes is $27.8 million. The following is a description of the methods used to determine the fair values of significant assets and liabilities presented above:

Other intangibles—The Company recorded other intangible assets of $18.0 million, including intangibles related to customer relationships and internally developed technology. The other intangible assets were valued by discounting future cash flows to present value. The discount rates applied were derived using market participant assumptions.

The other intangible assets will be amortized over a weighted average period of 9.4 years.

The fair value of the acquired assets and liabilities noted in the table may change during the provisional period, which may last up to twelve months subsequent to the acquisition date. The Company may obtain additional information to refine the valuation of the acquired assets and liabilities and adjust the recorded fair value.

Prior year acquisitions

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

Overview

Our focus is on building relationships by creating a win-win scenario for our clients and our Company. We believe in providing solutions and services to our clients that are based on fairness and simplicity. We have established a solid financial services franchise with a sizable presence for deposit gathering and building client relationships necessary for growth. We are executing on strategic acquisition opportunities to expand our presence in attractive markets and to diversify our revenue streams. Additionally, we are innovating and building strategic fintech partnerships with the goal of delivering a comprehensive digital financial ecosystem for our clients. We are focused on providing small and medium-sized businesses with alternative digital access to address borrowing, depository and cash management needs, while also providing information management and access to digital payment tools, under the safety of a regulated bank. We believe that our established presence in our core markets of Colorado, the greater Kansas City region, Utah, Wyoming, Texas, New Mexico and Idaho, as well as our ongoing investment in digital solutions and strategic acquisitions position us well for growth opportunities. As of June 30, 2023, we had $9.9 billion in assets, $7.4 billion in loans, $8.1 billion in deposits, $1.1 billion in equity and $0.8 billion in assets under management in our trust and wealth management business.

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

Profitability and returns

●

Net income totaled $72.8 million, or $1.91 per diluted share, for the six months ended June 30, 2023, representing an increase of 88.1%, compared to net income of $38.7 million, or $1.27 per diluted share, for the same period in the prior year. Adjusting for $1.0 million of non-recurring acquisition–related expenses included in the six months June 30, 2022, net income increased $33.2 million or 83.6% compared to the same period prior year.

●

The return on average tangible assets was 1.63% for the six months ended June 30, 2023, compared to 1.11% for the same period in the prior year. Adjusting for non-recurring acquisition-related expenses, the return on average tangible assets for the six months ended June 30, 2022 was 1.14%.

●

The return on average tangible common equity was 19.05% for the six months ended June 30, 2023, compared to 10.97% for the same period in the prior year. Adjusting for non-recurring acquisition-related expenses, the return on average tangible common equity for the six months ended June 30, 2022 was 11.24%.

Strategic execution

●

Completed the acquisition of Cambr Solutions, LLC in April 2023, a business-to-business-to-consumer modeled subsidiary that provides granular and diversified cash deposits in a cost-efficient manner. At the acquisition date, Cambr administered approximately $1.7 billion of deposits comprising more than 500,000 FDIC-insured cash accounts.

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

Loan portfolio

●	Total loans ended the quarter at $7.4 billion increasing $0.2 billion, or 5.4% annualized, since December 31, 2022.
●	Generated loan fundings totaling $756.2 million, during the six months ended June 30, 2023, with a weighted average new loan origination rate of 8.2%.

Credit quality

●	Allowance for credit losses totaled 1.25% of total loans at June 30, 2023, compared to 1.24% at December 31, 2022.
●

The Company recorded an increase in the allowance for credit losses of $3.0 million for the six months ended June 30, 2023. For the six months ended June 30, 2022, the Company recorded an increase in the allowance for credit losses of $1.2 million.

●	Net charge-offs to average total loans for the six months ended June 30, 2023 totaled 0.02%, annualized, compared to 0.03% for the full year ended December 31, 2022.
●

Credit quality remained strong, as non-performing loans (comprised of non-accrual loans and non-accrual modified loans) totaled 0.45% of loans, compared to 0.23% at December 31, 2022. Non-performing assets to total loans and OREO increased to 0.50% at June 30, 2023, compared to 0.28% at December 31, 2022.

Client deposit funded balance sheet

●

Average transaction deposits for the six months ended June 30, 2023 increased 27.0% to $6.9 billion, compared to $5.4 billion for the same period in the prior year, driven by strategic growth from our recent acquisitions.

●	Average total deposits increased $1.6 billion, or 25.8%, to $7.8 billion during the six months ended June 30, 2023, compared to the same period in the prior year.
●	The mix of transaction deposits to total deposits was 87.9% at June 30, 2023, compared to 88.9% at December 31, 2022.
●	Cost of deposits totaled 0.93% during the six months ended June 30, 2023, compared to 0.16% for the same period in the prior year. Our total deposit beta through this rate cycle remains low at 22%.
●

We improved our balance sheet funding mix during the second quarter of 2023 and utilized the funding provided by the quarter’s deposit growth to pay down $615.0 million of FHLB advances, since March 2023.

Revenues

●

Fully taxable equivalent (“FTE”) net interest income totaled $187.5 million during the six months ended June 30, 2023, increasing $82.2 million, or 78.0%, compared to the same period in the prior year.

●

The FTE net interest margin widened 107 basis points to 4.22% for the six months ended June 30, 2023, compared to the same period in the prior year. The yield on earning assets increased 203 basis points, primarily due to multiple increases in the federal funds rate since March 2022. The cost of funds increased 102 basis points to 1.20% for the six months ended June 30, 2023, compared to the same period in the prior year.

●

Non-interest income totaled $28.5 million during the six months ended June 30, 2023, compared to $35.8 million for the same period in 2022, largely driven by lower mortgage banking income due to lower purchase and refinance activity and competition driving tighter gain on sale margins.

●	Non-interest income included $1.2 million of Cambr income, $1.0 million of trust income and $0.7 million from gains on SBA loan sales, all of which are new and diversified sources of fee revenue.
●	Service charges and bank card fees increased a combined $1.9 million, or 11.9%, during the six months ended June 30, 2023, compared to the same period in the prior year.

Expenses

●

Non-interest expense totaled $119.3 million during the six months ended June 30, 2023, representing an increase of $29.6 million, or 33.1%, compared to the six months ended June 30, 2022, largely driven by an increase in core operating expenses due to our 2022 acquisitions. Included in other non-interest expense was $2.8 million higher FDIC deposit insurance expense as a result of our recent acquisitions and an increase in the FDIC assessment rate effective January 2023.

●

The FTE efficiency ratio, excluding other intangible assets amortization and acquisition-related expenses, during the six months ended June 30, 2023 improved 854 basis points to 53.65%, compared to 62.19% during the six months ended June 30, 2022.

●

Income tax expense totaled $18.4 million during the six months ended June 30, 2023, compared to $8.0 million during the six months ended June 30, 2022. The effective tax rate for the six months ended June 30, 2023 was 20.2%, compared to 17.1% for the six months ended June 30, 2022.

Strong capital position

●

Capital ratios continue to be strong and in excess of federal bank regulatory agency “well capitalized” thresholds. As of June 30, 2023, our consolidated tier 1 leverage ratio was 9.15%, and our common equity tier 1 and consolidated tier 1 risk based capital ratio was 11.08%.

●

At June 30, 2023, common book value per share was $30.42. The tangible common book value per share increased $0.32 to $20.95 at June 30, 2023 compared to December 31, 2022 as 2023’s earnings outpaced the impact of the Cambr acquisition and the quarterly dividends.

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

Macroeconomic pressures have resulted in volatility and uncertainty in the banking industry. Increases in interest rates, declines in the fair value of securities, lack of available funding, uninsured deposits and risk from concentrations in loan and deposit segments are drawing focus to financial institutions in the wake of recent bank failures. While these are widespread challenges for the banking industry, the Company has not experienced a material impact to our financial condition, operations, customer base, liquidity, capital position or risk profile.

Management employs risk management policies to monitor and limit exposure to changes in market rates. The Asset Liability Committee, a cross-functional committee comprised of executive management and senior leaders, meets monthly to review, among other things, the sensitivity of the Company's assets and liabilities to interest rate changes, local and national market conditions and rates. The Asset Liability Committee also reviews the liquidity, capital, deposit mix, loan mix and investment positions of the Company. The Company's principal objective regarding asset and liability management is to evaluate interest rate risk within the balance sheet and pursue a controlled assumption of interest rate risk while preserving adequate levels of liquidity and capital.

Regarding the fair value of investment securities, our accumulated other comprehensive loss is manageable. Additionally, the investment security portfolio is largely backed by either U.S. government agencies or U.S. government sponsored entities, giving us confidence we will not realize material losses. With respect to liquidity, management believes that the Company's excess cash, borrowing capacity and access to various sources of capital and liquidity are sufficient to meet its short-term and long-term needs. We have no significant concentrations in our loan portfolio and deposit base, and we remain well within self-imposed concentration limits, limiting exposure to risk in any particular segment. Our exposure to interest rate risk, unrealized losses in investments, liquidity, loan portfolio, deposit base and uninsured deposits are discussed in more detail below.

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

Cash balances total $323.8 million as of June 30, 2023 and have increased $128.3 million from December 31, 2022. Investment securities totaled $1.3 billion as of June 30, 2023 and decreased $79.1 million, or 5.8%, compared to December 31, 2022. As of June 30, 2023, our loans outstanding totaled $7.4 billion, increasing $193.9 million, or 2.7%, compared to December 31, 2022. During 2023, our weighted average rate on new loans funded at the time of origination was 8.2%, which was higher compared to the weighted average yield from our outstanding originated loans of 5.6% during the same period. During the six months ended June 30, 2023, the Federal Reserve increased prevailing interest rates by a total of 75 basis points. Our future earnings will be impacted by the Federal Reserve’s future interest rate policy decisions.

We maintain a granular and well diversified deposit base with no exposure to venture capital or crypto deposits. Approximately 70% of our deposits were FDIC insured as of June 30, 2023 and our FHLB advances were $385.0 million, consistent with our borrowings at December 31, 2022. Average total deposits were $8.0 billion during the second quarter of 2023, consistent with the fourth quarter of 2022. The mix of transaction deposits to total deposits was 87.9% at June 30, 2023. Cost of deposits totaled 0.93% at June 30, 2023, and our total cost of funds was 1.20%.

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

The Company devotes considerable resources to protect the confidentiality, integrity, and availability of its subsidiary Banks’ systems and data, including associate and client information. Through coordinated efforts across our information technology, risk management, and third parties, we continuously enhance our suite of cyber-defense and information security capabilities. Further, the Audit & Risk Committee of our Board of Directors is updated quarterly on information security and cybersecurity trends and current efforts, and receives an annual report on the Company’s information security risk assessment efforts.

On May 22, 2023, the FDIC issued a notice of proposed rulemaking whereby it proposed an annual special assessment rate of approximately 12.5 basis points to an assessment base that would equal a depository institution’s estimated uninsured deposits reported as of December 31, 2022, to be paid in eight quarterly installments beginning in the first quarter of 2024. The first $5 billion in estimated uninsured deposits would be excluded from the assessment base at the banking organization level. Based on the current proposed rule, since the Banks’ uninsured deposits do not exceed the $5 billion threshold, neither NBH Bank nor Bank of Jackson Hole Trust will be subject to the assessment if the proposed rule is finalized in its current form.

On July 27, 2023, bank regulatory agencies announced a proposal to modify large bank capital requirements for banks with total assets of $100 billion or more. In general, the goal of changes in capital requirements would be to standardize aspects of the capital framework related to credit risk, market risk, operational risk, and financial derivative risk. Additionally, the proposal would require banks to include unrealized gains and losses from certain securities in their capital ratios and will result in higher capital requirements, principally affecting the largest and most complex banks. While the Company and its Banks will not be subject to the proposal if finalized in its current form, this proposal is indicative of external pressures that could potentially affect the Company’s capital and liquidity positions.

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

Key Metrics(1)

	As of and for the three months ended			As of and for the six months ended
	June 30,	December 31,	June 30,	June 30,	June 30,
	2023	2022	2022	2023	2022
Return on average assets	1.34%	0.70%	1.13%	1.52%	1.08%
Return on average tangible assets(2)	1.45%	0.77%	1.16%	1.63%	1.11%
Return on average tangible assets, adjusted(2)(3)	1.45%	1.55%	1.20%	1.63%	1.14%
Return on average equity	11.35%	6.13%	9.96%	12.94%	9.40%
Return on average tangible common equity(2)	17.24%	9.17%	11.64%	19.05%	10.97%
Return on average tangible common equity, adjusted(2)(3)	17.24%	18.37%	12.08%	19.05%	11.24%
Loan to deposit ratio (end of period)(10)	91.30%	91.72%	77.76%	91.30%	77.76%
Non-interest bearing deposits to total deposits (end of period)	32.37%	39.82%	39.63%	32.37%	39.63%
Net interest margin(4)	4.00%	4.32%	3.30%	4.16%	3.07%
Net interest margin FTE(2)(4)(5)	4.07%	4.39%	3.38%	4.22%	3.15%
Interest rate spread FTE(2)(5)(6)	3.29%	4.09%	3.26%	3.54%	3.02%
Yield on earning assets(7)	5.40%	4.72%	3.47%	5.29%	3.24%
Yield on earning assets FTE(2)(5)(7)	5.46%	4.79%	3.55%	5.35%	3.32%
Cost of interest bearing liabilities	2.17%	0.70%	0.29%	1.81%	0.30%
Cost of deposits	1.27%	0.33%	0.16%	0.93%	0.16%
Non-interest income to total revenue FTE(5)	13.16%	12.78%	22.62%	13.19%	25.38%
Non-interest expense to average assets	2.50%	2.84%	2.53%	2.48%	2.51%
Efficiency ratio	58.86%	61.96%	62.59%	55.95%	64.72%
Efficiency ratio excluding other intangible assets amortization FTE(2)(3)(5)	56.14%	53.76%	59.70%	53.65%	62.19%
Pre-provision net revenue	$42,626	$41,542	$27,227	$93,888	$48,860
Pre-provision net revenue FTE(2)(5)	44,068	42,996	28,563	96,745	51,509
Pre-provision net revenue FTE adjusted for acquisition-related expense(2)(3)(5)	44,068	49,807	29,569	96,745	52,769

Total Loans Asset Quality Data(8)(9)(10)
Non-performing loans to total loans	0.45%	0.23%	0.20%	0.45%	0.20%
Non-performing assets to total loans and OREO	0.50%	0.28%	0.31%	0.50%	0.31%
Allowance for credit losses to total loans	1.25%	1.24%	1.06%	1.25%	1.06%
Allowance for credit losses to non-performing loans	276.25%	542.35%	515.72%	276.25%	515.72%
Net charge-offs to average loans	0.02%	0.04%	0.03%	0.02%	0.04%

(1)	Ratios are annualized.
(2)	Ratio represents non-GAAP financial measure. See non-GAAP reconciliations below.
(3)	Ratios are adjusted for acquisition-related expenses. See non-GAAP reconciliation below.
(4)	Net interest margin represents net interest income, including accretion income on interest earning assets, as a percentage of average interest earning assets.
(5)

Presented on an FTE basis using the statutory rate of 21% for all periods presented. The taxable equivalent adjustments included above are $1,442, $1,454 and $1,336 for the three months ended June 30, 2023, December 31, 2022 and June 30, 2022, respectively. The taxable equivalent adjustments included above are $2,857 and $2,649 for the six months ended June 30, 2023 and June 30, 2022, respectively.

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

About Non-GAAP Financial Measures

Certain of the financial measures and ratios we present, including “tangible assets,” “average tangible assets,” “return on average tangible assets,” “tangible common equity,” “tangible common equity to tangible assets,” “return on average tangible common equity,” “tangible common book value,” “tangible common book value per share,” “tangible common equity to tangible assets,” “tangible common book value, excluding accumulated other comprehensive loss, net of tax,” “tangible common book value per share, excluding accumulated other comprehensive loss, net of tax,” “adjusted non-interest expense,” “non-interest expense to average assets, adjusted,” “adjusted net income,” “adjusted net income excluding core deposit intangible amortization expense, after tax,” “adjusted earnings per share - diluted,” “adjusted return on average tangible assets,” “adjusted return on average tangible common equity,” “non-interest expense adjusted for intangible assets amortization and acquisition-related expenses,” “non-interest expense adjusted for acquisition-related expenses,” “efficiency ratio adjusted for other intangible assets amortization and acquisition-related expenses,” “pre-provision net revenue,” “pre-provision net revenue adjusted for acquisition-related expenses,” “tangible common book value, excluding accumulated other comprehensive loss (income), net of tax,” “tangible common book value per share, excluding accumulated other comprehensive loss (income), net of tax,” “adjusted net income excluding other intangible assets amortization expense, after tax,” “net income adjusted for the impact of other intangible assets amortization expense and acquisition-related expenses, after tax,” “net income excluding the impact of other intangible assets amortization expense, after tax,” and “fully taxable equivalent” metrics, are supplemental measures that are not required by, or are not presented in accordance with, U.S. generally accepted accounting principles (GAAP). We refer to these financial measures and ratios as “non-GAAP financial measures.” We consider the use of select non-GAAP financial measures and ratios to be useful for financial and operational decision making and useful in evaluating period-to-period comparisons. We believe that these non-GAAP financial measures provide meaningful supplemental information regarding our performance by excluding certain expenditures or assets that we believe are not indicative of our primary business operating results or by presenting certain metrics on an FTE basis. We believe that management and investors benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting, analyzing and comparing past, present and future periods.

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

A reconciliation of our GAAP financial measures to the comparable non-GAAP financial measures is as follows:

Tangible Common Book Value Ratios

	June 30,	December 31,	June 30,
	2023	2022	2022
Total shareholders' equity	$1,147,334	$1,092,202	$815,551
Less: goodwill and other intangible assets, net	(368,732)	(327,191)	(120,800)
Add: deferred tax liability related to goodwill	11,544	10,984	10,527
Tangible common equity (non-GAAP)	$790,146	$775,995	$705,278

Total assets	$9,871,957	$9,573,243	$7,167,999
Less: goodwill and other intangible assets, net	(368,732)	(327,191)	(120,800)
Add: deferred tax liability related to goodwill	11,544	10,984	10,527
Tangible assets (non-GAAP)	$9,514,769	$9,257,036	$7,057,726

Tangible common equity to tangible assets calculations:
Total shareholders' equity to total assets	11.62%	11.41%	11.38%
Less: impact of goodwill and other intangible assets, net	(3.32)%	(3.03)%	(1.39)%
Tangible common equity to tangible assets (non-GAAP)	8.30%	8.38%	9.99%

Tangible common book value per share calculations:
Tangible common equity (non-GAAP)	$790,146	$775,995	$705,278
Divided by: ending shares outstanding	37,719,026	37,608,519	30,075,175
Tangible common book value per share (non-GAAP)	$20.95	$20.63	$23.45

Tangible common book value per share, excluding accumulated other comprehensive loss calculations:
Tangible common equity (non-GAAP)	$790,146	$775,995	$705,278
Accumulated other comprehensive loss, net of tax	88,614	88,204	58,001
Tangible common book value, excluding accumulated other comprehensive loss, net of tax (non-GAAP)	878,760	864,199	763,279
Divided by: ending shares outstanding	37,719,026	37,608,519	30,075,175
Tangible common book value per share, excluding accumulated other comprehensive loss, net of tax (non-GAAP)	$23.30	$22.98	$25.38

Return on Average Tangible Assets and Return on Average Tangible Equity

	As of and for the three months ended			As of and for the six months ended
	June 30,	December 31,	June 30,	June 30,	June 30,
	2023	2022	2022	2023	2022
Net income	$32,557	$16,721	$20,362	$72,840	$38,714
Add: impact of other intangible assets amortization expense, after tax	1,546	1,049	227	2,596	455
Net income excluding the impact of other intangible assets amortization expense, after tax (non-GAAP)	$34,103	$17,770	$20,589	$75,436	$39,169

Net income excluding the impact of other intangible assets amortization expense, after tax	$34,103	$17,770	$20,589	$75,436	$39,169
Add: acquisition-related adjustments, after tax (non-GAAP)(1)	—	17,825	773	—	968
Net income adjusted for the impact of other intangible assets amortization expense and acquisition-related expenses, after tax (non-GAAP)(1)	$34,103	$35,595	$21,362	$75,436	$40,137

Average assets	$9,765,163	$9,443,630	$7,231,319	$9,692,712	$7,203,016
Less: average goodwill and other intangible assets, net of deferred tax liability related to goodwill	(357,446)	(314,017)	(110,446)	(336,420)	(110,594)
Average tangible assets (non-GAAP)	$9,407,717	$9,129,613	$7,120,873	$9,356,292	$7,092,422

Average shareholders' equity	$1,150,774	$1,082,840	$819,614	$1,135,033	$830,716
Less: average goodwill and other intangible assets, net of deferred tax liability related to goodwill	(357,446)	(314,017)	(110,446)	(336,420)	(110,594)
Average tangible common equity (non-GAAP)	$793,328	$768,823	$709,168	$798,613	$720,122

Return on average assets	1.34%	0.70%	1.13%	1.52%	1.08%
Return on average tangible assets (non-GAAP)	1.45%	0.77%	1.16%	1.63%	1.11%
Adjusted return on average tangible assets (non-GAAP)	1.45%	1.55%	1.20%	1.63%	1.14%
Return on average equity	11.35%	6.13%	9.96%	12.94%	9.40%
Return on average tangible common equity (non-GAAP)	17.24%	9.17%	11.64%	19.05%	10.97%
Adjusted return on average tangible common equity (non-GAAP)	17.24%	18.37%	12.08%	19.05%	11.24%

(1) Acquisition-related adjustments:
Provision expense adjustments:
CECL day 1 provision expense (non-GAAP)	$—	$16,348	$—	$—	$—
Non-interest expense adjustments:
Acquisition-related expenses (non-GAAP)	—	6,811	1,006	—	1,260
Tax expense impact	—	(5,334)	(233)	—	(292)
Acquisition-related adjustments, after tax (non-GAAP)	$—	$17,825	$773	$—	$968

Fully Taxable Equivalent Yield on Earning Assets and Net Interest Margin

	As of and for the three months ended			As of and for the six months ended
	June 30,	December 31,	June 30,	June 30,	June 30,
	2023	2022	2022	2023	2022
Interest income	$121,069	$103,958	$58,836	$234,602	$108,361
Add: impact of taxable equivalent adjustment	1,442	1,454	1,336	2,857	2,649
Interest income FTE (non-GAAP)	$122,511	$105,412	$60,172	$237,459	$111,010

Net interest income	$89,784	$95,066	$56,017	$184,673	$102,678
Add: impact of taxable equivalent adjustment	1,442	1,454	1,336	2,857	2,649
Net interest income FTE (non-GAAP)	$91,226	$96,520	$57,353	$187,530	$105,327

Average earning assets	$8,998,987	$8,729,482	$6,802,300	$8,951,130	$6,752,676
Yield on earning assets	5.40%	4.72%	3.47%	5.29%	3.24%
Yield on earning assets FTE (non-GAAP)	5.46%	4.79%	3.55%	5.35%	3.32%
Net interest margin	4.00%	4.32%	3.30%	4.16%	3.07%
Net interest margin FTE (non-GAAP)	4.07%	4.39%	3.38%	4.22%	3.15%

Efficiency Ratio and Pre-Provision Net Revenue

	As of and for the three months ended			As of and for the six months ended
	June 30,	December 31,	June 30,	June 30,	June 30,
	2023	2022	2022	2023	2022
Net interest income	$89,784	$95,066	$56,017	$184,673	$102,678
Add: impact of taxable equivalent adjustment	1,442	1,454	1,336	2,857	2,649
Net interest income FTE (non-GAAP)	$91,226	$96,520	$57,353	$187,530	$105,327

Non-interest income	$13,823	$14,138	$16,762	$28,488	$35,816

Non-interest expense	$60,981	$67,662	$45,552	$119,273	$89,634
Less: other intangible assets amortization	(2,007)	(1,363)	(296)	(3,370)	(592)
Less: acquisition-related expenses (non-GAAP)	—	(6,811)	(1,006)	—	(1,260)
Non-interest expense adjusted for other intangible assets amortization and acquisition-related expenses (non-GAAP)	$58,974	$59,488	$44,250	$115,903	$87,782

Non-interest expense	$60,981	$67,662	$45,552	$119,273	$89,634
Less: acquisition-related expenses (non-GAAP)	—	(6,811)	(1,006)	—	(1,260)
Non-interest expense adjusted for acquisition-related expenses (non-GAAP)	$60,981	$60,851	$44,546	$119,273	$88,374

Efficiency ratio	58.86%	61.96%	62.59%	55.95%	64.72%
Efficiency ratio excluding other intangible assets amortization and acquisition-related expenses FTE (non-GAAP)	56.14%	53.76%	59.70%	53.65%	62.19%

Pre-provision net revenue (non-GAAP)	$42,626	$41,542	$27,227	$93,888	$48,860
Pre-provision net revenue, FTE (non-GAAP)	44,068	42,996	28,563	96,745	51,509
Pre-provision net revenue FTE, adjusted for acquisition-related expenses (non-GAAP)	44,068	49,807	29,569	96,745	52,769

Adjusted Net Income and Earnings Per Share

	As of and for the three months ended			As of and for the six months ended
	June 30,	December 31,	June 30,	June 30,	June 30,
	2023	2022	2022	2023	2022
Adjustments to net income:
Net income	$32,557	$16,721	$20,362	$72,840	$38,714
Add: Acquisition-related adjustments, after tax (non-GAAP)	—	17,825	773	—	968
Adjusted net income (non-GAAP)	$32,557	$34,546	$21,135	$72,840	$39,682

Adjustments to earnings per share:
Earnings per share - diluted	$0.85	$0.44	$0.67	$1.91	$1.27
Add: Acquisition-related adjustments, after tax (non-GAAP)	—	0.47	0.02	—	0.03
Adjusted earnings per share - diluted (non-GAAP)	$0.85	$0.91	$0.69	$1.91	$1.30

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

Financial Condition

Total assets were $9.9 billion at June 30, 2023, compared to $9.6 billion at December 31, 2022, an increase of $298.7 million, or 3.1%. Cash and cash equivalents increased $128.3 million, or 65.6%, from December 31, 2022, and investment securities decreased $79.1 million, or 5.8%. Total loans increased $193.9 million, or 5.4% annualized, and the allowance for credit losses increased $3.0 million to $92.6 million at June 30, 2023. At June 30, 2023, lower cost demand, savings, and money market deposits ("transaction deposits") totaled $7.1 billion, compared to $7.0 billion at December 31, 2022. Total deposits increased $0.2 billion to $8.1 billion at June 30, 2023, compared to December 31, 2022. FHLB advances totaled $385.0 million for both June 30, 2023 and December 31, 2022.

Investment securities

Available-for-sale

Total investment securities available-for-sale decreased 6.6% during the six months ended June 30, 2023 to $0.7 billion. Purchases of available-for-sale securities during the six months ended June 30, 2023 and 2022 totaled zero and $260.2 million, respectively. Paydowns and maturities totaled $47.6 million and $79.1 million during the six months ended June 30, 2023 and 2022, respectively.

Our available-for-sale investment securities portfolio is summarized in the following table as of the dates indicated. The weighted average yield was calculated based on amortized cost. Yields on tax exempt securities have not been adjusted for tax exempt status.

	June 30, 2023				December 31, 2022
				Weighted				Weighted
	Amortized	Fair	Percent of	average	Amortized	Fair	Percent of	average
	cost	value	portfolio	yield	cost	value	portfolio	yield
Treasury securities	$74,265	$71,575	10.9%	2.54%	$74,031	$71,388	10.1%	2.54%
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	248,129	211,205	32.0%	1.72%	263,939	226,131	32.0%	1.72%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	446,901	373,780	56.7%	1.69%	478,866	405,926	57.5%	1.69%
Municipal securities	155	153	0.0%	3.17%	155	153	0.0%	3.17%
Corporate debt	2,000	1,841	0.3%	5.87%	2,000	1,920	0.3%	5.87%
Other securities	793	793	0.1%	0.00%	771	771	0.1%	0.00%
Total investment securities available-for-sale	$772,243	$659,347	100.0%	1.80%	$819,762	$706,289	100.0%	1.79%

As of June 30, 2023 and December 31, 2022, nearly all the available-for-sale investment portfolio was backed by mortgages. The residential mortgage pass-through securities portfolio is comprised of both fixed rate and adjustable rate FHLMC, FNMA and GNMA securities. The other mortgage-backed securities are comprised of securities backed by FHLMC, FNMA and GNMA securities.

Mortgage-backed securities may have actual maturities that differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average life of the available-for-sale mortgage-backed securities portfolio was 5.6 years and 5.4 years at June 30, 2023 and December 31, 2022, respectively. This estimate is based on assumptions and actual results may differ. At June 30, 2023 and December 31, 2022, the duration of the total available-for-sale investment portfolio was 4.6 years and 4.4 years, respectively.

At June 30, 2023 and December 31, 2022, adjustable rate securities comprised 12.3% and 11.5%, respectively, of the available-for-sale MBS portfolio. The remainder of the portfolio was comprised of fixed rate amortizing securities with 10 to 30 year contractual maturities, with a weighted average coupon of 1.74% per annum and 1.75% per annum at June 30, 2023 and December 31, 2022, respectively.

The available-for-sale investment portfolio included $112.9 million of unrealized losses and $3 thousand of unrealized gains at June 30, 2023. At December 31, 2022, the available-for-sale investment portfolio included $113.5 million of unrealized losses. We believe any unrealized losses are a result of prevailing interest rates, and as such, we do not believe that any of the securities with unrealized losses were impaired. Management believes that default of the available-for-sale securities is highly unlikely. FHLMC, FNMA and GNMA guaranteed mortgage-backed securities and U.S. Treasury securities have a long history of zero credit losses, an explicit guarantee by the U.S. government (although limited for FNMA and FHLMC securities) and yields that generally trade based on market views of prepayment and liquidity risk rather than credit risk.

Our investment security portfolio consists of high-quality securities, which are largely backed by either U.S. government agencies or U.S. government sponsored entities. We regularly model liquidity stress scenarios to assess potential liquidity issues. The results of our stress testing on our debt security portfolio at June 30, 2023, illustrated that we would continue to meet all capital adequacy requirements, even in an up to 200 basis point rate shock scenario.

 Held-to-maturity

Held-to-maturity investment securities decreased 4.9% during the six months ended June 30, 2023 to $0.6 billion. Purchases during the six months ended June 30, 2023 and 2022 totaled $2.5 million and $44.3 million, respectively. Paydowns and maturities totaled $34.9 million and $69.7 million during the six months ended June 30, 2023 and 2022, respectively.

Held-to-maturity investment securities are summarized as follows as of the dates indicated:

	June 30, 2023				December 31, 2022
				Weighted				Weighted
	Amortized	Fair	Percent of	average	Amortized	Fair	Percent of	average
	cost	value	portfolio	yield	cost	value	portfolio	yield
Treasury securities	$49,189	$47,444	7.9%	3.14%	$49,045	$47,629	7.5%	3.14%
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	320,623	280,617	51.8%	2.28%	339,815	298,816	52.2%	2.29%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	249,588	199,529	40.3%	1.60%	262,667	213,479	40.3%	1.60%
Total investment securities held-to-maturity	$619,400	$527,590	100.0%	2.08%	$651,527	$559,924	100.0%	2.07%

The residential mortgage pass-through and other residential MBS held-to-maturity investment portfolios are comprised of fixed rate FHLMC, FNMA and GNMA securities.

The fair value of the held-to-maturity investment portfolio included $91.8 million of unrealized losses and $29 thousand of unrealized gains at June 30, 2023. At December 31, 2022, the held-to-maturity investment portfolio included $91.8 million of unrealized losses and $0.2 million of unrealized gains.

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

Mortgage-backed securities may have actual maturities that differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average expected life of the held-to-maturity mortgage-backed securities portfolio as of June 30, 2023 and December 31, 2022 was 6.2 years and 6.0 years, respectively. This estimate is based on assumptions and actual results may differ. The duration of the total held-to-maturity investment portfolio was 4.9 years and 4.8 years as of June 30, 2023 and December 31, 2022, respectively.

Non-marketable securities

The carrying balance of non-marketable securities are summarized as follows as of the dates indicated:

	June 30, 2023	December 31, 2022
Federal Reserve Bank stock	$24,062	$18,096
Federal Home Loan Bank stock	17,372	20,294
Equity method investments	22,415	21,659
Convertible preferred stock	25,000	29,000
Total	$88,849	$89,049

Non-marketable securities included FRB stock, FHLB stock and other non-marketable securities. During the six months ended June 30, 2023 and 2022, purchases of non-marketable securities totaled $77.1 million and $9.4 million, respectively. Proceeds from non-marketable securities totaled $73.4 million and $0.1 million during the six months ended June 30, 2023 and 2022, respectively.

FRB and FHLB stock

At June 30, 2023 and December 31, 2022, the Company held FRB stock and FHLB stock for regulatory or debt facility purposes. The changes in the Company’s FHLB stock holdings are directly correlated to FHLB line of credit advances and paydowns. These are restricted securities which, lacking a market, are carried at cost. There have been no identified events or changes in circumstances that may have an adverse effect on the FRB and FHLB stock carried at cost.

Other non-marketable securities

Other non-marketable securities consist of equity method investments and convertible preferred stock without a readily determinable fair value. During the three and six months ended June 30, 2023, the Company recorded $4.0 million in impairments on convertible preferred stock in venture capital investments, included in other non-interest income in the Company’s consolidated statements of operations. No impairments were recorded during 2022. During the three and six months ended June 30, 2023, the Company recorded net unrealized losses on equity method investments totaling $0.1 million and $0.4 million, respectively. During the three and six months ended June 30, 2022, the Company recorded net unrealized losses on equity method investments totaling $0.1 million and $0.1 million, respectively. These losses were recorded in other non-interest income in the Company’s consolidated statements of operations. The Company continues to invest with fintech solution providers to support our digital ecosystem buildout, support our core bank products and offerings, and to leverage efficiencies and technological solutions in our shared services areas.

Loans overview

At June 30, 2023, our loan portfolio was comprised of new loans that we have originated and loans that were acquired in connection with our acquisitions.

The table below shows the loan portfolio composition at the respective dates:

			June 30, 2023 vs.
			December 31, 2022
	June 30, 2023	December 31, 2022	% Change
Originated:
Commercial:
Commercial and industrial	$1,788,714	$1,841,313	(2.9)%
Municipal and non-profit	1,022,414	959,305	6.6%
Owner-occupied commercial real estate	710,508	656,361	8.2%
Food and agribusiness	263,086	284,714	(7.6)%
Total commercial	3,784,722	3,741,693	1.1%
Commercial real estate non-owner occupied	1,043,999	841,657	24.0%
Residential real estate	877,907	827,030	6.2%
Consumer	16,979	16,986	(0.0)%
Total originated	5,723,607	5,427,366	5.5%

Acquired:
Commercial:
Commercial and industrial	163,139	183,522	(11.1)%
Municipal and non-profit	310	321	(3.4)%
Owner-occupied commercial real estate	245,605	256,979	(4.4)%
Food and agribusiness	62,918	69,265	(9.2)%
Total commercial	471,972	510,087	(7.5)%
Commercial real estate non-owner occupied	847,946	854,393	(0.8)%
Residential real estate	367,998	424,251	(13.3)%
Consumer	2,834	4,372	(35.2)%
Total acquired	1,690,750	1,793,103	(5.7)%
Total loans	$7,414,357	$7,220,469	2.7%

The Company maintains a granular and well-diversified loan portfolio with self-imposed concentration limits. The loan portfolio increased $193.9 million, or 5.4% annualized, from December 31, 2022 to June 30, 2023. Loan fundings during the six months ended June 30, 2023 totaled a $756.2 million, led by commercial loan fundings of $376.6 million.

Our commercial and industrial loan portfolio is highly diversified across industry sectors and geography. At June 30, 2023, there were no industry sectors representing more than 10.0% of our total loan portfolio. Key segments included government/non-profit loans of $741.2 million, or 10.0% of total loans, and health care/hospital loans of $302.5 million, or 4.1% of total loans.

Non-owner occupied CRE loans were 186.1% of the Company’s risk based capital, or 25.5% of total loans, and no specific property type comprised more than 10.0% of total loans. The Company maintains little exposure to non-owner occupied CRE retail properties, comprising 2.0% of total loans. Multi-family loans totaled $303.6 million, or 4.1% of total loans, and office loans totaled $98.1 million, or 1.3% of total loans as of June 30, 2023.

The agriculture industry continues to be impacted by elevated and volatile commodity prices and intermittent disruptions in supply chains. Our food and agribusiness portfolio is only 4.4% of total loans and is well-diversified across food production, crop and livestock types. Crop and livestock loans represent 1.1% of total loans. We have maintained relationships with food and agribusiness clients that generally possess low leverage and, correspondingly, low bank debt to assets, minimizing any potential credit losses in the future.

New loan origination is a direct result of our ability to recruit and retain top banking talent, connect with clients in our markets and provide needed services at competitive rates. Loan fundings totaled $1.9 billion over the past 12 months, led by commercial loan fundings of $1.0 billion. Fundings are defined as closed-end funded loans and revolving lines of credit advances, net of any current period paydowns. Management utilizes this more conservative definition of fundings to better approximate the impact of fundings on loans outstanding and ultimately net interest income.

The following table represents new loan fundings for the periods presented:

	Second quarter	First quarter	Fourth quarter	Third quarter	Second quarter
	2023	2023	2022	2022	2022
Commercial:
Commercial and industrial	$111,717	$107,013	$177,693	$201,106	$152,550
Municipal and non-profit	39,331	22,526	20,393	20,845	81,428
Owner occupied commercial real estate	62,649	33,912	40,912	65,125	78,905
Food and agribusiness	6,017	(6,564)	28,518	76,293	(4,186)
Total commercial	219,714	156,887	267,516	363,369	308,697
Commercial real estate non-owner occupied	99,984	185,875	133,271	166,739	88,612
Residential real estate	40,814	49,406	95,067	99,951	93,220
Consumer	1,777	1,717	1,396	1,505	1,989
Total	$362,289	$393,885	$497,250	$631,564	$492,518

Included in fundings are net fundings (paydowns) under revolving lines of credit totaling $13,766, ($7,096), $96,903, $124,834 and $21,762 for the dates noted in the table above, respectively.

The tables below show the contractual maturities of our total loans for the dates indicated:

	June 30, 2023
	Due within	Due after 1 but	Due after 5 but	Due after
	1 year	within 5 years	within 15 years	15 Years	Total
Commercial:
Commercial and industrial	$216,146	$1,403,794	$321,741	$10,172	$1,951,853
Municipal and non-profit	27,165	133,315	523,415	338,829	1,022,724
Owner occupied commercial real estate	66,377	272,889	496,601	120,246	956,113
Food and agribusiness	78,083	169,536	61,038	17,347	326,004
Total commercial	387,771	1,979,534	1,402,795	486,594	4,256,694
Commercial real estate non-owner occupied	325,057	963,748	587,486	15,654	1,891,945
Residential real estate	50,872	167,678	340,735	686,620	1,245,905
Consumer	6,049	11,383	2,376	5	19,813
Total loans	$769,749	$3,122,343	$2,333,392	$1,188,873	$7,414,357

	December 31, 2022
	Due within	Due after 1 but	Due after 5 but	Due after
	1 year	within 5 years	within 15 years	15 Years	Total
Commercial:
Commercial and industrial	$234,028	$1,421,752	$353,909	$15,146	$2,024,835
Municipal and non-profit	1,184	134,012	513,872	310,558	959,626
Owner occupied commercial real estate	61,598	261,305	478,104	112,333	913,340
Food and agribusiness	83,254	203,910	46,624	20,191	353,979
Total commercial	380,064	2,020,979	1,392,509	458,228	4,251,780
Commercial real estate non-owner occupied	234,962	863,842	579,843	17,403	1,696,050
Residential real estate	72,035	169,024	372,638	637,584	1,251,281
Consumer	6,142	12,494	2,721	1	21,358
Total loans	$693,203	$3,066,339	$2,347,711	$1,113,216	$7,220,469

The stated interest rate (which excludes the effects of non-refundable loan origination and commitment fees, net of costs and the accretion of fair value marks) of total loans with maturities over one year is as follows at the dates indicated:

	June 30, 2023
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate
Commercial
Commercial and industrial	$681,405	5.00%	$1,054,302	7.96%	$1,735,707	6.80%
Municipal and non-profit(1)	1,002,367	3.59%	22,173	5.32%	1,024,540	3.73%
Owner occupied commercial real estate	406,582	4.64%	483,154	6.41%	889,736	5.65%
Food and agribusiness	41,521	5.48%	206,400	7.86%	247,921	7.46%
Total commercial	2,131,875	4.30%	1,766,029	7.49%	3,897,904	5.79%
Commercial real estate non-owner occupied	543,182	4.35%	1,023,706	6.56%	1,566,888	5.79%
Residential real estate	516,465	3.97%	678,567	5.04%	1,195,032	4.57%
Consumer	10,269	5.41%	3,495	8.07%	13,764	6.08%
Total loans with > 1 year maturity	$3,201,791	4.26%	$3,471,797	6.74%	$6,673,588	5.57%

	December 31, 2022
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate
Commercial
Commercial and industrial	$726,568	4.62%	$1,064,239	7.00%	$1,790,807	6.04%
Municipal and non-profit(1)	965,635	3.50%	22,483	4.77%	988,118	3.63%
Owner occupied commercial real estate	417,675	4.51%	434,066	6.00%	851,741	5.33%
Food and agribusiness	49,961	5.26%	220,764	7.19%	270,725	6.83%
Total commercial	2,159,839	4.14%	1,741,552	6.75%	3,901,391	5.35%
Commercial real estate non-owner occupied	569,788	4.28%	891,299	5.88%	1,461,087	5.25%
Residential real estate	500,170	3.75%	679,075	4.88%	1,179,245	4.40%
Consumer	11,480	4.98%	3,736	7.21%	15,216	5.52%
Total loans with > 1 year maturity	$3,241,277	4.11%	$3,315,662	6.13%	$6,556,939	5.15%

(1)

Included in municipal and non-profit fixed rate loans are loans totaling $348,063 and $340,081 that have been swapped to variable rates at current market pricing at June 30, 2023 and December 31, 2022, respectively. Included in the municipal and non-profit segment are tax exempt loans totaling $794,365 and $772,908 with an FTE weighted average rate of 4.22% and 4.08% at June 30, 2023 and December 31, 2022, respectively.

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

Non-performing assets and past due loans

Non-performing assets consist of non-accrual loans and OREO. Interest income that would have been recorded had non-accrual loans performed in accordance with their original contract terms during the three and six months ended June 30, 2023 was $0.7 million and $0.8 million, respectively, and $0.1 million and $0.3 million during the three and six months ended June 30, 2022, respectively.

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

The following table sets forth the non-performing assets and past due loans as of the dates presented:

	June 30, 2023	December 31, 2022
Non-accrual loans:
Non-accrual loans, excluding modified loans	$33,514	$14,034
Modified loans on non-accrual(1)	—	2,478
Non-performing loans	33,514	16,512
OREO	3,458	3,731
Total non-performing assets	$36,972	$20,243

Loans 30-89 days past due and still accruing interest	$7,261	$2,986
Loans 90 days or more past due and still accruing interest	246	95
Non-accrual loans	33,514	16,512
Total past due and non-accrual loans	$41,021	$19,593
Accruing modified loans(1)	$18,906	$4,654
Allowance for credit losses	92,581	89,553
Non-performing loans to total loans	0.45%	0.23%
Total 90 days past due and still accruing interest and non-accrual loans to total loans	0.46%	0.23%
Total non-performing assets to total loans and OREO	0.50%	0.28%
ACL to non-performing loans	276.25%	542.35%

(1)

Reflects troubled debt loan modifications as defined under ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures adopted in the first quarter of 2023. The prior period includes troubled debt restructured loans consistent with historical disclosures.

During the six months ended June 30, 2023, total non-performing loans increased $17.0 million from December 31, 2022 to $33.5 million as a result of one asset-based loan that was placed on non-accrual during the period. Total non-performing assets to total loans and OREO increased 22 basis points to 0.50% at June 30, 2023.

Loans 30-89 days past due and still accruing interest were 0.10% and 0.04% of total loans at June 30, 2023 and December 31, 2022, respectively. Loans 90 days or more past due and still accruing interest were zero percent of total loans for both June 30, 2023 and December 31, 2022.

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

Net charge-offs on loans during the three and six months ended June 30, 2023 totaled $0.3 million and $0.6 million, respectively, and the ratio of annualized net charge-offs to average total loans totaled 0.02% and 0.02%, respectively. During the three and six months ended June 30, 2023, the Company recorded an increase in the allowance for credit losses of $2.2 million and $3.0 million, respectively, driven by loan growth and an increase in required reserves. Specific reserves on loans totaled $6.0 million at June 30, 2023.

Net charge-offs on loans during the three and six months ended June 30, 2022 totaled $0.3 million and $0.9 million, respectively, and the ratio of annualized net charge-offs to average total loans totaled 0.03% and 0.04%, respectively. During the three and six months ended June 30, 2022, the Company recorded an increase in the allowance for credit losses of $2.1 million and $1.2 million, respectively, driven by loan growth. Specific reserves on loans totaled $0.5 million at June 30, 2022.

The Company has elected to exclude AIR from the ACL calculation. As of June 30, 2023 and December 31, 2022, AIR from loans totaled $33.4 million and $31.8 million, respectively. When a loan is placed on non-accrual, any recorded AIR is reversed against interest income.

Total ACL

After considering the above mentioned factors, we believe that the ACL of $92.6 million is adequate to cover estimated lifetime losses inherent in the loan portfolio at June 30, 2023. However, it is likely that future adjustments to the ACL will be necessary. Any changes to the underlying assumptions, circumstances or estimates, including but not limited to changes in the underlying macro-economic forecast, used in determining the ACL, could negatively or positively affect the Company's results of operations, liquidity or financial condition.

The following schedules present, by class stratification, the changes in the ACL during the periods listed:

	As of and for the three months ended
	June 30, 2023		June 30, 2022
	Total loans	% NCOs(1)	Total loans	% NCOs(1)
Beginning allowance for credit losses	$90,343		$48,810
Charge-offs:
Commercial	(4)	0.00%	(291)	0.02%
Commercial real estate non owner-occupied	—	0.00%	—	0.00%
Residential real estate	(46)	0.00%	—	0.00%
Consumer	(304)	0.02%	(160)	0.01%
Total charge-offs	(354)		(451)
Recoveries	42		115
Net charge-offs	(312)	0.02%	(336)	0.03%
Provision expense for credit losses	2,550		2,386
Ending allowance for credit losses	$92,581		$50,860
Average total loans outstanding during the period	$7,338,585		$4,711,416

	As of and for the six months ended
	June 30, 2023		June 30, 2022
	Total loans	% NCOs(1)	Total loans	% NCOs(1)
Beginning balance	$89,553		$49,694
Charge-offs:
Commercial	(3)	0.00%	(754)	0.03%
Commercial real estate non-owner occupied	—	0.00%	—	0.00%
Residential real estate	(46)	0.00%	(2)	0.00%
Consumer	(630)	0.02%	(329)	0.01%
Total charge-offs	(679)		(1,085)
Recoveries	107		190
Net charge-offs	(572)	0.02%	(895)	0.04%
Provision expense for credit losses	3,600		2,061
Ending allowance for credit losses	$92,581		$50,860
Ratio of ACL to total loans outstanding at period end	1.25%		1.06%
Ratio of ACL to total non-performing loans at period end	276.25%		515.72%
Total loans	$7,414,357		$4,817,070
Average total loans outstanding during the period	7,298,335		4,616,339
Non-performing loans	33,514		9,862

(1)	Ratio of annualized net charge-offs to average total loans.

The following tables present the allocation of the ACL and the percentage of the total amount of loans in each loan category listed as of the dates presented:

	June 30, 2023
				ACL as a %
	Total loans	% of total loans	Related ACL	of total ACL
Commercial	$4,256,694	57.4%	$42,058	45.4%
Commercial real estate non-owner occupied	1,891,945	25.5%	30,768	33.2%
Residential real estate	1,245,905	16.8%	19,331	20.9%
Consumer	19,813	0.3%	424	0.5%
Total	$7,414,357	100.0%	$92,581	100.0%

	December 31, 2022
				ACL as a %
	Total loans	% of total loans	Related ACL	of total ACL
Commercial	$4,251,780	58.9%	$37,608	42.0%
Commercial real estate non-owner occupied	1,696,050	23.5%	32,050	35.8%
Residential real estate	1,251,281	17.3%	19,306	21.5%
Consumer	21,358	0.3%	589	0.7%
Total	$7,220,469	100.0%	$89,553	100.0%

Deposits

Deposits from banking clients serve as a primary funding source for our banking operations, and our ability to gather and manage deposit levels is critical to our success. Deposits not only provide a lower-cost funding source for our loans, but also provide a foundation for the client relationships that are critical to future loan growth. We maintain a granular and well diversified deposit base with no exposure to venture capital or crypto deposits. The following table presents information regarding our deposit composition at June 30, 2023 and December 31, 2022:

					Increase (decrease)
	June 30, 2023		December 31, 2022		Amount	% Change
Non-interest bearing demand deposits	$2,628,942	32.4%	$3,134,716	39.9%	$(505,774)	(16.1)%
Interest bearing demand deposits	1,324,292	16.3%	913,852	11.6%	410,440	44.9%
Savings accounts	728,017	9.0%	885,488	11.2%	(157,471)	(17.8)%
Money market accounts	2,455,338	30.2%	2,065,170	26.2%	390,168	18.9%
Total transaction deposits	7,136,589	87.9%	6,999,226	88.9%	137,363	2.0%
Time deposits < $250,000	715,714	8.8%	670,197	8.5%	45,517	6.8%
Time deposits > $250,000	268,555	3.3%	203,203	2.6%	65,352	32.2%
Total time deposits	984,269	12.1%	873,400	11.1%	110,869	12.7%
Total deposits	$8,120,858	100.0%	$7,872,626	100.0%	$248,232	3.2%

The following table shows uninsured time deposits by scheduled maturity as of June 30, 2023:

June 30, 2023
Three months or less	$6,549
Over 3 months through 6 months	58,860
Over 6 months through 12 months	62,985
Thereafter	84,844
Total uninsured time deposits	$213,238

At June 30, 2023 and December 31, 2022, time deposits that were scheduled to mature within 12 months totaled $618.3 million and $469.8 million, respectively. Of the time deposits scheduled to mature within 12 months at June 30, 2023, $176.8 million were in denominations of $250,000 or more, and $441.5 million were in denominations less than $250,000. Approximately 70% of our total deposits were FDIC insured at June 30, 2023 and December 31, 2022. Additionally, the Company participates in the IntraFi Cash

Service program, which allows depositors to receive reciprocal FDIC insurance coverage. The Company had $780.7 million and $268.8 million of deposits in the program as of June 30, 2023 and December 31, 2022, respectively.

Long-term debt

The Company holds a subordinated note purchase agreement to issue and sell a fixed-to-floating rate note totaling $40.0 million. The balance on the note at June 30, 2023, net of long-term debt issuance costs totaling $0.4 million, totaled $39.6 million. Interest expense totaling $0.3 million and $0.6 million was recorded in the consolidated statements of operations during the three and six months ended June 30, 2023, respectively. During the three and six months ended June 30, 2022, interest expense totaling $0.3 million and $0.6 million, respectively.

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

As part of the acquisition of BOJH on October 1, 2022, the Company assumed three subordinated note purchase agreements to issue and sell fixed-to-floating rates totaling $15.0 million. The balance on the notes at June 30, 2023, net of a fair value adjustment related to the acquisition totaling $0.6 million, totaled $14.4 million. Interest expense related to the notes totaling $0.1 million and $0.3 million was recorded in the consolidated statements of operations during the three and six months ended June 30, 2023, respectively.

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

Other borrowings

As of June 30, 2023 and December 31, 2022, the Company sold securities under agreements to repurchase totaling $21.4 million and $20.2 million, respectively. In addition, as a member of the FHLB, the Company has access to a line of credit and term financing from the FHLB with total available credit of $1.6 billion at June 30, 2023. The Company may utilize the FHLB line of credit as a funding mechanism for originated loans and loans held for sale. At both June 30, 2023 and December 31, 2022, the Company had $385.0 million of outstanding borrowings with the FHLB. The Company may pledge investment securities and loans as collateral for FHLB advances. There were no investment securities pledged at June 30, 2023 or December 31, 2022. Loans pledged were $2.5 billion and $2.0 billion at June 30, 2023 and December 31, 2022, respectively. The Company incurred $5.6 million and $12.7 million of interest expense related to FHLB advances or other short-term borrowings for the three and six months ended June 30, 2023, respectively. The Company incurred no interest expense related to FHLB advances or other short-term borrowings for the three and six months ended June 30, 2022.

Results of Operations

Our net income depends largely on net interest income, which is the difference between interest income from interest earning assets and interest expense on interest bearing liabilities. Our results of operations are also affected by provisions for credit losses and non-interest income, such as service charges, bank card income, swap fee income, and gain on sale of mortgages. Our primary operating expenses, aside from interest expense, consist of salaries and benefits, occupancy costs, telecommunications data processing expense, FDIC deposit insurance and intangible assets amortization. Any expenses related to the resolution of problem assets are also included in non-interest expense.

Overview of results of operations

Net income totaled $32.6 million and $72.8 million, or $0.85 and $1.91 per diluted share, during the three and six months ended June 30, 2023, respectively. Net income increased $12.2 million and $34.1 million, or 59.9% and 88.1%, during the three and six months ended June 30, 2023, compared to the same period in the prior year. During the three and six months ended June 30, 2022, net income totaled $20.4 million and $38.7 million, or $0.67 and $1.27 per diluted share, respectively. The increases over the same periods in the prior year were driven by organic balance sheet growth, strategic acquisition growth and increases in the Federal Reserve’s interest rates. The return on average tangible assets was 1.45% and 1.63% during the three and six months ended June 30, 2023, respectively, and 1.16% and 1.11% during the three and six months ended June 30, 2022. The return on average tangible common equity was 17.24% and 19.05% during the three and six months ended June 30, 2023, respectively, and 11.64% and 10.97% during the three and six months ended June 30, 2022.

The three months ended June 30, 2022 included $0.8 million of non-recurring acquisition-related expenses, after tax, related to our 2022 acquisitions. Adjusting for these expenses in the prior period, net income for the second quarter of 2023 increased $11.4 million, or 54.0%, and fully taxable equivalent pre-provision net revenue increased $14.5 million, or 49.0%. The adjusted return on average tangible assets was 1.20%, and the adjusted return on average tangible common equity was 12.08% for the three months ended June 30, 2022.

The six months ended June 30, 2022 included $1.0 million of non-recurring acquisition-related expenses, after tax, related to our 2022 acquisitions. Adjusting for these expenses in the prior period, net income for the first six months of 2023 increased $33.2 million or 83.6%, and fully taxable equivalent pre-provision net revenue increased $44.0 million, or 83.3%. The adjusted return on average tangible assets was 1.14%, and the adjusted return on average tangible common equity was 11.24% for the six months ended June 30, 2022.

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

The table below presents the components of net interest income on a FTE basis for the three months ended June 30, 2023 and 2022. The effects of trade-date accounting of investment securities for which the cash had not settled are not considered interest earning assets and are excluded from this presentation for time frames prior to their cash settlement, as are the market value adjustments on the investment securities available-for-sale and loans.

	For the three months ended			For the three months ended
	June 30, 2023			June 30, 2022
	Average balance	Interest	Average rate	Average balance	Interest	Average rate
Interest earning assets:
Originated loans FTE(1)(2)(3)	$5,649,623	$86,547	6.14%	$4,594,799	$47,787	4.17%
Acquired loans	1,712,118	26,388	6.18%	128,107	4,403	13.79%
Loans held for sale	26,572	460	6.94%	78,574	881	4.50%
Investment securities available-for-sale	786,643	3,883	1.97%	898,928	3,808	1.69%
Investment securities held-to-maturity	630,547	2,808	1.78%	559,712	2,067	1.48%
Other securities	49,093	914	7.45%	14,591	211	5.78%
Interest earning deposits	144,391	1,511	4.20%	527,589	1,015	0.77%
Total interest earning assets FTE(2)	$8,998,987	$122,511	5.46%	$6,802,300	$60,172	3.55%
Cash and due from banks	$109,948			$75,616
Other assets	746,864			402,529
Allowance for credit losses	(90,636)			(49,126)
Total assets	$9,765,163			$7,231,319
Interest bearing liabilities:
Interest bearing demand, savings and money market deposits	$4,282,972	$20,100	1.88%	$2,992,986	$1,494	0.20%
Time deposits	981,201	5,043	2.06%	790,998	991	0.50%
Securities sold under agreements to repurchase	20,264	5	0.10%	21,761	6	0.11%
Long-term debt, net	53,997	518	3.85%	39,516	328	3.33%
Federal Home Loan Bank advances	435,713	5,619	5.17%	—	—	0.00%
Total interest bearing liabilities	$5,774,147	$31,285	2.17%	$3,845,261	$2,819	0.29%
Demand deposits	$2,701,306			$2,469,729
Other liabilities	138,936			96,715
Total liabilities	8,614,389			6,411,705
Shareholders' equity	1,150,774			819,614
Total liabilities and shareholders' equity	$9,765,163			$7,231,319
Net interest income FTE(2)		$91,226			$57,353
Interest rate spread FTE(2)			3.29%			3.26%
Net interest earning assets	$3,224,840			$2,957,039
Net interest margin FTE(2)			4.07%			3.38%
Average transaction deposits	$6,984,278			$5,462,715
Average total deposits	7,965,479			6,253,713
Ratio of average interest earning assets to average interest bearing liabilities	155.85%			176.90%

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Presented on an FTE basis using the statutory tax rate of 21% for all periods presented. The taxable equivalent adjustments included above are $1,442 and $1,336 for the three months ended June 30, 2023 and 2022, respectively.

(3)	Loan fees included in interest income totaled $2,502 and $2,586 for the three months ended June 30, 2023 and 2022, respectively.

Net interest income totaled $89.8 million and $56.0 million during the three months ended June 30, 2023 and 2022, respectively. Net interest income on an FTE basis totaled $91.2 million and $57.4 million during the three months ended June 30, 2023 and 2022, respectively. During the three months ended June 30, 2023, the FTE net interest margin widened 69 basis points to 4.07%, compared to the three months ended June 30, 2022. The yield on earning assets increased 191 basis points, driven by an increase in earning assets and increases in the Federal Reserve’s interest rates. The cost of funds increased 130 basis points to 1.48% during the three months ended June 30, 2023, compared to the three months ended June 30, 2022.

Average loans comprised $7.4 billion, or 81.8%, of total average interest earning assets during the three months ended June 30, 2023. Average loans increased $2.6 billion, or 55.9%, compared to the three months ended June 30, 2022. During the three months ended June 30, 2022 average loans comprised $4.7 billion, or 69.4%, of total average interest earning assets. The increase in average loan balances was driven by a $1.6 billion increase in average acquired loans from the 2022 acquisitions and a $1.1 billion increase in average originated loans.

Average investment securities comprised 15.7% and 21.4% of total interest earning assets during the three months ended June 30, 2023 and 2022, respectively. Average interest bearing cash balances totaled $144.4 million during the three months ended June 30, 2023, compared to $527.6 million for the same period in the prior year as the excess cash liquidity has been deployed into higher-yielding earning assets.

Average balances of interest bearing liabilities increased $1.9 billion during the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The increase was driven by higher interest bearing demand, savings and money market deposits totaling $1.3 billion, FHLB advances totaling $435.7 million, time deposits totaling $190.2 million and long term debt totaling $14.5 million. The increase was partially offset by a decrease in securities sold under agreements to repurchase of $1.5 million.

The table below presents the components of net interest income on a FTE basis for the six months ended June 30, 2023 and 2022:

	For the six months ended			For the six months ended
	June 30, 2023			June 30, 2022
	Average balance	Interest	Average rate	Average balance	Interest	Average rate
Interest earning assets:
Originated loans FTE(1)(2)(3)	$5,582,536	$165,715	5.99%	$4,479,002	$89,872	4.05%
Acquired loans	1,741,508	53,411	6.18%	137,819	6,971	10.20%
Loans held for sale	24,176	806	6.72%	86,065	1,637	3.84%
Investment securities available-for-sale	798,385	7,872	1.97%	825,694	6,657	1.61%
Investment securities held-to-maturity	638,552	5,679	1.78%	574,688	4,079	1.42%
Other securities	50,223	1,812	7.22%	14,590	420	5.76%
Interest earning deposits	115,750	2,164	3.77%	634,818	1,374	0.44%
Total interest earning assets FTE(2)	$8,951,130	$237,459	5.35%	$6,752,676	$111,010	3.32%
Cash and due from banks	$114,254			$77,489
Other assets	717,563			422,205
Allowance for credit losses	(90,235)			(49,354)
Total assets	$9,692,712			$7,203,016
Interest bearing liabilities:
Interest bearing demand, savings and money market deposits	$4,026,015	$27,859	1.40%	$2,964,729	$2,931	0.20%
Time deposits	952,023	8,333	1.77%	806,321	2,085	0.52%
Securities sold under agreements to repurchase	20,155	11	0.11%	22,263	13	0.12%
Long-term debt, net	53,958	1,036	3.87%	39,503	654	3.34%
Federal Home Loan Bank advances	516,326	12,690	4.96%	—	—	0.00%
Total interest bearing liabilities	$5,568,477	$49,929	1.81%	$3,832,816	$5,683	0.30%
Demand deposits	$2,852,137			$2,452,062
Other liabilities	137,065			87,422
Total liabilities	8,557,679			6,372,300
Shareholders' equity	1,135,033			830,716
Total liabilities and shareholders' equity	$9,692,712			$7,203,016
Net interest income FTE(2)		$187,530			$105,327
Interest rate spread FTE(2)			3.54%			3.02%
Net interest earning assets	$3,382,653			$2,919,860
Net interest margin FTE(2)			4.22%			3.15%
Average transaction deposits	$6,878,152			$5,416,791
Average total deposits	7,830,175			6,223,112
Ratio of average interest earning assets to average interest bearing liabilities	160.75%			176.18%

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Presented on a fully taxable equivalent basis using the statutory tax rate of 21% for all periods presented. The taxable equivalent adjustments included above are $2,857 and $2,649 for the six months ended June 30, 2023 and 2022, respectively.

(3)	Loan fees included in interest income totaled $5,401 and $4,950 for the six months ended June 30, 2023 and 2022, respectively.

Net interest income totaled $184.7 million and $102.7 million during the six months ended June 30, 2023 and 2022, respectively. Net interest income on a FTE basis totaled $187.5 million and $105.3 million during the six months ended June 30, 2023 and 2022, respectively. During the six months ended June 30, 2023, the FTE net interest margin widened 107 basis points to 4.22%, compared to the six months ended June 30, 2022. The yield on earnings assets increased 203 basis points, primarily driven by increases in the earning assets and increases in the Federal Reserve’s interest rates. The cost of funds increased 102 basis points to 1.20% during the six months ended June 30, 2023, compared to the six months ended June 30, 2022.

Average loans comprised $7.3 billion, or 81.8%, of total average interest earning assets during the six months ended June 30, 2023, compared to $4.6 billion, or 68.4%, of total average interest earning assets during the six months ended June 30, 2022. The increase in average loan balances was driven by a $1.6 billion increase in average acquired loans from the 2022 acquisitions and a $1.1 billion increase in average originated loans. Year-to-date loan fundings through June 30, 2023 totaled $0.8 billion.

Average investment securities comprised 16.1% and 20.7% of total interest earning assets during the six months ended June 30, 2023 and 2022, respectively, driven by changes in our earnings assets mix.

Average balances of interest bearing liabilities increased $1.7 billion during the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase was driven by higher interest bearing demand, savings and money market deposits totaling $1.1 billion, FHLB advances totaling $516.3 million, time deposits totaling $145.7 million and long-term debt totaling $14.5 million. The increase was partially offset by a decrease in securities sold under agreements to repurchase of $2.1 million. The cost of deposits increased 77 basis points to 0.93% during the six months ended June 30, 2023, compared to 0.16% during the six months ended June 30, 2022.

The following table summarizes the changes in net interest income on an FTE basis by major category of interest earning assets and interest bearing liabilities, identifying changes related to volume and changes related to rates for the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022:

	Three months ended June 30, 2023			Six months ended June 30, 2023
	compared to			compared to
	Three months ended June 30, 2022			Six months ended June 30, 2022
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Originated loans FTE(1)(2)(3)	$16,159	$22,601	$38,760	$32,757	$43,085	$75,842
Acquired loans	24,414	(2,429)	21,985	49,184	(2,744)	46,440
Loans held for sale	(900)	479	(421)	(2,063)	1,232	(831)
Investment securities available-for-sale	(554)	629	75	(269)	1,484	1,215
Investment securities held-to-maturity	315	426	741	568	1,032	1,600
Other securities	642	61	703	1,286	106	1,392
Interest earning deposits	(4,010)	4,506	496	(9,704)	10,494	790
Total interest income	$36,066	$26,273	$62,339	$71,759	$54,689	$126,448
Interest expense:
Interest bearing demand, savings and money market deposits	$6,054	$12,552	$18,606	$7,344	$17,584	$24,928
Time deposits	978	3,074	4,052	1,275	4,973	6,248
Securities sold under agreements to repurchase	—	(1)	(1)	(1)	(1)	(2)
Long-term debt, net	139	51	190	278	104	382
Federal Home Loan Bank advances	5,619	—	5,619
Total interest expense	12,790	15,676	28,466	8,896	22,660	31,556
Net change in net interest income	$23,276	$10,597	$33,873	$62,863	$32,029	$94,892

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Presented on an FTE basis using the statutory tax rate of 21% for all periods presented. The taxable equivalent adjustments included above are $1,442 and $1,336 for the three months ended June 30, 2023 and 2022, respectively. The taxable equivalent adjustments included above are $2,857 and $2,649 for the six months ended June 30, 2023 and 2022, respectively.

(3)

Loan fees included in interest income totaled $2,502 and $2,586 for the three months ended June 30, 2023 and 2022, respectively. Loan fees included in interest income totaled $5,401 and $4,950 for the six months ended June 30, 2023 and 2022, respectively.

Below is a breakdown of average deposits and the average rates paid during the periods indicated:

	For the three months ended				For the six months ended
	June 30, 2023		June 30, 2022		June 30, 2023		June 30, 2022
		Average		Average		Average		Average
	Average	rate	Average	rate	Average	rate	Average	rate
	balance	paid	balance	paid	balance	paid	balance	paid
Non-interest bearing demand	$2,701,306	0.00%	$2,469,729	0.00%	$2,852,137	0.00%	$2,452,062	0.00%
Interest bearing demand	1,290,995	2.04%	599,874	0.18%	1,109,769	1.60%	588,792	0.18%
Money market accounts	2,236,875	2.26%	1,608,317	0.24%	2,115,880	1.66%	1,592,044	0.24%
Savings accounts	755,102	0.49%	784,795	0.14%	800,366	0.43%	783,893	0.14%
Time deposits	981,201	2.06%	790,998	0.50%	952,023	1.77%	806,321	0.52%
Total average deposits	$7,965,479	1.27%	$6,253,713	0.16%	$7,830,175	0.93%	$6,223,112	0.16%

Provision for credit losses

The provision for credit losses represents the amount of expense that is necessary to bring the ACL to a level that we deem appropriate to absorb estimated lifetime losses inherent in the loan portfolio and estimated losses inherent in unfunded loans as of the balance sheet date. The determination of the ACL, and the resultant provision for credit losses, is subjective and involves significant estimates and assumptions. Provision for credit losses of $1.7 million and $2.6 million was recorded during the three and six months June 30, 2023, respectively. Included in the provision for credit losses was $0.9 million and $1.0 million of provision release for unfunded loan commitments during the three and six months ended June 30, 2023, respectively. The three and six months ended June 30, 2023 provision was driven by loan growth and higher reserve requirements. Net charge-offs on loans during the three and six months ended June 30, 2023 were $0.3 million and $0.6 million, respectively, and the allowance for credit losses totaled 1.25% of total loans at June 30, 2023.

Provision for credit losses of $2.5 million and $2.2 million was recorded during the three and six months ended June 30, 2022, respectively. Included in the provision for credit losses was $0.1 million of provision expense for unfunded loan commitments during the three and six months ended June 30, 2022. The three and six months ended June 30, 2022 provision was driven by strong loan growth and higher reserve requirements. Net charge-offs on loans during the three and six months ended June 30, 2022 were $0.3 million and $0.9 million, respectively, and the allowance for credit losses totaled 1.06% of total loans at June 30, 2022.

Non-interest income

The table below details the components of non-interest income for the periods presented:

	For the three months ended June 30,		For the six months ended June 30,		Three months		Six months
					Increase (decrease)		Increase (decrease)
	2023	2022	2023	2022	Amount	% Change	Amount	% Change
Service charges	$4,444	$3,956	$8,545	$7,666	$488	12.3%	$879	11.5%
Bank card fees	5,091	4,541	9,728	8,664	550	12.1%	1,064	12.3%
Mortgage banking income	3,710	6,948	6,926	16,614	(3,238)	(46.6)%	(9,688)	(58.3)%
Bank-owned life insurance income	1,032	540	1,677	1,072	492	91.1%	605	56.4%
Other non-interest income	(454)	777	1,612	1,800	(1,231)	(158.4)%	(188)	(10.4)%
Total non-interest income	$13,823	$16,762	$28,488	$35,816	$(2,939)	(17.5)%	$(7,328)	(20.5)%

Non-interest income totaled $13.8 million for the three months ended June 30, 2023, compared to $16.8 million for the three months ended June 30, 2022. The decrease in non-interest income was primarily driven by $3.2 million lower mortgage banking income due to lower refinance and purchase activity and competition driving tighter gain on sale margins. Other non-interest income during the quarter included $4.1 million in impairments and net unrealized losses on other non-marketable securities. The impact of the losses on non-marketable securities was partially offset by the addition of $1.9 million of Cambr fee income, $0.5 million of trust income and $0.2 million from gains on SBA sales. Service charges and bank card fees increased a combined $1.0 million during the three months ended June 30, 2023, compared to the three months ended June 30, 2022, driven by the growth in our depositor base.

Non-interest income totaled $28.5 million for the six months ended June 30, 2023, compared to $35.8 million for the six months ended June 30, 2022. The decrease of $9.7 million in mortgage banking income was driven by lower purchase and refinance activity and competition driving tighter gain on sale margins. Other non-interest income decreased $0.2 million primarily due to non-marketable securities impairments and net unrealized losses as described above totaling $4.4 million. Other non-interest income included $1.2 million of Cambr fee income, $1.0 million of trust income and $0.7 million from gains on SBA sales, all of which are new and diversified sources of fee revenue. Service charges and bank card fees increased a combined $1.9 million during the six months ended June 30, 2023, compared to the six months ended June 30, 2022.

Non-interest expense

The table below details the components of non-interest expense for the periods presented:

	For the three months ended June 30,		For the six months ended June 30,		Three months		Six months
					Increase (decrease)		Increase (decrease)
	2023	2022	2023	2022	Amount	% Change	Amount	% Change
Salaries and benefits	$35,215	$28,776	$68,204	$58,112	$6,439	22.4%	$10,092	17.4%
Occupancy and equipment	9,126	6,665	18,199	13,061	2,461	36.9%	5,138	39.3%
Data processing	2,959	2,453	6,711	4,834	506	20.6%	1,877	38.8%
Marketing and business development	1,090	674	1,960	1,347	416	61.7%	613	45.5%
FDIC deposit insurance	1,569	486	3,747	968	1,083	222.8%	2,779	287.1%
Bank card expenses	1,265	1,398	2,593	2,666	(133)	(9.5)%	(73)	(2.7)%
Professional fees	3,146	1,486	5,736	2,300	1,660	111.7%	3,436	149.4%
Other non-interest expense	4,604	3,318	8,753	5,754	1,286	38.8%	2,999	52.1%
Other intangible assets amortization	2,007	296	3,370	592	1,711	578.0%	2,778	469.3%
Total non-interest expense	$60,981	$45,552	$119,273	$89,634	$15,429	33.9%	$29,639	33.1%

During the three months ended June 30, 2023, non-interest expense increased $15.4 million, or 33.9%, compared to the three months ended June 30, 2022, primarily due to an increase in core operating expenses driven by acquisitions. During the three months ended June 30, 2023, FDIC deposit insurance expense increased $1.1 million, compared to the three months ended June 30, 2022, as a result of recent acquisitions and an increase in the FDIC assessment rate effective January 2023. Included in the second quarter of 2023 and 2022 were non-recurring acquisition-related expenses of $0.4 million and $1.0 million, respectively.

During the six months ended June 30, 2023, non-interest expense increased $29.6 million, or 33.1%, compared to the six months ended June 30, 2022, primarily due to an increase in core operating expenses driven by acquisitions. During the six months ended June 30, 2023, FDIC deposit insurance expense increased $2.8 million, compared to the six months ended June 30, 2022, as a result of recent acquisitions and an increase in the FDIC assessment rate effective January 2023. Included in the first six months of 2023 and 2022 were non-recurring acquisition-related expenses of $1.2 million and $1.3 million, respectively.

Income taxes

Income tax expense totaled $8.4 million and $18.4 million for the three and six months ended June 30, 2023, respectively. Income tax expense for the three and six months ended June 30, 2022 was $4.4 million and $8.0 million, respectively. The increases over the prior periods were driven by higher pre-tax income. The effective tax rate for the three and six months ended June 30, 2023 was 20.5% and 20.2%, respectively, compared to 17.6% and 17.1% for the same periods in the prior year.

Additional information regarding income taxes can be found in note 20 of our audited consolidated financial statements in our 2022 Annual Report on Form 10-K.

Liquidity and Capital Resources

Liquidity

Liquidity risk management is an important element in our asset/liability management. Liquidity is monitored and managed to ensure that sufficient funds are available to operate our business and pay our obligations to depositors and other creditors, while providing ample available funds for opportunistic and strategic investments. The Company’s corporate treasury team measures liquidity needs through daily cash monitoring, weekly cash projections and monthly liquidity measures reviewed in conjunction with Board-approved liquidity policy limits. We also regularly conduct Board-approved contingency funding plan stress tests to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed problematic by management. These scenarios are incorporated into our contingency funding plan, which provide the basis for the identification of our liquidity needs and are monitored monthly by our Asset and Liability

Committee. As of June 30, 2023, the Banks had sufficient liquidity to cover all expected and unexpected uses of cash as modeled by various short-term and long-term liquidity stress scenarios.

Our primary sources of funds include but are not limited to cash on hand, the investment securities portfolio, federal funds purchased, deposits, funds provided from operations, prepayments and maturities of loans.

On-balance sheet liquidity is represented by our cash and cash equivalents, and unencumbered investment securities, and is detailed in the table below as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Cash and due from banks	$323,832	$195,505
Unencumbered investment securities, at fair value	460,388	476,250
Total	$784,220	$671,755

Total on-balance sheet liquidity increased $112.5 million at June 30, 2023, compared to December 31, 2022. The increase was due to higher cash and due from banks of $128.3 million, partially offset by $15.8 million lower unencumbered available-for-sale and held-to-maturity securities balances. As of June 30, 2023, approximately, $848.1 million of investment securities were pledged to secure approximately $8.1 billion of client deposits and repurchase agreements.

We have access to various off-balance sheet third party funding sources including the ability to access immediate funding through FHLB advances, the Federal Reserve discount window, and the brokered deposit marketplace, whereby deposits could be purchased in a wholesale market as an alternate source of funding. We anticipate having access to capital markets including the ability to issue debt or issue shares of our common stock or other equity or equity-related securities.

Through our relationship with the FHLB, the Company had no investment securities pledged at June 30, 2023 or December 31, 2022. The Company had loans pledged as collateral for FHLB advances of $2.5 billion at June 30, 2023 and $2.0 billion at December 31, 2022, respectively. FHLB advances, lines of credit and other short-term borrowing availability totaled $1.6 billion at June 30, 2023. At June 30, 2023, the Company had $385.0 million of outstanding borrowings with the FHLB.

Additionally, we have access to the Federal Reserve’s new Bank Term Funding Program (“BTFP”). The BTFP is a newly established facility in response to recent liquidity concerns within the banking industry to help assure that banks have the ability to meet the needs of depositors. Under the program, eligible depository institutions can obtain loans of up to one year in length by pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral.

The Company’s acquisition of Cambr Solutions, LLC in April 2023 also adds a funding source by providing on-demand access to bring deposits onto our balance sheet. We anticipate that the sources of liquidity discussed above will provide adequate funding and liquidity for at least a 12-month period, and we may utilize any combination of these funding sources for long-term liquidity needs if deemed prudent.

Our primary uses of funds are loan fundings, investment security purchases, withdrawals of deposits, capital expenditures, operating expenses, and share repurchases.

At present, financing activities primarily consist of changes in deposits and repurchase agreements, and advances from the FHLB, in addition to the payment of dividends and the repurchase of our common stock. Maturing time deposits represent a potential use of funds. As of June 30, 2023, $618.3 million of time deposits were scheduled to mature within 12 months. Based on the current interest rate environment and market conditions, our consumer banking strategy is to focus on attracting and maintaining both lower cost transaction accounts and time deposits.

During 2021, the Company entered into a subordinated note purchase agreement to issue and sell a fixed-to-floating note. The Company deployed the net proceeds from the sale of the note for general corporate purposes. At June 30, 2023, the balance on the note, net of long-term debt issuance costs totaling $0.4 million, totaled $39.6 million. The note is not subject to redemption at the option of the holder. Additionally, as part of the acquisition of BOJH on October 1, 2022, the Company assumed three subordinated note purchase agreements to issue and sell fixed-to-floating rate notes. The balance on the notes at June 30, 2023, net of the fair value adjustment from the acquisition totaling $0.6 million, totaled $14.4 million.

Exclusive from the investing activities related to acquisitions, our primary investing activities are loan fundings and pay-offs and paydowns of loans and purchases and sales of investment securities. At June 30, 2023, pledgeable investment securities represented a significant source of liquidity. Our available-for-sale investment securities are carried at fair value and our held-to-maturity securities are carried at amortized cost. Our collective investment securities portfolio totaled $1.3 billion at June 30, 2023, inclusive of pre-tax net unrealized losses of $112.9 million on the available-for-sale securities portfolio. Additionally, our held-to-maturity securities portfolio had $91.8 million of pre-tax net unrealized losses at June 30, 2023. The gross unrealized gains and losses are detailed in note 3 of our consolidated financial statements. As of June 30, 2023, our investment securities portfolio consisted primarily of MBS, all of which were issued or guaranteed by U.S. Government agencies or sponsored enterprises. The anticipated repayments and marketability of these securities offer substantial resources and flexibility to meet new loan demand, reinvest in the investment securities portfolio, or provide optionality for reductions in our deposit funding base.

For additional information regarding our operating, investing and financing cash flows, see our consolidated statements of cash flows in the accompanying consolidated financial statements.

Capital

Under the Basel III requirements, at June 30, 2023, the Company, NBH Bank and Bank of Jackson Hole Trust met all capital adequacy requirements, and the Banks had regulatory capital ratios in excess of the levels established for well-capitalized institutions. For more information on regulatory capital, see note 10 in our consolidated financial statements.

Our shareholders' equity is impacted by earnings, changes in unrealized gains and losses on securities, net of tax, stock-based compensation activity, share repurchases, shares issued in connection with acquisitions and the payment of dividends.

The Board of Directors has from time to time authorized multiple programs to repurchase shares of the Company’s common stock either in open market or in privately negotiated transactions in accordance with applicable regulations of the SEC. On May 9, 2023, the Company’s Board of Directors authorized a new program to repurchase up to $50.0 million of the Company’s stock.

On August 1, 2023, our Board of Directors declared a quarterly dividend of $0.26 per common share, payable on September 15, 2023 to shareholders of record at the close of business on August 25, 2023.

Asset/Liability Management and Interest Rate Risk

The Board of Directors meets as often as necessary, but no less than quarterly, to review financial statements, public filings, significant accounting policy changes and any risk management issues. The Board also oversees the performance of our internal audit function as well as serves as an independent and objective body to monitor and assess our compliance with legal and regulatory requirements as well as internal control systems. Management and the Board of Directors are responsible for managing interest rate risk and employing risk management policies that monitor and limit this exposure. Interest rate risk is measured using net interest income simulations and market value of portfolio equity analyses. These analyses use various assumptions, including the nature and timing of interest rate changes, yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, and reinvestment/replacement of asset and liability cash flows.

Interest rate risk results from following:

●	Repricing risk — timing differences in the repricing and maturity of interest-earning assets and interest-bearing liabilities;
●

Option risk — changes in the expected maturities of assets and liabilities, such as borrowers’ ability to prepay loans at any time and depositors’ ability to redeem certificates of deposit before maturity;

●	Yield curve risk — changes in the yield curve where interest rates increase or decrease in a nonparallel fashion; and
●	Basis risk — changes in spread relationships between different yield curves

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

Our interest rate risk model indicated that the Company was asset sensitive in terms of interest rate sensitivity at June 30, 2023. At June 30, 2023, our asset sensitivity position decreased from December 31, 2022, primarily driven by a decrease in transaction deposits and growth in fixed rate loans. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 100 and 200 basis point decrease in interest rates on net interest income based on the interest rate risk model at the respective dates:

Hypothetical
shift in interest	% change in projected net interest income
rates (in bps)	June 30, 2023	December 31, 2022
200	0.76%	2.60%
100	0.40%	1.31%
(100)	(0.69)%	(2.93)%
(200)	(2.08)%	(8.24)%

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

As part of the asset/liability management strategy to manage primary market risk exposures expected to be in effect in future reporting periods, management has executed interest rate derivatives primarily using floors and collars. For further discussion of the Company’s derivative contracts refer to note 15. The strategy with respect to liabilities has been to continue to emphasize transaction deposit growth, particularly non-interest or low interest bearing non-maturing deposit accounts while building long-term client relationships. Non-maturing deposit accounts totaled 87.9% of total deposits at June 30, 2023, compared to 88.9% at December 31, 2022. We currently have no brokered time deposits.

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

Off-Balance Sheet Activities

In the normal course of business, we are a party to various contractual obligations, commitments and other off-balance sheet activities that contain credit, market, and operational risk that are not required to be reflected in our consolidated financial statements. The most significant of these are the loan commitments that we enter into to meet the financing needs of clients, including commitments to extend credit, commercial and consumer lines of credit and standby letters of credit. As of June 30, 2023 and December 31, 2022, we had loan commitments totaling $1.9 billion and $2.0 billion, respectively, and standby letters of credit that totaled $12.3 million and $13.9 million, respectively. Unused commitments do not necessarily represent future credit exposure or cash requirements, as commitments often expire without being drawn upon.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is provided under the caption Asset/Liability Management and Interest Rate Risk in Part I, Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.

Item 4. CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of June 30, 2023. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.

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

Item 1A. RISK FACTORS

There have been no material changes in the Risk Factors described in the Corporation’s 2022 Annual Report on Form 10-K other than as set out in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, in Item 1A of Part II.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

				Maximum
			Total number of	approximate dollar
			shares purchased	value of shares
			as part of publicly	that may yet be
	Total number	Average price	announced plans	purchased under the
Period	of shares purchased	paid per share	or programs	plans or programs (2)
April 1 - April 30, 2023(1)	37,868	$32.42	—	$38,618,179
May 1 - May 31, 2023(1)	3,629	28.16	—	50,000,000
Total	41,497	32.05	—

(1)

Represents shares purchased other than through publicly announced plans purchased pursuant to the Company’s stock incentive plans at the then current market value in satisfaction of stock option exercise prices, settlements of restricted stock and tax withholdings.

(2)

On May 9, 2023, the Company’s Board of Directors authorized a new program to repurchase up to $50.0 million of the Company’s stock from time to time in either the open market or through privately negotiated transactions. The new program of $50.0 million replaced the previously authorized $75.0 million stock repurchase program announced in February 2021. The remaining authorization under the 2023 program as of June 30, 2023 was $50.0 million.

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

Date: August 1, 2023