Form 10-Q
period 2023-09-30
National Bank Holdings Corp
filed 2023-11-07
CIK 1475841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 3, 2023, the registrant had outstanding 37,761,138 shares of Class A voting common stock, each with $0.01 par value per share, excluding 255,268 shares of restricted Class A common stock issued but not yet vested.

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

PART I: FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)

(In thousands, except share and per share data)

	September 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$291,291	$195,505
Investment securities available-for-sale (at fair value)	620,445	706,289
Investment securities held-to-maturity (fair value of $494,242 and $559,924 at September 30, 2023 and December 31, 2022, respectively)	600,501	651,527
Non-marketable securities	87,817	89,049
Loans	7,478,438	7,220,469
Allowance for credit losses	(93,446)	(89,553)
Loans, net	7,384,992	7,130,916
Loans held for sale	19,048	22,767
Other real estate owned	3,416	3,731
Premises and equipment, net	153,553	136,111
Goodwill	306,043	279,132
Intangible assets, net	68,283	59,887
Other assets	330,894	298,329
Total assets	$9,866,283	$9,573,243
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing demand deposits	$2,483,174	$3,134,716
Interest bearing demand deposits	1,358,445	913,852
Savings and money market	3,314,895	2,950,658
Time deposits	992,494	873,400
Total deposits	8,149,008	7,872,626
Securities sold under agreements to repurchase	20,273	20,214
Long-term debt, net	54,123	53,890
Federal Home Loan Bank advances	316,770	385,000
Other liabilities	162,524	149,311
Total liabilities	8,702,698	8,481,041
Shareholders’ equity:
Common stock, par value $0.01 per share: 400,000,000 shares authorized; 51,487,907 and 51,487,907 shares issued; 37,739,776 and 37,608,519 shares outstanding at September 30, 2023 and December 31, 2022, respectively	515	515
Additional paid-in capital	1,160,706	1,159,508
Retained earnings	410,243	330,721
Treasury stock of 13,485,056 and 13,714,251 shares at September 30, 2023 and December 31, 2022, respectively, at cost	(307,026)	(310,338)
Accumulated other comprehensive loss, net of tax	(100,853)	(88,204)
Total shareholders’ equity	1,163,585	1,092,202
Total liabilities and shareholders’ equity	$9,866,283	$9,573,243

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share data)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Interest and dividend income:
Interest and fees on loans	$117,736	$63,875	$334,811	$159,707
Interest and dividends on investment securities	6,468	6,460	20,019	17,195
Dividends on non-marketable securities	701	212	2,513	632
Interest on interest-bearing bank deposits	1,205	1,822	3,369	3,196
Total interest and dividend income	126,110	72,369	360,712	180,730
Interest expense:
Interest on deposits	33,423	2,945	69,615	7,961
Interest on borrowings	4,910	333	18,647	1,000
Total interest expense	38,333	3,278	88,262	8,961
Net interest income before provision for credit losses	87,777	69,091	272,450	171,769
Provision for credit loss expense	1,125	12,678	3,725	14,860
Net interest income after provision for credit losses	86,652	56,413	268,725	156,909
Non-interest income:
Service charges	4,849	4,326	13,394	11,992
Bank card fees	4,993	4,681	14,721	13,345
Mortgage banking income	4,688	4,474	11,614	21,088
Bank-owned life insurance income	882	573	2,559	1,645
Other non-interest income	3,953	3,304	5,565	5,104
Total non-interest income	19,365	17,358	47,853	53,174
Non-interest expense:
Salaries and benefits	35,027	30,540	103,231	88,652
Occupancy and equipment	9,167	8,026	27,366	21,087
Data processing	3,546	2,899	10,257	7,733
Marketing and business development	1,037	979	2,997	2,326
FDIC deposit insurance	1,686	508	5,433	1,476
Bank card expenses	1,667	1,409	4,260	4,075
Professional fees	2,215	5,810	7,951	8,110
Other non-interest expense	4,250	3,384	13,003	9,138
Other intangible assets amortization	2,008	383	5,378	975
Total non-interest expense	60,603	53,938	179,876	143,572
Income before income taxes	45,414	19,833	136,702	66,511
Income tax expense	9,327	3,994	27,775	11,958
Net income	$36,087	$15,839	$108,927	$54,553
Earnings per share—basic	$0.95	$0.51	$2.87	$1.78
Earnings per share—diluted	0.94	0.50	2.85	1.77
Weighted average number of common shares outstanding:
Basic	37,990,659	31,259,188	37,911,896	30,539,266
Diluted	38,134,338	31,531,075	38,093,910	30,834,630

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In thousands)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$36,087	$15,839	$108,927	$54,553
Other comprehensive loss, net of tax:
Securities available-for-sale:
Net unrealized losses arising during the period, net of tax benefit of $3,418 and $9,184 for the three months ended September 30, 2023 and 2022, respectively; and net of tax benefit of $3,283 and $25,030 for the nine months ended September 30, 2023 and 2022, respectively	(11,718)	(29,482)	(11,276)	(80,349)
Less: amortization of net unrealized holding gains to income, net of tax benefit of $11 and $22 for the three months ended September 30, 2023 and 2022, respectively; and net of tax benefit of $40 and $75 for the nine months ended September 30, 2023 and 2022, respectively	(39)	(71)	(135)	(242)
Cash flow hedges:
Net unrealized losses arising during the period, net of tax benefit of $169 and $559 for the three months ended September 30, 2023 and 2022, respectively; and net of tax benefit of $618 and $559 for the nine months ended September 30, 2023 and 2022, respectively	(550)	(1,795)	(2,032)	(1,795)
Less: reclassification adjustment for losses included in net income, net of tax benefit of $22 and $3 for the three months ended September 30, 2023 and 2022, respectively; and net of tax benefit of $241 and $3 for the nine months ended September 30, 2023 and 2022, respectively	68	10	794	10
Other comprehensive loss	(12,239)	(31,338)	(12,649)	(82,376)
Comprehensive income (loss)	$23,848	$(15,499)	$96,278	$(27,823)

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(In thousands, except share and per share data)

	For the three months ended September 30,
					Accumulated
		Additional			other
	Common	paid-in	Retained	Treasury	comprehensive
	stock	capital	earnings	stock	loss, net	Total
Balance, June 30, 2022	$515	$1,014,330	$314,616	$(455,909)	$(58,001)	$815,551
Net income	—	—	15,839	—	—	15,839
Stock-based compensation	—	1,494	—	—	—	1,494
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $64,175, net	—	106	—	509	—	615
Reissuance of treasury stock of 3,096,745 for acquisition of Community Bancorporation	—	63,630	—	60,642	—	124,272
Cash dividends declared ($0.23 per share)	—	—	(7,007)	—	—	(7,007)
Other comprehensive loss	—	—	—	—	(31,338)	(31,338)
Balance, September 30, 2022	$515	$1,079,560	$323,448	$(394,758)	$(89,339)	$919,426
Balance, June 30, 2023	$515	$1,158,727	$384,094	$(307,388)	$(88,614)	$1,147,334
Net income	—	—	36,087	—	—	36,087
Stock-based compensation	—	1,720	—	—	—	1,720
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $256, net	—	259	—	362	—	621
Cash dividends declared ($0.26 per share)	—	—	(9,938)	—	—	(9,938)
Other comprehensive loss	—	—	—	—	(12,239)	(12,239)
Balance, September 30, 2023	$515	$1,160,706	$410,243	$(307,026)	$(100,853)	$1,163,585

	For the nine months ended September 30,
					Accumulated
		Additional			other
	Common	paid-in	Retained	Treasury	comprehensive
	stock	capital	earnings	stock	loss, net	Total
Balance, December 31, 2021	$515	$1,014,294	$289,876	$(457,616)	$(6,963)	$840,106
Net income	—	—	54,553	—	—	54,553
Stock-based compensation	—	4,342	—	—	—	4,342
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $67,024, net	—	(2,706)	—	2,216	—	(490)
Reissuance of treasury stock of 3,096,745 for acquisition of Community Bancorporation	—	63,630	—	60,642	—	124,272
Cash dividends declared ($0.69 per share)	—	—	(20,981)	—	—	(20,981)
Other comprehensive loss	—	—	—	—	(82,376)	(82,376)
Balance, September 30, 2022	$515	$1,079,560	$323,448	$(394,758)	$(89,339)	$919,426
Balance, December 31, 2022	$515	$1,159,508	$330,721	$(310,338)	$(88,204)	$1,092,202
Net income	—	—	108,927	—	—	108,927
Stock-based compensation	—	5,366	—	—	—	5,366
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $3,287, net	—	(4,168)	—	3,312	—	(856)
Cash dividends declared ($0.77 per share)	—	—	(29,405)	—	—	(29,405)
Other comprehensive loss	—	—	—	—	(12,649)	(12,649)
Balance, September 30, 2023	$515	$1,160,706	$410,243	$(307,026)	$(100,853)	$1,163,585

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$108,927	$54,553
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit loss expense	3,725	12,386
Depreciation and amortization	17,512	10,712
Change in current income tax receivable	4,860	5,677
Change in deferred income taxes	(4,108)	(21,295)
Discount accretion, net of premium amortization on securities	(619)	1,192
Gain on sale of mortgages, net	(8,309)	(20,733)
Origination of loans held for sale, net of repayments	(326,477)	(710,743)
Proceeds from sales of loans held for sale	333,329	845,406
Originations of mortgage servicing rights	(993)	(3,895)
Proceeds from sales of mortgage servicing rights	5,502	—
Gain on sale of mortgage servicing rights	(1,052)	—
Impairment on fixed assets related to banking center consolidations	113	118
Gain on sale of fixed assets	(148)	(1,674)
Stock-based compensation	5,366	4,342
Operating lease payments	(4,674)	(3,515)
Change in other assets	(23,559)	(35,099)
Change in other liabilities	12,917	43,665
Net cash provided by operating activities	122,312	181,097
Cash flows from investing activities:
Proceeds from non-marketable securities	90,293	64
Proceeds from maturities of investment securities available-for-sale	71,339	116,002
Proceeds from maturities of investment securities held-to-maturity	53,947	93,201
Proceeds from sales of other real estate owned	249	3,563
Purchase of non-marketable securities	(93,852)	(11,494)
Purchase of investment securities available-for-sale	—	(260,249)
Purchase of investment securities held-to-maturity	(2,452)	(91,607)
Purchases of premises and equipment, net	(24,687)	(9,912)
Net increase in loans	(254,910)	(673,939)
Proceeds from the sale of loans	—	933
Net cash activity from acquisition	(45,300)	244,742
Net cash used in investing activities	(205,373)	(588,696)
Cash flows from financing activities:
Net increase (decrease) in deposits	275,834	(159,101)
Net increase (decrease) in repurchase agreements and other short-term borrowings	59	(2,724)
Advances from the Federal Home Loan Bank	3,795,000	—
Federal Home Loan Bank repayments	(3,863,230)	—
Issuance of stock under purchase and equity compensation plans	(1,054)	(1,210)
Proceeds from exercise of stock options	106	639
Payment of dividends	(29,382)	(21,004)
Net cash provided by (used in) financing activities	177,333	(183,400)
Increase (decrease) in cash, cash equivalents and restricted cash(1)	94,272	(590,999)
Cash, cash equivalents and restricted cash at beginning of the year(1)	198,519	850,220
Cash, cash equivalents and restricted cash at end of period(1)	$292,791	$259,221
Supplemental disclosure of cash flow information during the period:
Cash paid for interest	$76,642	$9,587
Net tax payments	24,824	5,567
Supplemental schedule of non-cash activities:
Loans transferred from loans held for sale to loans	5,176	4,762
Treasury stock reissued for acquisition	—	60,642

(1)

Included in restricted cash at September 30, 2023 and 2022 is $1.5 million and $3.0 million, respectively, placed in escrow for certain potential liabilities, for which the Company is indemnified, resulting from a previous acquisition. The restricted cash is included in other assets in the Company’s consolidated statements of financial condition.

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2023

Note 1 Basis of Presentation

National Bank Holdings Corporation ("NBHC" or the "Company") is a bank holding company that was incorporated in the State of Delaware in 2009. The Company is headquartered in Greenwood Village, Colorado, and its primary operations are conducted through its wholly owned subsidiaries NBH Bank and Bank of Jackson Hole Trust. NBH Bank is a Colorado state-chartered bank and a member of the Federal Reserve System, and Bank of Jackson Hole Trust is a Wyoming state-chartered bank and a member of the Federal Reserve System. The Company provides a variety of banking products to both commercial and consumer clients through a network of over 95 banking centers, as of September 30, 2023, located primarily in Colorado, the greater Kansas City region, Utah, Wyoming, Texas, New Mexico and Idaho, as well as through online and mobile banking products and services.

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

Note 3 Investment Securities

The Company’s investment securities portfolio is comprised of available-for-sale and held-to-maturity investment securities. These investment securities totaled $1.2 billion at September 30, 2023 and included $0.6 billion of available-for-sale securities and $0.6 billion of held-to-maturity securities. At December 31, 2022, investment securities totaled $1.4 billion and included $0.7 billion of available-for-sale securities and $0.7 billion of held-to-maturity securities.

Available-for-sale

Available-for-sale securities are summarized as follows as of the dates indicated:

	September 30, 2023
	Amortized	Gross	Gross
	cost	unrealized gains	unrealized losses	Fair value
U.S. Treasury securities	$74,386	$—	$(2,524)	$71,862
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	240,292	14	(43,458)	196,848
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	430,853	—	(81,911)	348,942
Municipal securities	155	—	(3)	152
Corporate debt	2,000	—	(151)	1,849
Other securities	792	—	—	792
Total investment securities available-for-sale	$748,478	$14	$(128,047)	$620,445

	December 31, 2022
	Amortized	Gross	Gross
	cost	unrealized gains	unrealized losses	Fair value
U.S. Treasury securities	$74,031	$—	$(2,643)	$71,388
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	263,939	1	(37,809)	226,131
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	478,866	—	(72,940)	405,926
Municipal securities	155	—	(2)	153
Corporate debt	2,000	—	(80)	1,920
Other securities	771	—	—	771
Total investment securities available-for-sale	$819,762	$1	$(113,474)	$706,289

During the nine months ended September 30, 2023, there were no purchases of available-for-sale securities. During the nine months ended September 30, 2022, purchases of available-for-sale securities totaled $260.2 million. Maturities and paydowns of available-for-sale securities during the nine months ended September 30, 2023 and 2022 totaled $71.3 million and $116.0 million, respectively. There were no sales of available-for-sale securities during the nine months ended September 30, 2023 or 2022.

At September 30, 2023 and December 31, 2022, the Company’s available-for-sale investment portfolio was primarily comprised of U.S. Treasury securities and mortgage-backed securities. All mortgage-backed securities were backed by government sponsored enterprises (“GSE”) collateral such as Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) and the government owned agency Government National Mortgage Association (“GNMA”).

The tables below summarize the available-for-sale securities with unrealized losses as of the dates shown, along with the length of the impairment period:

	September 30, 2023
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. Treasury securities	$—	$—	$71,862	$(2,524)	$71,862	$(2,524)
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	16	(1)	193,918	(43,457)	193,934	(43,458)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	136	(4)	348,806	(81,907)	348,942	(81,911)
Municipal securities	—	—	152	(3)	152	(3)
Corporate debt	—	—	1,849	(151)	1,849	(151)
Total	$152	$(5)	$616,587	$(128,042)	$616,739	$(128,047)

	December 31, 2022
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. Treasury securities	$71,388	$(2,643)	$—	$—	$71,388	$(2,643)
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	83,748	(6,686)	141,272	(31,123)	225,020	(37,809)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	196,449	(22,809)	209,477	(50,131)	405,926	(72,940)
Municipal securities	153	(2)	—	—	153	(2)
Corporate debt	1,920	(80)	—	—	1,920	(80)
Total	$353,658	$(32,220)	$350,749	$(81,254)	$704,407	$(113,474)

Management evaluated all of the available-for-sale securities in an unrealized loss position at September 30, 2023 and December 31, 2022. The portfolio included 237 securities, which were in an unrealized loss position at September 30, 2023, compared to 244 securities at December 31, 2022. The unrealized losses in the Company's investment portfolio at September 30, 2023 were caused by changes in interest rates. The Company has no intention to sell these securities and believes it will not be required to sell the securities before the recovery of their amortized cost. Management believes that default of the available-for-sale securities is highly unlikely. FHLMC, FNMA and GNMA guaranteed mortgage-backed securities and U.S. Treasury securities have a long history of zero credit losses, an explicit guarantee by the U.S. government (although limited for FNMA and FHLMC securities) and yields that generally trade based on market views of prepayment and liquidity risk rather than credit risk.

The tables below summarize the credit quality indicators, by fair value, of available-for-sale securities as of the dates shown:

	September 30, 2023
	AAA	Not rated	Total
U.S. Treasury securities	$71,862	$—	$71,862
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	196,848	—	196,848
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	348,942	—	348,942
Municipal securities	—	152	152
Corporate debt	—	1,849	1,849
Other securities	—	792	792
Total investment securities available-for-sale	$617,652	$2,793	$620,445

	December 31, 2022
	AAA	Not rated	Total
U.S. Treasury securities	$71,388	$—	$71,388
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	226,131	—	226,131
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	405,926	—	405,926
Municipal securities	—	153	153
Corporate debt	—	1,920	1,920
Other securities	—	771	771
Total investment securities available-for-sale	$703,445	$2,844	$706,289

Certain securities are pledged as collateral for public deposits, securities sold under agreements to repurchase and to secure borrowing capacity at the Federal Reserve Bank (“FRB”), if needed. The fair value of available-for-sale investment securities pledged as collateral totaled $205.3 million and $484.9 million at September 30, 2023 and at December 31, 2022, respectively. The Bank may also pledge available-for-sale investment securities as collateral for Federal Home Loan Bank (“FHLB”) advances. No securities were pledged for this purpose at September 30, 2023 or December 31, 2022.

A summary of the available-for-sale securities by maturity is shown in the following table as of September 30, 2023. Mortgage-backed securities may have actual maturities that differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments and are therefore not included in the table below. Additionally, the Company holds other available-for-sale securities with an amortized cost and fair value of $0.8 million that have no stated contractual maturity date.

	September 30, 2023
			Weighted
	Amortized Cost	Fair Value	Average Yield
U.S. Treasury securities
Within one year	$24,917	$24,598	2.30%
After one but within five years	49,469	47,264	2.67%
Municipal securities
After one but within five years	155	152	3.17%
Corporate debt
After five but within ten years	2,000	1,849	5.87%

As of September 30, 2023 and December 31, 2022, accrued interest receivable (“AIR”) from available-for-sale investment securities totaled $1.3 million and $1.5 million, respectively, and was included within other assets in the consolidated statements of financial condition.

Held-to-maturity

Held-to-maturity investment securities are summarized as follows as of the dates indicated:

	September 30, 2023
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
U.S. Treasury securities	$49,263	$—	$(1,848)	$47,415
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	309,216	—	(49,023)	260,193
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	242,022	—	(55,388)	186,634
Total investment securities held-to-maturity	$600,501	$—	$(106,259)	$494,242

	December 31, 2022
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
U.S. Treasury securities	$49,045	$—	$(1,416)	$47,629
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	339,815	163	(41,162)	298,816
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	262,667	—	(49,188)	213,479
Total investment securities held-to-maturity	$651,527	$163	$(91,766)	$559,924

During the nine months ended September 30, 2023 and 2022, purchases of held-to-maturity securities totaled $2.5 million and $91.6 million, respectively. Maturities and paydowns of held-to-maturity securities totaled $53.9 million and $93.2 million during the nine months ended September 30, 2023 and 2022, respectively.

The held-to-maturity portfolio included 160 securities in an unrealized loss position as of September 30, 2023, compared to 129 securities at December 31, 2022. The tables below summarize the held-to-maturity securities with unrealized losses as of the dates shown, along with the length of the impairment period:

	September 30, 2023
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. Treasury securities	$—	$—	$47,415	$(1,848)	$47,415	$(1,848)
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	53,423	(2,086)	206,771	(46,937)	260,194	(49,023)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	3,882	(170)	182,752	(55,218)	186,634	(55,388)
Total	$57,305	$(2,256)	$436,938	$(104,003)	$494,243	$(106,259)

	December 31, 2022
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. Treasury securities	$47,629	$(1,416)	$—	$—	$47,629	$(1,416)
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	83,323	(3,804)	182,159	(37,358)	265,482	(41,162)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	34,704	(1,145)	178,776	(48,043)	213,480	(49,188)
Total	$165,656	$(6,365)	$360,935	$(85,401)	$526,591	$(91,766)

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

The tables below summarize the credit quality indicators, by amortized cost, of held-to-maturity securities as of the dates shown:

September 30, 2023
AAA
U.S. Treasury securities	$49,263
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	309,216
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	242,022
Total investment securities held-to-maturity	$600,501

December 31, 2022
AAA
U.S. Treasury securities	$49,045
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	339,815
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	262,667
Total investment securities held-to-maturity	$651,527

Certain securities are pledged as collateral for public deposits, securities sold under agreements to repurchase and to secure borrowing capacity at the FRB, if needed. The carrying value of held-to-maturity investment securities pledged as collateral totaled $600.5 million and $355.3 million at September 30, 2023 and December 31, 2022, respectively. The Company may also pledge held-to-maturity investment securities as collateral for FHLB advances. No held-to-maturity investment securities were pledged for this purpose at September 30, 2023 or December 31, 2022.

A summary of the held-to-maturity securities by maturity is shown in the following table as of September 30, 2023. Actual maturities of mortgage-backed securities may differ from scheduled maturities depending on the repayment characteristics and experience of the underlying financial instruments and are therefore not included in the table below.

	September 30, 2023
			Weighted
	Amortized Cost	Fair Value	Average Yield
U.S. Treasury securities
After one but within five years	$49,263	$47,415	3.14%

As of September 30, 2023 and December 31, 2022, AIR from held-to-maturity investment securities totaled $1.3 million and $1.1 million, respectively, and was included within other assets in the consolidated statements of financial condition.

Note 4 Non-marketable Securities

The carrying balance of non-marketable securities are summarized as follows as of the dates indicated:

	September 30, 2023	December 31, 2022
Federal Reserve Bank stock	$24,062	$18,096
Federal Home Loan Bank stock	14,787	20,294
Equity method investments	23,968	21,659
Convertible preferred stock	25,000	29,000
Total	$87,817	$89,049

Non-marketable securities included FRB stock, FHLB stock and other non-marketable securities. During the nine months ended September 30, 2023 and 2022, purchases of non-marketable securities, consisting primarily of FHLB stock, totaled $93.9 million and proceeds of non-marketable securities, consisting of redemptions of FHLB stock, totaled $90.3 million. The changes in the Company’s FHLB stock holdings are directly correlated to FHLB line of credit advances and paydowns. During the nine months ended September 30, 2022, purchases totaling $11.5 million were comprised of other non-marketable securities, and proceeds from other non-marketable securities totaled $0.1 million.

FRB and FHLB stock

At September 30, 2023 and December 31, 2022, the Company held FRB stock and FHLB stock for regulatory or debt facility purposes. These are restricted securities which, lacking a market, are carried at cost. There have been no identified events or changes in circumstances that may have an adverse effect on the FRB and FHLB stock carried at cost.

Other non-marketable securities

Other non-marketable securities consist of equity method investments and convertible preferred stock without a readily determinable fair value. During the nine months ended September 30, 2023, the Company recorded $4.0 million in impairments on convertible preferred stock related to venture capital investments, included in other non-interest income in the Company’s consolidated statements of operations. No impairments were recorded during 2022. During the three and nine months ended September 30, 2023, the Company recorded net unrealized losses on equity method investments totaling zero and $0.4 million, respectively. During the three and nine months ended September 30, 2022, the Company recorded net unrealized gains on equity method investments totaling $1.3 million and $1.4 million, respectively. These gains and losses were recorded in other non-interest income in the Company’s consolidated statements of operations.

Note 5 Loans

The loan portfolio is comprised of loans originated by the Company and loans that were acquired in connection with the Company’s acquisitions. The tables below show the loan portfolio composition including carrying value by segment as of the dates shown. The carrying value of loans is net of discounts, fees, costs and fair value marks of $36.3 million and $38.8 million as of September 30, 2023 and December 31, 2022, respectively.

	September 30, 2023
	Total loans	% of total
Commercial	$4,349,012	58.1%
Commercial real estate non-owner occupied	1,814,059	24.3%
Residential real estate	1,295,991	17.3%
Consumer	19,376	0.3%
Total	$7,478,438	100.0%

	December 31, 2022
	Total loans	% of total
Commercial	$4,251,780	58.9%
Commercial real estate non-owner occupied	1,696,050	23.5%
Residential real estate	1,251,281	17.3%
Consumer	21,358	0.3%
Total	$7,220,469	100.0%

Information about delinquent and non-accrual loans is shown in the following tables at September 30, 2023 and December 31, 2022:

	September 30, 2023
		Greater
	30-89 days	than 90 days		Total past
	past due and	past due and	Non-accrual	due and
	accruing	accruing	loans	non-accrual	Current	Total loans
Commercial:
Commercial and industrial	$4,851	$—	$2,284	$7,135	$1,933,065	$1,940,200
Municipal and non-profit	—	—	—	—	1,013,272	1,013,272
Owner occupied commercial real estate	211	—	1,661	1,872	1,073,508	1,075,380
Food and agribusiness	40	140	7,244	7,424	312,736	320,160
Total commercial	5,102	140	11,189	16,431	4,332,581	4,349,012
Commercial real estate non-owner occupied:
Construction	—	—	—	—	327,756	327,756
Acquisition/development	—	—	—	—	98,412	98,412
Multifamily	—	—	—	—	328,534	328,534
Non-owner occupied	226	—	13,537	13,763	1,045,594	1,059,357
Total commercial real estate and non-owner occupied	226	—	13,537	13,763	1,800,296	1,814,059
Residential real estate:
Senior lien	1,934	8	7,662	9,604	1,195,898	1,205,502
Junior lien	808	—	762	1,570	88,919	90,489
Total residential real estate	2,742	8	8,424	11,174	1,284,817	1,295,991
Consumer	74	6	62	142	19,234	19,376
Total loans	$8,144	$154	$33,212	$41,510	$7,436,928	$7,478,438

	September 30, 2023
	Non-accrual loans	Non-accrual loans
	with a related	with no related
	allowance for	allowance for	Non-accrual
	credit loss	credit loss	loans
Commercial:
Commercial and industrial	$2,284	$—	$2,284
Municipal and non-profit	—	—	—
Owner occupied commercial real estate	237	1,424	1,661
Food and agribusiness	6,673	571	7,244
Total commercial	9,194	1,995	11,189
Commercial real estate non-owner occupied:
Construction	—	—	—
Acquisition/development	—	—	—
Multifamily	—	—	—
Non-owner occupied	65	13,472	13,537
Total commercial real estate non-owner occupied	65	13,472	13,537
Residential real estate:
Senior lien	2,914	4,748	7,662
Junior lien	462	300	762
Total residential real estate	3,376	5,048	8,424
Consumer	56	6	62
Total loans	$12,691	$20,521	$33,212

	December 31, 2022
		Greater
	30-89 days	than 90 days		Total past
	past due and	past due and	Non-accrual	due and
	accruing	accruing	loans	non-accrual	Current	Total loans
Commercial:
Commercial and industrial	$919	$53	$2,601	$3,573	$2,021,262	$2,024,835
Municipal and non-profit	—	—	—	—	959,626	959,626
Owner occupied commercial real estate	—	—	6,551	6,551	906,789	913,340
Food and agribusiness	699	—	2,148	2,847	351,132	353,979
Total commercial	1,618	53	11,300	12,971	4,238,809	4,251,780
Commercial real estate non-owner occupied:
Construction	—	—	—	—	341,325	341,325
Acquisition/development	—	—	—	—	129,102	129,102
Multifamily	—	—	—	—	213,677	213,677
Non-owner occupied	629	—	685	1,314	1,010,632	1,011,946
Total commercial real estate and non-owner occupied	629	—	685	1,314	1,694,736	1,696,050
Residential real estate:
Senior lien	446	—	4,174	4,620	1,149,728	1,154,348
Junior lien	255	—	341	596	96,337	96,933
Total residential real estate	701	—	4,515	5,216	1,246,065	1,251,281
Consumer	38	42	12	92	21,266	21,358
Total loans	$2,986	$95	$16,512	$19,593	$7,200,876	$7,220,469

	December 31, 2022
	Non-accrual loans	Non-accrual loans
	with a related	with no related
	allowance for	allowance for	Non-accrual
	credit loss	credit loss	loans
Commercial:
Commercial and industrial	$1,640	$961	$2,601
Municipal and non-profit	—	—	—
Owner occupied commercial real estate	693	5,858	6,551
Food and agribusiness	455	1,693	2,148
Total commercial	2,788	8,512	11,300
Commercial real estate non-owner occupied:
Construction	—	—	—
Acquisition/development	—	—	—
Multifamily	—	—	—
Non-owner occupied	685	—	685
Total commercial real estate non-owner occupied	685	—	685
Residential real estate:
Senior lien	3,019	1,155	4,174
Junior lien	341	—	341
Total residential real estate	3,360	1,155	4,515
Consumer	12	—	12
Total loans	$6,845	$9,667	$16,512

Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. Loans to borrowers experiencing financial difficulties may be modified. Modified loans are discussed in more detail below. There was no interest income recognized from non-accrual loans during the three or nine months ended September 30, 2023 or 2022.

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

The amortized cost basis and current period gross charge-offs for all loans as determined by the Company’s internal risk rating system and year of origination is shown in the following table as of September 30, 2023:

	September 30, 2023
							Revolving	Revolving
							loans	loans
	Origination year						amortized	converted
	2023	2022	2021	2020	2019	Prior	cost basis	to term	Total
Commercial:
Commercial and industrial:
Pass	$249,364	$423,936	$293,175	$90,830	$58,580	$118,061	$609,476	$12,009	$1,855,431
Special mention	8,741	14,588	22,428	20,749	1,221	4,209	9,448	—	81,384
Substandard	—	78	181	1,237	204	229	—	269	2,198
Doubtful	600	—	—	423	—	164	—	—	1,187
Total commercial and industrial	258,705	438,602	315,784	113,239	60,005	122,663	618,924	12,278	1,940,200
Gross charge-offs: Commercial and industrial	—	—	215	—	24	3	—	—	242
Municipal and non-profit:
Pass	67,861	140,673	248,738	84,518	57,244	387,367	26,871	—	1,013,272
Total municipal and non-profit	67,861	140,673	248,738	84,518	57,244	387,367	26,871	—	1,013,272
Owner occupied commercial real estate:
Pass	175,287	282,771	186,968	95,383	84,877	175,538	16,044	836	1,017,704
Special mention	410	15,836	8,694	—	8,031	19,865	—	—	52,836
Substandard	—	—	1,742	1,207	913	321	—	—	4,183
Doubtful	—	—	—	—	—	657	—	—	657
Total owner occupied commercial real estate	175,697	298,607	197,404	96,590	93,821	196,381	16,044	836	1,075,380
Food and agribusiness:
Pass	20,862	49,396	19,672	16,352	10,560	35,903	155,214	153	308,112
Special mention	—	—	203	—	—	3,746	450	—	4,399
Substandard	—	—	586	—	12	171	3,235	—	4,004
Doubtful	—	—	—	228	—	—	3,417	—	3,645
Total food and agribusiness	20,862	49,396	20,461	16,580	10,572	39,820	162,316	153	320,160
Total commercial	523,125	927,278	782,387	310,927	221,642	746,231	824,155	13,267	4,349,012
Gross charge-offs: Commercial	—	—	215	—	24	3	—	—	242
Commercial real estate non-owner occupied:
Construction:
Pass	18,771	150,694	54,337	58,723	1,015	—	37,310	6,906	327,756
Total construction	18,771	150,694	54,337	58,723	1,015	—	37,310	6,906	327,756
Acquisition/development:
Pass	7,025	45,635	21,087	6,036	641	9,084	8,740	—	98,248
Substandard	—	—	—	—	—	164	—	—	164
Total acquisition/development	7,025	45,635	21,087	6,036	641	9,248	8,740	—	98,412
Multifamily:
Pass	15,170	113,146	90,973	17,015	39,430	32,111	20,689	—	328,534
Total multifamily	15,170	113,146	90,973	17,015	39,430	32,111	20,689	—	328,534
Non-owner occupied
Pass	87,691	257,343	173,674	106,359	133,372	244,826	10,320	—	1,013,585
Special mention	—	—	—	7,194	3,920	11,294	—	—	22,408
Substandard	—	—	—	—	—	22,823	—	—	22,823
Doubtful	—	—	—	280	—	261	—	—	541
Total non-owner occupied	87,691	257,343	173,674	113,833	137,292	279,204	10,320	—	1,059,357
Total commercial real estate non-owner occupied	128,657	566,818	340,071	195,607	178,378	320,563	77,059	6,906	1,814,059
Residential real estate:
Senior lien
Pass	60,807	418,159	318,325	114,668	44,619	192,174	46,803	633	1,196,188
Special mention	—	—	—	—	—	475	—	—	475
Substandard	1,573	1,796	358	447	817	3,808	—	—	8,799
Doubtful	—	—	—	—	—	40	—	—	40
Total senior lien	62,380	419,955	318,683	115,115	45,436	196,497	46,803	633	1,205,502
Gross charge-offs: Senior lien	—	—	—	—	—	46	—	—	46
Junior lien
Pass	4,351	4,837	1,997	3,301	2,527	5,282	64,208	2,691	89,194
Special mention	—	—	—	—	—	27	—	—	27
Substandard	—	152	300	460	—	356	—	—	1,268
Total junior lien	4,351	4,989	2,297	3,761	2,527	5,665	64,208	2,691	90,489
Total residential real estate	66,731	424,944	320,980	118,876	47,963	202,162	111,011	3,324	1,295,991

Gross charge-offs: Residential real estate	—	—	—	—	—	46	—	—	46
Consumer
Pass	5,624	3,873	2,557	1,175	329	445	5,287	24	19,314
Substandard	—	—	2	4	—	53	3	—	62
Total consumer	5,624	3,873	2,559	1,179	329	498	5,290	24	19,376
Gross charge-offs: Consumer	914	6	1	2	0	7	—	—	930
Total loans	$724,137	$1,922,913	$1,445,997	$626,589	$448,312	$1,269,454	$1,017,515	$23,521	$7,478,438
Gross charge-offs: Total loans	914	6	216	2	24	56	—	—	1,218

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

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. Management individually evaluates collateral-dependent loans with an amortized cost basis of $250 thousand or more and includes collateral-dependent loans less than $250 thousand within the general allowance population. The amortized cost basis of collateral-dependent loans over $250 thousand was as follows at September 30, 2023 and December 31, 2022:

	September 30, 2023
			Total amortized
	Real property	Business assets	cost basis
Commercial
Commercial and industrial	$2,136	$464	$2,600
Owner-occupied commercial real estate	2,578	—	2,578
Food and agribusiness	1,672	6,638	8,310
Total Commercial	6,386	7,102	13,488
Commercial real estate non owner-occupied
Non-owner occupied	19,986	—	19,986
Total commercial real estate non owner-occupied	19,986	—	19,986
Residential real estate
Senior lien	5,037	163	5,200
Junior lien	300	—	300
Total residential real estate	5,337	163	5,500
Consumer	—	6	6
Total loans	$31,709	$7,271	$38,980

	December 31, 2022
			Total amortized
	Real property	Business assets	cost basis
Commercial
Commercial and industrial	$2,869	$791	$3,660
Owner-occupied commercial real estate	6,711	1,346	8,057
Food and agribusiness	3,020	173	3,193
Total Commercial	12,600	2,310	14,910
Commercial real estate non owner-occupied
Non-owner occupied	8,561	—	8,561
Total commercial real estate non owner-occupied	8,561	—	8,561
Residential real estate
Senior lien	2,806	—	2,806
Junior lien	460	—	460
Total residential real estate	3,266	—	3,266
Total loans	$24,427	$2,310	$26,737

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

The following schedule presents, by loan class, the amortized costs basis as of the dates shown for modified loans to borrowers experiencing financial difficulty:

	September 30, 2023

	Term extension		Payment delay
	Amortized	% of loan	Amortized	% of loan
	cost basis	class	cost basis	class
Commercial:
Commercial and industrial	$—	0.0%	$114	0.0%
Total commercial	—	0.0%	114	0.0%
Commercial real estate non-owner occupied:
Non-owner occupied	18,764	1.8%	—	0.0%
Total commercial real estate non-owner occupied	18,764	1.0%	—	0.0%
Residential real estate:
Senior lien	653	0.1%	—	0.0%
Total residential real estate	653	0.1%	—	0.0%
Total loans	$19,417	0.3%	$114	0.0%

The following schedule presents the payment status, by loan class, the amortized cost basis of loans that have been modified in the last twelve months as of September 30, 2023:

	September 30, 2023

	Current	Non-accrual
Commercial:
Commercial and industrial	$114	$—
Total commercial	114	—
Commercial real estate non-owner occupied:
Non-owner occupied	5,292	13,472
Total commercial real estate non-owner occupied	5,292	13,472
Residential real estate:
Senior lien	653	—
Total residential real estate	653	—
Total loans	$6,059	$13,472

Accrual of interest is resumed on loans that were previously on non-accrual only after the loan has performed sufficiently for a period of time. The Company had one TDM with an amortized cost totaling $13.5 million that was modified within the past twelve months, utilizing a term extension, and had defaulted on their modified terms during the nine months ended September 30, 2023. For purposes of this disclosure, the Company considers “default” to mean 90 days or more past due on principal or interest. The allowance for credit losses related to TDMs on non-accrual status is determined by individual evaluation, including collateral adequacy, using the same process as loans on non-accrual status which are not classified as TDMs.

The following schedule presents the financial effect of the modifications made to borrowers experiencing financial difficulty as of September 30, 2023:

September 30, 2023
Financial effect
	Term extension	Payment delay	Combination - Interest Rate Reduction and Term Extension
Commercial:
Commercial and industrial		Delayed payments for a weighted average of 0.2 year
Commercial real estate non-owner occupied:
Non-owner occupied	Extended weighted average of 0.3 years to the life of loans, which reduced monthly payment amounts
Residential real estate:
Senior lien			Reduced weighted average contractual interest rate by 2.5% and renewed with a weighted average life of 30 years, which reduced monthly payment amounts

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

During the nine months ended September 30, 2022, the Company had two TDRs totaling $2.3 million that were modified within the past 12 months and had defaulted on their modified terms. For purposes of this disclosure, the Company considers “default” to mean 90 days or more past due on principal or interest. The allowance for credit losses related to TDRs on non-accrual status was determined by individual evaluation, including collateral adequacy, using the same process as loans on non-accrual status, which were not classified as TDRs.

Note 6 Allowance for Credit Losses

The tables below detail the Company’s allowance for credit losses as of the dates shown:

	Three months ended September 30, 2023
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$42,058	$30,768	$19,331	$424	$92,581
Charge-offs	(239)	—	—	(301)	(540)
Recoveries	241	1	7	31	280
Provision expense (release) for credit losses	3,231	(2,301)	(47)	242	1,125
Ending balance	$45,291	$28,468	$19,291	$396	$93,446

	Nine months ended September 30, 2023
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$37,608	$32,050	$19,306	$589	$89,553
Charge-offs	(242)	—	(46)	(930)	(1,218)
Recoveries	286	3	19	78	386
Provision expense (release) for credit losses	7,639	(3,585)	12	659	4,725
Ending balance	$45,291	$28,468	$19,291	$396	$93,446

	Three months ended September 30, 2022
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$32,011	$8,426	$10,072	$351	$50,860
Day 1 CECL provision expense	2,261	2,327	596	17	5,201
Purchase credit deteriorated ("PCD") allowance for credit loss at acquisition	2,257	2	215	—	2,474
Charge-offs	—	—	—	(253)	(253)
Recoveries	40	—	3	23	66
Provision expense for credit losses	1,651	3,419	1,988	217	7,275
Ending balance	$38,220	$14,174	$12,874	$355	$65,623

	Nine months ended September 30, 2022
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$31,256	$10,033	$8,056	$349	$49,694
Day 1 CECL provision expense	2,261	2,327	596	17	5,201
PCD allowance for credit loss at acquisition	2,257	2	215	—	2,474
Charge-offs	(754)	—	(2)	(582)	(1,338)
Recoveries	115	21	49	71	256
Provision expense for credit losses	3,085	1,791	3,960	500	9,336
Ending balance	$38,220	$14,174	$12,874	$355	$65,623

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

Net charge-offs on loans during the three and nine months ended September 30, 2023 were $0.3 million and $0.8 million, respectively. The Company recorded an increase in the allowance for credit losses of $1.1 million during the three months ended September 30, 2023, primarily driven by loan growth. During the nine months ended September 30, 2023, the Company recorded an increase in the allowance for credit losses of $4.7 million, driven by loan growth and higher reserve requirements.

Net charge-offs on loans during the three and nine months ended September 30, 2022 were $0.2 million and $1.1 million, respectively. The Company recorded an increase in the allowance for credit losses of $15.0 million during the three months ended September 30, 2022. During the nine months ended September 30, 2022, the Company recorded an increase in the allowance for credit losses of $17.0 million, driven by record loan growth, higher reserve requirements from changes in the CECL model’s underlying macro-economic forecast and Day 1 reserve requirements for the acquired Rock Canyon Bank (“RCB”) portfolio.

The Company has elected to exclude AIR from the allowance for credit losses calculation. As of September 30, 2023 and December 31, 2022, AIR from loans totaled $41.7 million and $31.8 million, respectively.

Note 7 Other Real Estate Owned

A summary of the activity in other real estate owned (“OREO”) during the nine months ended September 30, 2023 and 2022 is as follows:

	For the nine months ended September 30,
	2023	2022
Beginning balance	$3,731	$7,005
Transfers from loan portfolio, at fair value	—	58
Impairments	(55)	(452)
Sales	(260)	(2,916)
Ending balance	$3,416	$3,695

During the three months ended September 30, 2023, the Company sold no OREO properties. During the three months ended September 30, 2022, the Company sold OREO properties with net book balances of $1.1 million. During the nine months ended September 30, 2023 and 2022, the Company sold OREO properties with net book balances of $0.3 million and $2.9 million, respectively.

Note 8 Goodwill and Intangible Assets

Goodwill and other intangible assets

In connection with our acquisitions, the Company’s goodwill was $306.0 million as of September 30, 2023. Goodwill is measured as the excess of the fair value of consideration paid over the fair value of net assets acquired. No goodwill impairment was recorded during the three or nine months ended September 30, 2023 or the year ended December 31, 2022.

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

The gross carrying amount of other intangible assets and the associated accumulated amortization at September 30, 2023 and December 31, 2022, are presented as follows:

	September 30, 2023			December 31, 2022
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
Core deposit intangible	$91,566	$(48,765)	$42,801	$91,566	$(44,775)	$46,791
Customer relationship intangible	17,000	(1,266)	15,734	1,300	(32)	1,268
Internally developed technology	2,300	(153)	2,147	—	—	—
Total	$110,866	$(50,184)	$60,682	$92,866	$(44,807)	$48,059

The Company is amortizing intangibles from acquisitions over a weighted average period of 9.8 years from the date of the respective acquisitions. The core deposit and customer relationship intangibles are being amortized over a weighted average period of 10 years, and the internally developed technology intangible is being amortized over a weighted average period of five years. The Company recognized other intangible assets amortization expense of $2.0 million and $5.4 million during the three and nine months ended September 30, 2023, respectively. During the three and nine months ended September 30, 2022, the Company recognized other intangible assets amortization expense of $0.4 million and $1.0 million, respectively.

The following table shows the estimated future amortization expense during the next five years for other intangible assets as of September 30, 2023:

Years ending December 31,	Amount
For the three months ending December 31, 2023	$1,969
For the year ending December 31, 2024	7,908
For the year ending December 31, 2025	7,786
For the year ending December 31, 2026	7,664
For the year ending December 31, 2027	7,542

Servicing Rights

Mortgage servicing rights

Mortgage servicing rights (“MSRs”) represent rights to service loans originated by the Company and sold to government-sponsored enterprises including FHLMC, FNMA, GNMA and FHLB and are included in other assets in the consolidated statements of financial condition. Mortgage loans serviced for others were $0.5 billion and $1.0 billion at September 30, 2023 and 2022, respectively.

Below are the changes in the MSRs for the periods presented:

	For the nine months ended September 30,
	2023	2022
Beginning balance	$9,162	$5,957
Originations	993	3,895
Sales	(4,664)	—
Recovery (impairment)	66	(6)
Amortization	(675)	(713)
Ending balance	4,882	9,133
Fair value of mortgage servicing rights	$7,514	$13,782

During the nine months ended September 30, 2023, the Company sold rights to service loans totaling $486.7 million in unpaid principal balances from our mortgage servicing rights portfolio. As a result of the sale, the book value of our mortgage servicing right intangible decreased $4.7 million and generated a gain of $1.1 million included in mortgage banking income in the consolidated statements of operations.

The fair value of MSRs was determined based upon a discounted cash flow analysis. The cash flow analysis included assumptions for discount rates and prepayment speeds. The discount rate ranged from 10.0% to 10.5% and the constant prepayment speed ranged from

6.0% to 10.6% for the September 30, 2023 valuation. The discount rate was 9.5%, and the constant prepayment speed ranged from 7.6% to 7.8% for the September 30, 2022 valuation. Included in mortgage banking income in the consolidated statements of operations was servicing income of $0.6 million and $1.9 million for the three and nine months ended September 30, 2023, respectively, and $0.7 million and $1.8 million for the three and nine months ended September 30, 2022, respectively.

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

The following table shows the estimated future amortization expense during the next five years for the MSRs as of September 30, 2023:

Years ending December 31,	Amount
For the three months ending December 31, 2023	$133
For the year ending December 31, 2024	517
For the year ending December 31, 2025	461
For the year ending December 31, 2026	411
For the year ending December 31, 2027	366

SBA servicing asset

The SBA servicing asset represents the value associated with servicing small business real estate loans that have been sold to outside investors with servicing retained. The SBA servicing asset is evaluated and impairment is recognized to the extent fair value is less than the carrying amount. The Company evaluates impairment by stratifying the SBA servicing asset based on the predominant risk characteristics of the underlying loans, including loan type and loan term. The Company is amortizing the SBA servicing asset in proportion to and over the period of the estimated net servicing income of the underlying loans. The Company serviced $108.2 million of SBA loans, as of September 30, 2023. For the three and nine months ended September 30, 2023, the Company recognized SBA servicing asset fee income totaling $0.1 million and $0.7 million, respectively.

Below are the changes in the SBA servicing asset for the period presented:

For the nine months ended September 30,
2023
Beginning balance	$2,666
Originations	325
Disposals	(321)
Recovery	153
Amortization	(104)
Ending balance	2,719
Fair value of SBA servicing asset	$2,719

The Company uses assumptions and estimates in determining the fair value of SBA loan servicing rights. These assumptions include prepayment speeds, discount rates, and other assumptions. The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge. The key assumptions used to determine the fair value of the Company’s SBA loan servicing rights included a weighted average lifetime constant prepayment rate equal to 14.08%, and a weighted average discount rate equal to 13.74%.

Note 9 Borrowings

Borrowings consist of securities sold under agreements to repurchase, long-term debt and FHLB advances.

Securities sold under agreements to repurchase

The Company enters into repurchase agreements to facilitate the needs of its clients. As of September 30, 2023 and December 31, 2022, the Company sold securities under agreements to repurchase totaling $20.3 million and $20.2 million, respectively. The

Company pledged mortgage-backed securities with a fair value of approximately $29.9 million and $32.0 million as of September 30, 2023 and December 31, 2022, respectively, for these agreements. The Company monitors collateral levels on a continuous basis and may be required to provide additional collateral based on the fair value of the underlying securities. As of September 30, 2023 and December 31, 2022, the Company had $9.6 million and $11.8 million, respectively, of excess collateral pledged for repurchase agreements.

Federal Home Loan Bank advances

As a member of the FHLB, the Banks have access to a line of credit and term financing from the FHLB with total available credit of $1.7 billion at September 30, 2023. The Company may utilize the FHLB line of credit as a funding mechanism for originated loans and loans held for sale. At September 30, 2023 and December 31, 2022, the Banks had $316.8 million and $385.0 million, respectively, of outstanding borrowings from the FHLB. The Banks may pledge investment securities and loans as collateral for FHLB advances. There were no investment securities pledged for FHLB advances at September 30, 2023 or December 31, 2022. Loans pledged were $2.5 billion and $2.0 billion at September 30, 2023 and December 31, 2022, respectively. The Company incurred $4.4 million and $17.1 million of interest expense related to FHLB advances and other short-term borrowings for the three and nine months ended September 30, 2023, respectively. There was no interest expense related to FHLB advances and other short-term borrowings for the three and nine months ended September 30, 2022.

Long-term debt

The Company holds a subordinated note purchase agreement to issue and sell a fixed-to-floating rate note totaling $40.0 million. The balance on the note at September 30, 2023, net of long-term debt issuance costs totaling $0.3 million, totaled $39.7 million. During the three and nine months ended September 30, 2023, interest expense totaling $0.3 million and $0.9 million, respectively, was recorded in the consolidated statements of operations, consistent with the same periods in 2022.

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

As part of the acquisition of BOJH on October 1, 2022, the Company assumed three subordinated note purchase agreements to issue and sell fixed-to-floating rate notes totaling $15.0 million. The balance on the notes at September 30, 2023, net of the fair value adjustment from the acquisition of $0.5 million, totaled $14.5 million. Interest expense related to the notes totaling $0.1 million and $0.4 million was recorded in the consolidated statements of operations during the three and nine months ended September 30, 2023, respectively.

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

Under the Basel III requirements, at September 30, 2023 and December 31, 2022, the Company and the Banks met all capital requirements, including the capital conservation buffer of 2.5%. The Company and the Banks had regulatory capital ratios in excess of the levels established for well-capitalized institutions, as detailed in the tables below:

	September 30, 2023
			Required to be		Required to be
			well capitalized under		considered
			prompt corrective		adequately
	Actual		action provisions		capitalized(1)
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio:
Consolidated	9.6%	$913,466	N/A	N/A	4.0%	$382,103
NBH Bank	8.9%	843,039	5.0%	$475,757	4.0%	380,606
Bank of Jackson Hole Trust	29.9%	11,453	5.0%	1,918	4.0%	1,534
Common equity tier 1 risk based capital:
Consolidated	11.6%	$913,466	N/A	N/A	7.0%	$550,588
NBH Bank	10.8%	843,039	6.5%	$508,881	7.0%	548,026
Bank of Jackson Hole Trust	72.0%	11,453	6.5%	1,034	7.0%	1,113
Tier 1 risk based capital ratio:
Consolidated	11.6%	$913,466	N/A	N/A	8.5%	$668,571
NBH Bank	10.8%	843,039	8.0%	$626,315	8.5%	665,460
Bank of Jackson Hole Trust	72.0%	11,453	8.0%	1,273	8.5%	1,352
Total risk based capital ratio:
Consolidated	13.5%	$1,060,695	N/A	N/A	10.5%	$825,882
NBH Bank	12.0%	935,269	10.0%	$782,894	10.5%	822,039
Bank of Jackson Hole Trust	72.0%	11,453	10.0%	1,591	10.5%	1,670

	December 31, 2022
			Required to be		Required to be
			well capitalized under		considered
			prompt corrective		adequately
	Actual		action provisions		capitalized(1)
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio:
Consolidated	9.3%	$857,403	N/A	N/A	4.0%	$369,335
NBH Bank	8.6%	788,462	5.0%	$458,593	4.0%	366,874
Bank of Jackson Hole Trust	31.0%	11,238	5.0%	1,373	4.0%	1,099
Common equity tier 1 risk based capital:
Consolidated	10.5%	$857,403	N/A	N/A	7.0%	$574,339
NBH Bank	9.7%	788,462	6.5%	$528,334	7.0%	568,975
Bank of Jackson Hole Trust	71.6%	11,238	6.5%	1,020	7.0%	1,098
Tier 1 risk based capital ratio:
Consolidated	10.5%	$857,403	N/A	N/A	8.5%	$697,412
NBH Bank	9.7%	788,462	8.0%	$650,257	8.5%	690,898
Bank of Jackson Hole Trust	71.6%	11,238	8.0%	1,255	8.5%	1,333
Total risk based capital ratio:
Consolidated	12.2%	$1,000,398	N/A	N/A	10.5%	$861,509
NBH Bank	10.8%	876,458	10.0%	$812,821	10.5%	853,462
Bank of Jackson Hole Trust	71.6%	11,238	10.0%	1,569	10.5%	1,647

(1)	Includes the capital conservation buffer of 2.5%.

Note 11 Revenue from Contracts with Clients

Revenue is recognized when obligations under the terms of a contract with clients are satisfied. Below is the detail of the Company’s revenue from contracts with clients, including service charges and other deposit account related fees, bank card fees and other non-interest income. Other non-interest income includes trust and wealth management fees and Cambr fee income.

Service charges and other account-related fees

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

Other non-interest income

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

Other non-interest expense

Included within other non-interest expense are gains and losses from OREO sales, which are recognized when the Company meets its performance obligation to transfer title to the buyer. The gain or loss is measured as the excess of the proceeds received compared to the OREO carrying value. Sales proceeds are received in cash at the time of transfer.

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, and non-interest expense in-scope of Topic 606 for the three and nine months ended September 30, 2023 and 2022:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Non-interest income
In-scope of Topic 606:
Service charges and other account-related fees	$6,819	$4,867	$18,356	$13,444
Bank card fees	4,993	4,681	14,721	13,345
Other non-interest income	1,167	—	3,386	—
Non-interest income (in-scope of Topic 606)	12,979	9,548	36,463	26,789
Non-interest income (out-of-scope of Topic 606)	6,386	7,810	11,390	26,385
Total non-interest income	$19,365	$17,358	$47,853	$53,174
Non-interest expense
In-scope of Topic 606:
Other non-interest expense	$—	$378	$(11)	$648
Total revenue in-scope of Topic 606	$12,979	$9,926	$36,452	$27,437

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

The following table summarizes stock option activity for the nine months ended September 30, 2023:

			Weighted
			average
		Weighted	remaining
		average	contractual	Aggregate
		exercise	term in	intrinsic
	Options	price	years	value
Outstanding at December 31, 2022	717,088	$29.79	5.98	$8,850
Granted	107,530	33.46
Exercised	(8,683)	20.36
Forfeited	(4,690)	35.57
Outstanding at September 30, 2023	811,245	30.34	5.73	2,571
Options exercisable at September 30, 2023	623,666	28.41	4.76	2,569
Options vested and expected to vest	791,825	30.20	5.65	2,571

Stock option expense is a component of salaries and benefits in the consolidated statements of operations and totaled $0.1 million and $0.8 million for the three and nine months ended September 30, 2023, respectively, and $0.1 million and $0.6 million for the three and nine months ended September 30, 2022, respectively. At September 30, 2023, there was $0.6 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. The cost is expected to be recognized over a weighted average period of 2.2 years.

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

The weighted-average grant date fair value per unit for the awards granted during the nine months ended September 30, 2023 of the EPS target portion and the TSR target portion was $33.46 and $27.06, respectively. The initial weighted-average performance price for the TSR target portion granted during 2023 was $42.37. During the nine months ended September 30, 2023, the Company awarded an additional 18,664 units due to final performance results related to performance stock units granted in 2020.

The following table summarizes restricted stock and performance stock unit activity during the nine months ended September 30, 2023:

		Weighted		Weighted
	Restricted	average grant-	Performance	average grant-
	stock shares	date fair value	stock units	date fair value
Unvested at December 31, 2022	165,137	$38.28	155,857	$33.81
Granted	184,227	31.15	79,215	30.57
Adjustment due to performance	—	—	18,664	25.94
Vested	(79,014)	35.08	(74,142)	26.55
Forfeited	(7,275)	35.63	(6,995)	35.05
Unvested at September 30, 2023	263,075	$34.32	172,599	$34.54

As of September 30, 2023, the total unrecognized compensation cost related to the non-vested restricted stock awards and performance stock units totaled $5.6 million and $3.4 million, respectively, and is expected to be recognized over a weighted average period of approximately 2.2 years and 1.9 years, respectively. Expense related to non-vested restricted stock awards totaled $1.2 million and $3.2 million during the three and nine months ended September 30, 2023, respectively, and $0.9 million and $2.5 million during the three and nine months ended September 30, 2022, respectively. Expense related to non-vested performance stock units totaled $0.4 million and $1.3 million during the three and nine months ended September 30, 2023, respectively, and $0.4 million and $1.2 million during the three and nine months ended September 30, 2022, respectively. Expense related to non-vested restricted stock awards and units is a component of salaries and benefits in the Company’s consolidated statements of operations.

Employee stock purchase plan

The 2014 Employee Stock Purchase Plan (“ESPP”) is intended to be a qualified plan within the meaning of Section 423 of the Internal Revenue Code of 1986 and allows eligible employees to purchase shares of common stock up to a limit of $25,000 per calendar year and 2,000 shares per offering period. The price an employee pays for shares is 90.0% of the fair market value of Company common stock on the last day of the offering period. The offering periods are the six-month periods commencing on March 1 and September 1 of each year and ending on August 31 and February 28 (or February 29 in the case of a leap year) of each year. There are no vesting or other restrictions on the stock purchased by employees under the ESPP. Under the ESPP, the total number of shares of common stock reserved for issuance totaled 400,000 shares, of which 235,919 was available for issuance at September 30, 2023.

Under the ESPP, employees purchased 26,563 shares and 19,414 shares during the nine months ended September 30, 2023 and 2022, respectively.

Note 13 Common Stock

The Company had 37,739,776 and 37,608,519 shares of Class A common stock outstanding at September 30, 2023 and December 31, 2022, respectively. Additionally, the Company had 263,075 and 165,137 shares outstanding at September 30, 2023 and December 31, 2022, respectively, of restricted Class A common stock issued but not yet vested under the 2023 Omnibus Incentive Plan that are not included in shares outstanding until such time that they are vested; however, these shares do have voting and certain dividend rights during the vesting period.

On May 9, 2023, the Company’s Board of Directors authorized a new program to repurchase up to $50.0 million of the Company’s stock from time to time in either the open market or through privately negotiated transactions. The remaining authorization under the current program as of September 30, 2023 was $50.0 million.

Note 14 Earnings Per Share

The Company calculates earnings per share under the two-class method, as certain non-vested share awards contain non-forfeitable rights to dividends. As such, these awards are considered securities that participate in the earnings of the Company. Non-vested shares are discussed further in note 12.

The Company had 37,739,776 and 33,189,253 shares of Class A common stock outstanding as of September 30, 2023 and 2022, respectively, exclusive of issued non-vested restricted shares. Certain stock options and non-vested restricted shares are potentially dilutive securities, but are not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive for the three and nine months ended September 30, 2023 and 2022.

The following table illustrates the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2023 and 2022:

	For the three months ended		For the nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net income	$36,087	$15,839	$108,927	$54,553
Less: income allocated to participating securities	(68)	(39)	(179)	(111)
Income allocated to common shareholders	$36,019	$15,800	$108,748	$54,442
Weighted average shares outstanding for basic earnings per common share	37,990,659	31,259,188	37,911,896	30,539,266
Dilutive effect of equity awards	143,679	271,887	182,014	295,364
Weighted average shares outstanding for diluted earnings per common share	38,134,338	31,531,075	38,093,910	30,834,630
Basic earnings per share	$0.95	$0.51	$2.87	$1.78
Diluted earnings per share	0.94	0.50	2.85	1.77

The Company had 811,245 and 730,502 outstanding stock options to purchase common stock at weighted average exercise prices of $30.34 and $29.56 per share at September 30, 2023 and 2022, respectively, which have time-vesting criteria, and as such, any dilution is derived only for the time frame in which the vesting criteria had been met and where the inclusion of those stock options is dilutive. The Company had 435,674 and 325,202 unvested restricted shares and performance stock units issued as of September 30, 2023 and 2022, respectively, which have performance, market and/or time-vesting criteria, and as such, any dilution is derived only for the time frame in which the vesting criteria had been met and where the inclusion of those restricted shares and units is dilutive.

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

Fair values of derivative instruments on the balance sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the consolidated statements of financial condition as of September 30, 2023 and December 31, 2022. Information about the valuation methods used to measure fair value is provided in note 18.

		Asset derivatives fair value			Liability derivatives fair value
	Balance Sheet	September 30,	December 31,	Balance Sheet	September 30,	December 31,
	location	2023	2022	Location	2023	2022
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$41,612	$34,164	Other liabilities	$2,464	$1,929
Total derivatives designated as hedging instruments		$41,612	$34,164		$2,464	$1,929

Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$10,972	$10,657	Other liabilities	$13,471	$10,660
Interest rate lock commitments	Other assets	252	197	Other liabilities	55	174
Forward contracts	Other assets	183	210	Other liabilities	2	104
Total derivatives not designated as hedging instruments		$11,407	$11,064		$13,528	$10,938

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

For derivatives that qualify and are designated as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest income in the same period(s) during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis. The earnings recognition of excluded components is included in interest income. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income as interest payments are received on the Company’s variable-rate assets. As of September 30, 2023, the Company had cash flow hedges with a notional amount of $200.0 million. The Company expects to reclassify $2.0 million from accumulated other comprehensive income (loss) (“AOCI”) as a reduction to interest income during the next 12 months.

Fair value hedges

Interest rate swaps designated as fair value hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of September 30, 2023, the Company had interest rate swaps with a notional amount of $337.4 million, which were designated as fair value hedges of interest rate risk. As of December 31, 2022, the Company had interest rate swaps with a notional amount of $340.1 million that were designated as fair value hedges. These interest rate swaps were associated with $462.5 million and $482.7 million of the Company’s fixed-rate loans as of September 30, 2023 and December 31, 2022, respectively, before a gain of $8.4 million and $29.7 million from the fair value hedge adjustment in the carrying amount, included in loans receivable in the statements of financial condition as of September 30, 2023 and December 31, 2022, respectively. Fair value hedge adjustments included basis adjustments on terminated positions to be amortized through the contractual maturity date of each respective hedged item. Excluding those terminated positions, the fair value hedge adjustments consisted of gains totaling $42.5 million and $33.4 million as of September 30, 2023 and December 31, 2022, respectively.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives.

Non-designated hedges

Derivatives not designated as hedges are not speculative and consist of interest rate swaps with commercial banking clients that facilitate their respective risk management strategies. Interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the client swaps and the offsetting swaps are recognized directly in earnings. As of September 30, 2023, the Company had matched interest rate swap transactions with an aggregate notional amount of $436.0 million related to this program. As of December 31, 2022, the Company had matched interest rate swap transactions with an aggregate notional amount of $383.0 million. Derivative fee income from non-designated hedges totaled $0.4 million and $0.7 million for the three and nine months ended September 30, 2023, respectively. During the three and nine months ended September 30, 2022, derivative fee income from non-designated hedges totaled $0.3 million and $0.5 million, respectively.

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

The Company had interest rate lock commitments with a notional value of $27.9 million and forward contracts with a notional value of $34.9 million at September 30, 2023. At December 31, 2022, the Company had interest rate lock commitments with a notional value of $35.5 million and forward contracts with a notional value of $45.0 million.

Effect of derivative instruments on the consolidated statements of operations and accumulated other comprehensive income

The tables below present the effect of the Company’s derivative financial instruments in the consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022:

	Location of gain (loss)	Amount of gain recognized in income on derivatives
Derivatives in fair value	recognized in income on	For the three months ended September 30,		For the nine months ended September 30,
hedging relationships	derivatives	2023	2022	2023	2022
Interest rate products	Interest and fees on loans	$13,005	$13,893	$16,855	$44,183

	Location of gain (loss)	Amount of loss recognized in income on hedged items
	recognized in income on	For the three months ended September 30,		For the nine months ended September 30,
Hedged items	hedged items	2023	2022	2023	2022
Interest rate products	Interest and fees on loans	$(10,255)	$(14,589)	$(9,940)	$(47,601)

	Location of gain (loss)	Amount of (loss) gain recognized in income on derivatives
Derivatives not designated	recognized in income on	For the three months ended September 30,		For the nine months ended September 30,
as hedging instruments	derivatives	2023	2022	2023	2022
Interest rate products	Other non-interest expense	$(33)	$49	$(32)	$5
Interest rate lock commitments	Mortgage banking income	30	(1,936)	73	(2,780)
Forward contracts	Mortgage banking income	49	2,179	74	2,095
Total		$46	$292	$115	$(680)

The table below presents the effect of fair value cash flow hedge accounting on AOCI as of the dates presented. The Company did not utilize cash flow hedges until the third quarter of 2022.

	For the three months ended September 30, 2023
	Loss recognized in OCI on derivatives	Loss recognized in OCI included component	Loss recognized in OCI excluded component	Location of Loss recognized from AOCI into income	Loss reclassified from AOCI into income	Loss reclassified from AOCI into income included component	Loss reclassified from AOCI into income excluded component
Derivatives in cash flow hedging relationships:
Interest rate products	$(1,122)	$(818)	$(304)	Interest income	$(493)	$(374)	$(119)

	For the nine months ended September 30, 2023
	Loss recognized in OCI on derivatives	Loss recognized in OCI included component	Loss recognized in OCI excluded component	Location of Loss recognized from AOCI into income	Loss reclassified from AOCI into income	Loss reclassified from AOCI into income included component	Loss reclassified from AOCI into income excluded component
Derivatives in cash flow hedging relationships:
Interest rate products	$(2,773)	$(2,254)	$(519)	Interest income	$(1,158)	$(821)	$(337)

	For the three and nine months ended September 30, 2022
	Loss recognized in OCI on derivatives	Loss recognized in OCI included component	Loss recognized in OCI excluded component	Location of Loss recognized from AOCI into income	Gain reclassified from AOCI into income	Loss reclassified from AOCI into income included component	Gain reclassified from AOCI into income excluded component
Derivatives in cash flow hedging relationships:
Interest rate products	$(2,355)	$(1,827)	$(528)	Interest income	$(14)	$—	$(14)

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

As of September 30, 2023, the termination value of derivatives in a net liability position related to these agreements was zero. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and, as of September 30, 2023, the Company had met these thresholds. If the Company had breached any of these provisions at September 30, 2023, it could have been required to settle its obligations under the agreements at the termination value.

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

Total unfunded commitments at September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023	December 31, 2022
Commitments to fund loans	$885,416	$1,124,942
Credit card lines of credit	6,888	7,167
Unfunded commitments under lines of credit	907,916	862,369
Commercial and standby letters of credit	9,880	13,859
Total unfunded commitments	$1,810,100	$2,008,337

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

Contingencies

Mortgage loans sold to investors may be subject to repurchase or indemnification in the event of specific default by the borrower or subsequent discovery that underwriting standards were not met. The Company established a reserve liability for expected losses related to these representations and warranties based upon management’s evaluation of actual and historic loss history, delinquency trends or other documentation or deficiency findings in the portfolio and economic conditions. Charges against the reserve during the three and nine months ended September 30, 2023 totaling $47 thousand and $134 thousand, respectively, were primarily driven by early payoffs and repurchases. Charges against the reserve during the three and nine months ended September 30, 2022 totaling $74 thousand and $218 thousand, respectively, were primarily driven by early payoffs and repurchases. The repurchase reserve is included in other liabilities in the consolidated statements of financial condition.

The following table summarizes mortgage repurchase reserve activity for the periods presented:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Beginning balance	$1,315	$1,878	$1,725	$2,102
Provision charged to (released from) operating expense, net	—	35	(323)	(45)
Charge-offs	(47)	(74)	(134)	(218)
Ending balance	$1,268	$1,839	$1,268	$1,839

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

Changes in the valuation inputs used for measuring the fair value of financial instruments may occur due to changes in current market conditions or other factors. Such changes may necessitate a transfer of the financial instruments to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfer occurs. During the nine months ended September 30, 2023 and 2022, there were no transfers of financial instruments between the hierarchy levels.

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

Mortgage banking derivatives—The Company relies on a third-party pricing service to value its mortgage banking derivative financial assets and liabilities, which the Company classifies as a level 3 valuation. The external valuation model to estimate the fair value of its interest rate lock commitments to originate residential mortgage loans held for sale includes grouping the interest rate lock commitments by interest rate and terms, applying an average 83.9% estimated pull-through rate based on historical experience, and then multiplying by quoted investor prices determined to be reasonably applicable to the loan commitment groups based on interest rate, terms and rate lock expiration dates of the loan commitment groups. The Company also relies on an external valuation model to estimate the fair value of its forward commitments to sell residential mortgage loans (i.e., an estimate of what the Company would receive or pay to terminate the forward delivery contract based on market prices for similar financial instruments), which includes matching specific terms and maturities of the forward commitments against applicable investor pricing.

The tables below present the financial instruments measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 in the consolidated statements of financial condition utilizing the hierarchy structure described above:

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
U.S. Treasuries	$71,862	$—	$—	$71,862
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	196,848	—	196,848
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	348,942	—	348,942
Municipal securities	—	152	—	152
Corporate debt	—	1,849	—	1,849
Loans held for sale	—	19,048	—	19,048
Interest rate swap derivatives	—	52,584	—	52,584
Mortgage banking derivatives	—	—	435	435
Total assets at fair value	$71,862	$619,423	$435	$691,720
Liabilities:
Interest rate swap derivatives	$—	$15,935	$—	$15,935
Mortgage banking derivatives	—	—	57	57
Total liabilities at fair value	$—	$15,935	$57	$15,992

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
U.S. Treasuries	$71,388	$—	$—	$71,388
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	226,131	—	226,131
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	405,926	—	405,926
Municipal securities	—	153	—	153
Corporate debt	—	1,920	—	1,920
Loans held for sale	—	22,767	—	22,767
Interest rate swap derivatives	—	44,821	—	44,821
Mortgage banking derivatives	—	—	407	407
Total assets at fair value	$71,388	$701,718	$407	$773,513
Liabilities:
Interest rate swap derivatives	$—	$12,589	$—	$12,589
Mortgage banking derivatives	—	—	278	278
Total liabilities at fair value	$—	$12,589	$278	$12,867

The table below details the changes in level 3 financial instruments during the nine months ended September 30, 2023:

Mortgage banking
derivatives, net
Balance at December 31, 2022	$129
Loss included in earnings, net	147
Fees and costs included in earnings, net	102
Balance at September 30, 2023	$378

Fair Value of Financial Instruments Measured on a Non-recurring Basis

Certain assets may be recorded at fair value on a non-recurring basis as conditions warrant. These non-recurring fair value measurements typically result from the application of lower of cost or fair value accounting or a write-down occurring during the period.

Individually evaluated loans—The Company records individually evaluated loans based on the fair value of the collateral when it is probable that the Company will be unable to collect all contractual amounts due in accordance with the terms of the loan agreement. The Company relies on third-party appraisals and internal assessments, utilizing a discount rate in the range of 6% - 27% with a weighted average discount rate of 11.7%, in determining the estimated fair values of these loans. The inputs used to determine the fair values of loans are considered level 3 inputs in the fair value hierarchy. At September 30, 2023, the Company recorded a specific reserve of $6.1 million related to nine loans with a carrying value of $22.1 million. At September 30, 2022, the Company recorded a specific reserve of $2.9 million related to nine loans with a carrying balance of $7.2 million.

OREO—OREO is recorded at the fair value of the collateral less estimated selling costs using a range of 6% to 10% with a weighted average discount rate of 6.2%. The estimated fair values of OREO are updated periodically and further write-downs may be taken to reflect a new basis. The Company recognized $55 thousand and $452 thousand of OREO impairment during the nine months ended September 30, 2023 and 2022, respectively. The fair values of OREO are derived from third-party price opinions or appraisals that generally use an income approach or a market value approach. If reasonable comparable appraisals are not available, the Company may use internally developed models to determine fair values. The inputs used to determine the fair value of OREO properties are considered level 3 inputs in the fair value hierarchy.

Mortgage servicing rights—MSRs represent the value associated with servicing residential real estate loans that have been sold to outside investors with servicing retained. The fair value for servicing assets is determined through discounted cash flow analysis and utilizes a discount rate and weighted average rate ranging from 10.0% to 10.5% at September 30, 2023 and prepayment speed assumption ranges of 6.0% to 10.6% with a weighted average rate of 6.1% at September 30, 2023. The weighted average MSRs are subject to impairment testing. The carrying values of these MSRs are reviewed quarterly for impairment based upon the calculation of fair value. For purposes of measuring impairment, the MSRs are stratified into certain risk characteristics including note type and note term. If the valuation model reflects a value less than the carrying value, MSRs are adjusted to fair value through a valuation allowance and the adjustment is included in mortgage banking income in the consolidated statements of operations. During the nine months ended September 30, 2023, the Company recorded a recovery totaling $66 thousand. There was $6 thousand of impairment during the nine months ended September 30, 2022. The inputs used to determine the fair values of MSRs are considered level 3 inputs in the fair value hierarchy.

SBA servicing asset— The SBA servicing asset represents the value associated with servicing small business real estate loans that have been sold to outside investors with servicing retained. The fair value for the SBA servicing asset is determined through a discounted cash flow analysis and utilizes a weighted average discount rate of 13.7% and a weighted average lifetime constant prepayment rate of 14.1%. The SBA servicing asset is amortized over the period of the estimated future net servicing life of the underlying assets, and it is evaluated quarterly for impairment based upon the fair value of the rights as compared to their amortized cost. Impairment is recognized on the income statement to the extent the fair value is less than the capitalized amount of the SBA servicing asset. The Company recorded no impairment for the nine months ended September 30, 2023 or 2022.

The Company may be required to record fair value adjustments on other available-for-sale and municipal securities valued at par on a non-recurring basis.

The tables below provide information regarding losses from assets recorded at fair value on a non-recurring basis during the nine months ended September 30, 2023 and 2022:

	September 30, 2023
	Total	Losses from fair value changes
Individually evaluated loans	$42,642	$1,218
Other real estate owned	3,416	55
Premises and equipment	13,169	244
Total	$59,227	$1,517

	September 30, 2022
	Total	Losses from fair value changes
Individually evaluated loans	$20,504	$1,338
Other real estate owned	3,695	452
Mortgage servicing rights	9,133	6
Total	$33,332	$1,796

The Company did not record any liabilities measured at fair value on a non-recurring basis during the nine months ended September 30, 2023 or 2022.

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

The fair value of financial instruments at September 30, 2023 and December 31, 2022 are set forth below:

	Level in fair value	September 30, 2023		December 31, 2022
	measurement	Carrying	Estimated	Carrying	Estimated
	hierarchy	amount	fair value	amount	fair value
ASSETS
Cash and cash equivalents	Level 1	$291,291	$291,291	$195,505	$195,505
U.S. Treasury securities - AFS	Level 1	71,862	71,862	71,388	71,388
U.S. Treasury securities - HTM	Level 1	49,263	47,415	49,045	47,629
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	196,848	196,848	226,131	226,131
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	348,942	348,942	405,926	405,926
Municipal securities available-for-sale	Level 2	152	152	153	153
Corporate debt available-for-sale	Level 2	1,849	1,849	1,920	1,920
Other available-for-sale securities	Level 3	792	792	771	771
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	309,216	260,193	339,815	298,816
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	242,022	186,634	262,667	213,479
FHLB and FRB stock	Level 2	38,849	38,849	38,390	38,390
Loans receivable	Level 3	7,478,438	7,171,937	7,220,469	6,964,107
Loans held for sale	Level 2	19,048	19,048	22,767	22,767
Accrued interest receivable	Level 2	45,213	45,213	34,587	34,587
Interest rate swap derivatives	Level 2	52,584	52,584	45,046	45,046
Mortgage banking derivatives	Level 3	435	435	407	407
LIABILITIES
Deposit transaction accounts	Level 2	7,156,514	7,156,514	6,999,226	6,999,226
Time deposits	Level 2	992,494	980,150	873,400	845,688
Securities sold under agreements to repurchase	Level 2	20,273	20,273	20,214	20,214
Long-term debt	Level 2	55,000	46,389	55,000	52,430
Federal Home Loan Bank advances	Level 2	316,770	316,770	385,000	385,000
Accrued interest payable	Level 2	14,820	14,820	3,201	3,201
Interest rate swap derivatives	Level 2	15,935	15,935	12,589	12,589
Mortgage banking derivatives	Level 3	57	57	278	278

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

Cambr acquisition-related costs totaled $0.1 million and $1.0 million for the three and nine months ended September 30, 2023, respectively. The results of Cambr are included in the results of the Company subsequent to the acquisition date.

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

Prior year acquisitions

During 2022, the Company completed the acquisitions of Community Bancorporation, the bank holding company for Rock Canyon Bank, and Bancshares of Jackson Hole, the bank holding company for Bank of Jackson Hole. The Company determined that the acquisitions constitute business combinations as defined in ASC Topic 805, Business Combinations. Accordingly, as of the date of the acquisitions, the Company recorded the assets acquired and liabilities assumed at fair value. The Company determined fair values in accordance with the guidance provided in ASC Topic 820, Fair Value Measurements and Disclosures. In many cases, the determination of these fair values required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature.

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

The table below summarizes net assets acquired (at fair value) and consideration transferred in connection with the RCB acquisition:

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

Accounting for acquired loans

A Day 1 CECL allowance for credit losses on non-PCD loans was recorded through provision for credit loss expense within the consolidated statements of operations. At the date of acquisition, of the $537.7 million of loans acquired from RCB, $11.1 million, or 2.1% of RCB’s loan portfolio, were accounted for as PCD loans. The gross contractual amounts receivable of PCD loans, inclusive of all principal and interest, was $13.8 million, including $2.1 million of loans previously charged off by RCB. The Company’s best estimate of the contractual principal and interest cash flows for PCD loans not expected to be collected was $4.5 million, including $2.1 million of loans previously charged off by RCB.

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

The table below summarizes net assets acquired (at fair value) and consideration transferred in connection with the BOJH acquisition:

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

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management's discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes as of and for the three and nine months ended September 30, 2023, and with our annual report on Form 10-K (file number 001-35654), which includes our audited consolidated financial statements and related notes as of and for the years ended December 31, 2022, 2021 and 2020. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that may cause actual results to differ materially from management's expectations. Factors that could cause such differences are discussed in the section entitled “Cautionary Note Regarding Forward-Looking Statements” located elsewhere in this quarterly report and in Item 1A“Risk Factors” in the annual report on Form 10-K, referenced above, and should be read herewith.

All amounts are in thousands, except share and per share data, or as otherwise noted.

Overview

Our focus is on building relationships by creating a win-win scenario for our clients and our Company. We believe in providing solutions and services to our clients that are based on fairness and simplicity. We have established a solid financial services franchise with a sizable presence for deposit gathering and building client relationships necessary for growth. We executed on strategic acquisition opportunities to expand our presence in attractive markets and to diversify our revenue streams. Additionally, we are innovating and building strategic fintech partnerships with the goal of delivering a comprehensive digital financial ecosystem for our clients. We are focused on providing small and medium-sized businesses with alternative digital access to address borrowing, depository and cash management needs, while also providing information management and access to digital payment tools, under the safety of a regulated bank. We believe that our established presence in our core markets of Colorado, the greater Kansas City region, Utah, Wyoming, Texas, New Mexico and Idaho, as well as our ongoing investment in digital solutions and strategic acquisitions position us well for growth opportunities. As of September 30, 2023, we had $9.9 billion in assets, $7.5 billion in loans, $8.1 billion in deposits, $1.2 billion in equity and $0.9 billion in assets under management in our trust and wealth management business.

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

Profitability and returns

●

Net income increased 99.7% to $108.9 million, or $2.85 per diluted share, for the nine months ended September 30, 2023, compared to net income of $54.6 million, or $1.77 per diluted share, for the same period in the prior year. Adjusting for $13.6 million of pre-tax non-recurring acquisition–related expenses included in the nine months September 30, 2022, net income increased $43.9 million, or 67.5%, compared to the same period in the prior year.

●

The return on average tangible assets was 1.61% for the nine months ended September 30, 2023, compared to 1.03% for the same period in the prior year. Adjusting for non-recurring acquisition-related expenses, the return on average tangible assets for the nine months ended September 30, 2022 was 1.23%.

●

The return on average tangible common equity was 18.81% for the nine months ended September 30, 2023, compared to 10.17% for the same period in the prior year. Adjusting for non-recurring acquisition-related expenses, the return on average tangible common equity for the nine months ended September 30, 2022 was 12.10%.

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

Loan portfolio

●	Total loans ended the quarter at $7.5 billion increasing $258.0 million, or 4.8% annualized, since December 31, 2022.
●	Generated loan fundings totaling $1.1 billion, during the nine months ended September 30, 2023, with a weighted average new loan origination rate of 8.6%.

Credit quality

●	Allowance for credit losses totaled 1.25% of total loans at September 30, 2023, compared to 1.24% at December 31, 2022.
●

The Company recorded an increase in the allowance for credit losses of $3.9 million for the nine months ended September 30, 2023. For the nine months ended September 30, 2022, the Company recorded an increase in the allowance for credit losses of $15.9 million, which included a Day 1 CECL allowance reserve of $5.2 million for the acquired RCB loan portfolio, a $2.5 million credit allowance for Day 1 PCD loans and net charge-offs.

●

Credit quality remained strong, as non-performing loans (comprised of non-accrual loans and non-accrual modified loans) totaled 0.44% of loans, compared to 0.23% at December 31, 2022. Non-performing assets to total loans and OREO totaled 0.49% at September 30, 2023, compared to 0.28% at December 31, 2022.

●	Net charge-offs to average total loans for the nine months ended September 30, 2023 totaled 0.02%, annualized, compared to 0.03% for the full year ended December 31, 2022.

Client deposit funded balance sheet

●

Average transaction deposits for the nine months ended September 30, 2023 increased 26.7% to $6.9 billion, compared to $5.5 billion for the same period in the prior year, driven by strategic growth from our recent acquisitions.

●	Average total deposits increased $1.6 billion, or 25.9%, to $7.9 billion during the nine months ended September 30, 2023, compared to the same period in the prior year.
●	The mix of transaction deposits to total deposits was 87.8% at September 30, 2023, compared to 88.9% at December 31, 2022.
●

Cost of deposits totaled 1.18% during the nine months ended September 30, 2023, compared to 0.17% for the same period in the prior year. Our total deposit beta through this rate cycle remains low at 28%.

●

We improved our balance sheet funding mix during the second and third quarters of 2023 and utilized the funding provided by deposit growth to pay down $683.2 million of FHLB advances, since March 2023.

Revenues

●

Fully taxable equivalent (“FTE”) net interest income increased $101.1 million, or 57.5%, to $276.9 million during the nine months ended September 30, 2023, compared to the same period in the prior year.

●

The FTE net interest margin widened 68 basis points to 4.12% for the nine months ended September 30, 2023, compared to the same period in the prior year. The yield on earning assets increased 182 basis points, primarily due to multiple increases in the federal funds rate since March 2022. The cost of funds increased 121 basis points to 1.40% for the nine months ended September 30, 2023, compared to the same period in the prior year.

●

Non-interest income totaled $47.9 million during the nine months ended September 30, 2023, compared to $53.2 million for the same period in 2022, driven by lower mortgage banking income due to lower purchase and refinance activity and competition driving tighter gain on sale margins.

●

Non-interest income included $1.5 million of trust income, $1.3 million from gains on SBA loan sales, as well as Cambr income, all of which are new and diversified sources of fee revenue. During the three and nine months ended September 30,

2023, the Company recorded zero and $4.4 million, respectively, in impairments related to venture capital investments, included in other non-interest income in the Company’s consolidated statements of operations.

●	Service charges and bank card fees increased a combined $2.8 million, or 11.0%, during the nine months ended September 30, 2023, compared to the same period in the prior year.
●

During the three months ended September 30, 2023, the Company executed a sale of mortgage servicing rights, which generated a gain of $1.1 million included in mortgage banking income in the consolidated statements of operations.

Expenses

●

Non-interest expense totaled $179.9 million during the nine months ended September 30, 2023, representing an increase of $36.3 million, or 25.3%, compared to the nine months ended September 30, 2022, largely driven by an increase in core operating expenses due to our recent acquisitions. Included in other non-interest expense was an increase of $4.0 million from FDIC deposit insurance expense as a result of our recent acquisitions and an increase in the FDIC assessment rate effective January 2023.

●

The FTE efficiency ratio, excluding other intangible assets amortization and acquisition-related expenses, during the nine months ended September 30, 2023 improved 492 basis points to 53.74%, compared to 58.66% during the nine months ended September 30, 2022.

●

Income tax expense totaled $27.8 million during the nine months ended September 30, 2023, compared to $12.0 million during the nine months ended September 30, 2022. The effective tax rate for the nine months ended September 30, 2023 was 20.3%, compared to 18.0% for the nine months ended September 30, 2022.

Strong capital position

●

Capital ratios continue to be strong and in excess of federal bank regulatory agency “well capitalized” thresholds. As of September 30, 2023, our consolidated tier 1 leverage ratio was 9.56%, and our common equity tier 1 and consolidated tier 1 risk based capital ratio was 11.61%.

●

At September 30, 2023, common book value per share was $30.83. The tangible common book value per share increased $0.80 to $21.43 at September 30, 2023, compared to December 31, 2022, as 2023’s earnings outpaced the impact of the Cambr acquisition and quarterly dividends. Excluding accumulated other comprehensive loss, the tangible book value per share increased $1.12 to $24.10 at September 30, 2022, compared to December 31, 2022.

Key Challenges

There are a number of significant challenges confronting us and our industry. Liquidity within the financial services sector has tightened, and we expect the intense competition for deposits throughout our markets to continue. Additionally, we face continual challenges implementing our business strategy. These include growing our assets, particularly loans, and deposits amidst intense competition, changing interest rates, adhering to changes in the regulatory environment and identifying and consummating disciplined acquisition and other expansionary opportunities in a very competitive and inflationary environment.

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

Management employs risk management policies to monitor and limit exposure to changes in market rates. The Asset Liability Committee, a cross-functional committee comprised of executive management and senior leaders, meets monthly to review, among other things, the sensitivity of the Company's assets and liabilities to interest rate changes, local and national market conditions and interest rates. The Asset Liability Committee also reviews the liquidity, capital, deposit mix, loan mix and investment positions of the Company. The Company's principal objective regarding asset and liability management is to evaluate interest rate risk within the balance sheet and pursue a controlled assumption of interest rate risk while preserving adequate levels of liquidity and capital.

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

We are focused on growing our loan portfolio while adhering to our established underwriting standards and self-imposed concentration limits. A significant portion of our loan portfolio is secured by real estate and any deterioration in real estate values or credit quality or elevated levels of non-performing assets would ultimately have a negative impact on the quality of our loan portfolio. In addition, we may see increased rates of repurchase or indemnification demands or indemnification as a result of self-reporting of identified errors in our mortgage loan portfolio. For instance, as part of our normal review process, we have discovered irregularities in mortgage loan applications in one of our offices that has prompted an investigation. The investigation is not yet complete, however, we do not expect the outcome to materially or adversely affect our business or financial condition or results.

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

Cash balances total $291.3 million as of September 30, 2023 and have increased $95.8 million from December 31, 2022. Investment securities totaled $1.2 billion as of September 30, 2023 and decreased $136.9 million, or 10.1%, compared to December 31, 2022. As of September 30, 2023, our loans outstanding totaled $7.5 billion, increasing $258.0 million, or 3.6%, compared to December 31, 2022. During 2023, our weighted average rate on new loans funded at the time of origination was 8.6%, which was higher compared to the weighted average yield from our outstanding originated loans of 4.8% during the same period last year. During the nine months ended September 30, 2023, the Federal Reserve increased prevailing interest rates by a total of 100 basis points. Our future earnings will be impacted by the Federal Reserve’s future interest rate policy decisions.

We maintain a granular and well diversified deposit base with no exposure to venture capital or crypto deposits. Approximately 70% of our deposits were FDIC insured as of September 30, 2023, and our FHLB advances were $316.8 million, decreasing $68.2 million compared to December 31, 2022. Average total deposits were $8.1 billion during the third quarter of 2023, increasing $0.1 billion compared to the fourth quarter of 2022. The mix of transaction deposits to total deposits was 87.8% at September 30, 2023. Cost of deposits totaled 1.18% at September 30, 2023, and our total cost of funds was 1.40%.

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

Key Metrics(1)

	As of and for the three months ended			As of and for the nine months ended
	September 30,	December 31,	September 30,	September 30,	September 30,
	2023	2022	2022	2023	2022
Return on average assets	1.46%	0.70%	0.84%	1.50%	1.00%
Return on average tangible assets(2)	1.58%	0.77%	0.87%	1.61%	1.03%
Return on average tangible assets, adjusted(2)(3)	1.58%	1.55%	1.39%	1.61%	1.23%
Return on average equity	12.26%	6.13%	7.22%	12.71%	8.64%
Return on average tangible common equity(2)	18.38%	9.17%	8.66%	18.81%	10.17%
Return on average tangible common equity, adjusted(2)(3)	18.38%	18.37%	13.76%	18.81%	12.10%
Loan to deposit ratio (end of period)(10)	91.77%	91.72%	84.10%	91.77%	84.10%
Non-interest bearing deposits to total deposits (end of period)	30.47%	39.82%	40.21%	30.47%	40.21%
Net interest margin(4)	3.85%	4.32%	3.93%	4.06%	3.36%
Net interest margin FTE(2)(4)(5)	3.92%	4.39%	4.01%	4.12%	3.44%
Interest rate spread FTE(2)(5)(6)	3.03%	4.09%	3.86%	3.36%	3.31%
Yield on earning assets(7)	5.53%	4.72%	4.11%	5.37%	3.54%
Yield on earning assets FTE(2)(5)(7)	5.60%	4.79%	4.19%	5.44%	3.62%
Cost of interest bearing liabilities	2.57%	0.70%	0.33%	2.08%	0.31%
Cost of deposits	1.64%	0.33%	0.18%	1.18%	0.17%
Non-interest income to total revenue FTE(5)	17.81%	12.78%	19.76%	14.74%	23.22%
Non-interest expense to average assets	2.46%	2.84%	2.87%	2.47%	2.63%
Efficiency ratio	56.56%	61.96%	62.39%	56.16%	63.83%
Efficiency ratio excluding other intangible assets amortization and acquisition-related expenses FTE(2)(3)(5)	53.90%	53.76%	52.99%	53.74%	58.66%
Pre-provision net revenue	$46,539	$41,542	$32,511	$140,427	$81,371
Pre-provision net revenue FTE(2)(5)	48,114	42,996	33,920	144,859	85,429
Pre-provision net revenue FTE adjusted for acquisition-related expense(2)(3)(5)	48,114	49,807	40,916	144,859	93,685

Total Loans Asset Quality Data(8)(9)(10)
Non-performing loans to total loans	0.44%	0.23%	0.26%	0.44%	0.26%
Non-performing assets to total loans and OREO	0.49%	0.28%	0.32%	0.49%	0.32%
Allowance for credit losses to total loans	1.25%	1.24%	1.15%	1.25%	1.15%
Allowance for credit losses to non-performing loans	281.36%	542.35%	447.72%	281.36%	447.72%
Net charge-offs to average loans	0.01%	0.04%	0.01%	0.02%	0.03%

(1)	Ratios are annualized.
(2)	Ratio represents non-GAAP financial measure. See non-GAAP reconciliations below.
(3)	Ratios are adjusted for acquisition-related expenses. See non-GAAP reconciliation below.
(4)	Net interest margin represents net interest income, including accretion income on interest earning assets, as a percentage of average interest earning assets.
(5)

Presented on an FTE basis using the statutory rate of 21% for all periods presented. The taxable equivalent adjustments included above are $1,575, $1,454 and $1,409 for the three months ended September 30, 2023, December 31, 2022 and September 30, 2022, respectively. The taxable equivalent adjustments included above are $4,432 and $4,058 for the nine months ended September 30, 2023 and September 30, 2022, respectively.

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

A reconciliation of our GAAP financial measures to the comparable non-GAAP financial measures is as follows:

Tangible Common Book Value Ratios

	September 30,	December 31,	September 30,
	2023	2022	2022
Total shareholders' equity	$1,163,585	$1,092,202	$919,426
Less: goodwill and other intangible assets, net	(366,724)	(327,191)	(186,608)
Add: deferred tax liability related to goodwill	11,876	10,984	10,755
Tangible common equity (non-GAAP)	$808,737	$775,995	$743,573

Total assets	$9,866,283	$9,573,243	$7,922,921
Less: goodwill and other intangible assets, net	(366,724)	(327,191)	(186,608)
Add: deferred tax liability related to goodwill	11,876	10,984	10,755
Tangible assets (non-GAAP)	$9,511,435	$9,257,036	$7,747,068

Tangible common equity to tangible assets calculations:
Total shareholders' equity to total assets	11.79%	11.41%	11.60%
Less: impact of goodwill and other intangible assets, net	(3.29)%	(3.03)%	(2.00)%
Tangible common equity to tangible assets (non-GAAP)	8.50%	8.38%	9.60%

Tangible common book value per share calculations:
Tangible common equity (non-GAAP)	$808,737	$775,995	$743,573
Divided by: ending shares outstanding	37,739,776	37,608,519	33,189,253
Tangible common book value per share (non-GAAP)	$21.43	$20.63	$22.40

Tangible common book value per share, excluding accumulated other comprehensive loss calculations:
Tangible common equity (non-GAAP)	$808,737	$775,995	$743,573
Accumulated other comprehensive loss, net of tax	100,853	88,204	89,339
Tangible common book value, excluding accumulated other comprehensive loss, net of tax (non-GAAP)	909,590	864,199	832,912
Divided by: ending shares outstanding	37,739,776	37,608,519	33,189,253
Tangible common book value per share, excluding accumulated other comprehensive loss, net of tax (non-GAAP)	$24.10	$22.98	$25.10

Return on Average Tangible Assets and Return on Average Tangible Equity

	As of and for the three months ended			As of and for the nine months ended
	September 30,	December 31,	September 30,	September 30,	September 30,
	2023	2022	2022	2023	2022
Net income	$36,087	$16,721	$15,839	$108,927	$54,553
Add: impact of other intangible assets amortization expense, after tax	1,541	1,049	295	4,128	751
Net income excluding the impact of other intangible assets amortization expense, after tax (non-GAAP)	$37,628	$17,770	$16,134	$113,055	$55,304

Net income excluding the impact of other intangible assets amortization expense, after tax	$37,628	$17,770	$16,134	$113,055	$55,304
Add: acquisition-related adjustments, after tax (non-GAAP)(1)	—	17,825	9,510	—	10,480
Net income adjusted for the impact of other intangible assets amortization expense and acquisition-related expenses, after tax (non-GAAP)(1)	$37,628	$35,595	$25,644	$113,055	$65,784

Average assets	$9,788,909	$9,443,630	$7,449,066	$9,725,130	$7,285,934
Less: average goodwill and other intangible assets, net of deferred tax liability related to goodwill	(356,083)	(314,017)	(131,490)	(342,826)	(117,485)
Average tangible assets (non-GAAP)	$9,432,826	$9,129,613	$7,317,576	$9,382,304	$7,168,449

Average shareholders' equity	$1,168,199	$1,082,840	$870,849	$1,146,210	$844,241
Less: average goodwill and other intangible assets, net of deferred tax liability related to goodwill	(356,083)	(314,017)	(131,490)	(342,826)	(117,485)
Average tangible common equity (non-GAAP)	$812,116	$768,823	$739,359	$803,384	$726,756

Return on average assets	1.46%	0.70%	0.84%	1.50%	1.00%
Return on average tangible assets (non-GAAP)	1.58%	0.77%	0.87%	1.61%	1.03%
Adjusted return on average tangible assets (non-GAAP)	1.58%	1.55%	1.39%	1.61%	1.23%
Return on average equity	12.26%	6.13%	7.22%	12.71%	8.64%
Return on average tangible common equity (non-GAAP)	18.38%	9.17%	8.66%	18.81%	10.17%
Adjusted return on average tangible common equity (non-GAAP)	18.38%	18.37%	13.76%	18.81%	12.10%

(1) Acquisition-related adjustments:
Provision expense adjustments:
Day 1 CECL provision expense	$—	$16,348	$5,358	$—	$5,358
Non-interest expense adjustments:
Acquisition-related expenses	—	6,811	6,996	—	8,256
Tax expense impact	—	(5,334)	(2,844)	—	(3,134)
Acquisition-related adjustments, after tax (non-GAAP)	$—	$17,825	$9,510	$—	$10,480

Fully Taxable Equivalent Yield on Earning Assets and Net Interest Margin

	As of and for the three months ended			As of and for the nine months ended
	September 30,	December 31,	September 30,	September 30,	September 30,
	2023	2022	2022	2023	2022
Interest income	$126,110	$103,958	$72,369	$360,712	$180,730
Add: impact of taxable equivalent adjustment	1,575	1,454	1,409	4,432	4,058
Interest income FTE (non-GAAP)	$127,685	$105,412	$73,778	$365,144	$184,788

Net interest income	$87,777	$95,066	$69,091	$272,450	$171,769
Add: impact of taxable equivalent adjustment	1,575	1,454	1,409	4,432	4,058
Net interest income FTE (non-GAAP)	$89,352	$96,520	$70,500	$276,882	$175,827

Average earning assets	$9,039,864	$8,729,482	$6,982,048	$8,981,033	$6,829,975
Yield on earning assets	5.53%	4.72%	4.11%	5.37%	3.54%
Yield on earning assets FTE (non-GAAP)	5.60%	4.79%	4.19%	5.44%	3.62%
Net interest margin	3.85%	4.32%	3.93%	4.06%	3.36%
Net interest margin FTE (non-GAAP)	3.92%	4.39%	4.01%	4.12%	3.44%

Efficiency Ratio and Pre-Provision Net Revenue

	As of and for the three months ended			As of and for the nine months ended
	September 30,	December 31,	September 30,	September 30,	September 30,
	2023	2022	2022	2023	2022
Net interest income	$87,777	$95,066	$69,091	$272,450	$171,769
Add: impact of taxable equivalent adjustment	1,575	1,454	1,409	4,432	4,058
Net interest income FTE (non-GAAP)	$89,352	$96,520	$70,500	$276,882	$175,827

Non-interest income	$19,365	$14,138	$17,358	$47,853	$53,174

Non-interest expense	$60,603	$67,662	$53,938	$179,876	$143,572
Less: other intangible assets amortization	(2,008)	(1,363)	(383)	(5,378)	(975)
Less: acquisition-related expenses (non-GAAP)	—	(6,811)	(6,996)	—	(8,256)
Non-interest expense adjusted for other intangible assets amortization and acquisition-related expenses (non-GAAP)	$58,595	$59,488	$46,559	$174,498	$134,341

Non-interest expense	$60,603	$67,662	$53,938	$179,876	$143,572
Less: acquisition-related expenses (non-GAAP)	—	(6,811)	(6,996)	—	(8,256)
Non-interest expense adjusted for acquisition-related expenses (non-GAAP)	$60,603	$60,851	$46,942	$179,876	$135,316

Efficiency ratio	56.56%	61.96%	62.39%	56.16%	63.83%
Efficiency ratio excluding other intangible assets amortization and acquisition-related expenses FTE (non-GAAP)	53.90%	53.76%	52.99%	53.74%	58.66%

Pre-provision net revenue (non-GAAP)	$46,539	$41,542	$32,511	$140,427	$81,371
Pre-provision net revenue, FTE (non-GAAP)	48,114	42,996	33,920	144,859	85,429
Pre-provision net revenue FTE, adjusted for acquisition-related expenses (non-GAAP)	48,114	49,807	40,916	144,859	93,685

Adjusted Net Income and Earnings Per Share

	As of and for the three months ended			As of and for the nine months ended
	September 30,	December 31,	September 30,	September 30,	September 30,
	2023	2022	2022	2023	2022
Adjustments to net income:
Net income	$36,087	$16,721	$15,839	$108,927	$54,553
Add: Acquisition-related adjustments, after tax (non-GAAP)	—	17,825	9,510	—	10,480
Adjusted net income (non-GAAP)	$36,087	$34,546	$25,349	$108,927	$65,033

Adjustments to earnings per share:
Earnings per share - diluted	$0.94	$0.44	$0.50	$2.85	$1.77
Add: Acquisition-related adjustments, after tax (non-GAAP)	—	0.47	0.30	—	0.34
Adjusted earnings per share - diluted (non-GAAP)	$0.94	$0.91	$0.80	$2.85	$2.11

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

Financial Condition

Total assets were $9.9 billion at September 30, 2023, compared to $9.6 billion at December 31, 2022, an increase of $293.0 million, or 3.1%. Cash and cash equivalents increased $95.8 million, or 49.0%, from December 31, 2022, and investment securities decreased $136.9 million, or 10.1%. Total loans increased $258.0 million, or 4.8% annualized, and the allowance for credit losses increased $3.9 million to $93.4 million at September 30, 2023. At September 30, 2023, lower cost demand, savings, and money market deposits ("transaction deposits") totaled $7.2 billion, compared to $7.0 billion at December 31, 2022. Total deposits increased $0.3 billion to $8.1 billion at September 30, 2023, compared to December 31, 2022. FHLB advances totaled $316.8 million at September 30, 2023 and $385.0 million at December 31, 2022.

Investment securities

Available-for-sale

Total investment securities available-for-sale decreased 12.2% during the nine months ended September 30, 2023 to $0.6 billion. Purchases of available-for-sale securities during the nine months ended September 30, 2023 and 2022 totaled zero and $260.2 million, respectively. Paydowns and maturities totaled $71.3 million and $116.0 million during the nine months ended September 30, 2023 and 2022, respectively.

Our available-for-sale investment securities portfolio is summarized in the following table as of the dates indicated. The weighted average yield was calculated based on amortized cost. Yields on tax exempt securities have not been adjusted for tax exempt status.

	September 30, 2023				December 31, 2022
				Weighted				Weighted
	Amortized	Fair	Percent of	average	Amortized	Fair	Percent of	average
	cost	value	portfolio	yield	cost	value	portfolio	yield
Treasury securities	$74,386	$71,862	11.6%	2.54%	$74,031	$71,388	10.1%	2.54%
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	240,292	196,848	31.7%	1.73%	263,939	226,131	32.0%	1.72%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	430,853	348,942	56.2%	1.70%	478,866	405,926	57.5%	1.69%
Municipal securities	155	152	0.1%	3.17%	155	153	0.0%	3.17%
Corporate debt	2,000	1,849	0.3%	5.87%	2,000	1,920	0.3%	5.87%
Other securities	792	792	0.1%	0.00%	771	771	0.1%	0.00%
Total investment securities available-for-sale	$748,478	$620,445	100.0%	1.80%	$819,762	$706,289	100.0%	1.79%

As of September 30, 2023 and December 31, 2022, nearly all the available-for-sale investment portfolio was backed by mortgages. The residential mortgage pass-through securities portfolio is comprised of both fixed rate and adjustable rate FHLMC, FNMA and GNMA securities. The other mortgage-backed securities are comprised of securities backed by FHLMC, FNMA and GNMA securities.

Mortgage-backed securities may have actual maturities that differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average life of the available-for-sale mortgage-backed securities portfolio was 5.5 years and 5.4 years at September 30, 2023 and December 31, 2022, respectively. This estimate is based on assumptions and actual results may differ. At September 30, 2023 and December 31, 2022, the duration of the total available-for-sale investment portfolio was 4.4 years for both periods.

At September 30, 2023 and December 31, 2022, adjustable rate securities comprised 13.1% and 11.5%, respectively, of the available-for-sale MBS portfolio. The remainder of the portfolio was comprised of fixed rate amortizing securities with 10 to 30 year contractual maturities, with a weighted average coupon of 1.74% per annum and 1.75% per annum at September 30, 2023 and December 31, 2022, respectively.

The available-for-sale investment portfolio included $128.0 million of unrealized losses and $14 thousand of unrealized gains at September 30, 2023. At December 31, 2022, the available-for-sale investment portfolio included $113.5 million of unrealized losses. We believe any unrealized losses are a result of prevailing interest rates, and as such, we do not believe that any of the securities with unrealized losses were impaired. Management believes that default of the available-for-sale securities is highly unlikely. FHLMC, FNMA and GNMA guaranteed mortgage-backed securities and U.S. Treasury securities have a long history of zero credit losses, an explicit guarantee by the U.S. government (although limited for FNMA and FHLMC securities) and yields that generally trade based on market views of prepayment and liquidity risk rather than credit risk.

Our investment security portfolio consists of high-quality securities, which are largely backed by either U.S. government agencies or U.S. government sponsored entities. We regularly model liquidity stress scenarios to assess potential liquidity issues. The results of our stress testing on our debt security portfolio at September 30, 2023, illustrated that we would continue to meet all capital adequacy requirements, even in an up to 200 basis point rate shock scenario.

 Held-to-maturity

Held-to-maturity investment securities decreased 7.8% during the nine months ended September 30, 2023 to $0.6 billion. Purchases during the nine months ended September 30, 2023 and 2022 totaled $2.5 million and $91.6 million, respectively. Paydowns and maturities totaled $53.9 million and $93.2 million during the nine months ended September 30, 2023 and 2022, respectively.

Held-to-maturity investment securities are summarized as follows as of the dates indicated:

	September 30, 2023				December 31, 2022
				Weighted				Weighted
	Amortized	Fair	Percent of	average	Amortized	Fair	Percent of	average
	cost	value	portfolio	yield	cost	value	portfolio	yield
Treasury securities	$49,263	$47,415	8.2%	3.14%	$49,045	$47,629	7.5%	3.14%
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	309,216	260,193	51.5%	2.20%	339,815	298,816	52.2%	2.29%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	242,022	186,634	40.3%	1.60%	262,667	213,479	40.3%	1.60%
Total investment securities held-to-maturity	$600,501	$494,242	100.0%	2.04%	$651,527	$559,924	100.0%	2.07%

The residential mortgage pass-through and other residential MBS held-to-maturity investment portfolios are comprised of fixed rate FHLMC, FNMA and GNMA securities.

The fair value of the held-to-maturity investment portfolio included $106.3 million of unrealized losses at September 30, 2023. At December 31, 2022, the held-to-maturity investment portfolio included $91.8 million of unrealized losses and $0.2 million of unrealized gains.

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

Mortgage-backed securities may have actual maturities that differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average expected life of the held-to-maturity mortgage-backed securities portfolio as of September 30, 2023 and December 31, 2022 was 6.1 years and 6.0 years, respectively. This estimate is based on assumptions and actual results may differ. The duration of the total held-to-maturity investment portfolio was 4.8 years as of September 30, 2023 and December 31, 2022.

Non-marketable securities

The carrying balance of non-marketable securities are summarized as follows as of the dates indicated:

	September 30, 2023	December 31, 2022
Federal Reserve Bank stock	$24,062	$18,096
Federal Home Loan Bank stock	14,787	20,294
Equity method investments	23,968	21,659
Convertible preferred stock	25,000	29,000
Total	$87,817	$89,049

Non-marketable securities included FRB stock, FHLB stock and other non-marketable securities. During the nine months ended September 30, 2023, purchases of non-marketable securities, consisting primarily of FHLB stock, totaled $93.9 million and proceeds of non-marketable securities, consisting of redemptions of FHLB stock, totaled $90.3 million. The changes in the Company’s FHLB stock holdings are directly correlated to FHLB line of credit advances and paydowns. During the nine months ended September 30, 2022, purchases totaling $11.5 million were comprised of other non-marketable securities, and proceeds from other non-marketable securities totaled $0.1 million.

FRB and FHLB stock

At September 30, 2023 and December 31, 2022, the Company held FRB stock and FHLB stock for regulatory or debt facility purpose. These are restricted securities which, lacking a market, are carried at cost. There have been no identified events or changes in circumstances that may have an adverse effect on the FRB and FHLB stock carried at cost.

Other non-marketable securities

Other non-marketable securities consist of equity method investments and convertible preferred stock without a readily determinable fair value. During the three and nine months ended September 30, 2023, the Company recorded zero and $4.0 million, respectively, in impairments on convertible preferred stock related to venture capital investments, included in other non-interest income in the Company’s consolidated statements of operations. No impairments were recorded during 2022. During the three and nine months ended September 30, 2023, the Company recorded net unrealized losses on equity method investments totaling zero and $0.4 million, respectively. During the three and nine months ended September 30, 2022, the Company recorded net unrealized losses on equity method investments totaling $1.3 million and $1.4 million, respectively. These losses were recorded in other non-interest income in the Company’s consolidated statements of operations. The Company continues to invest with fintech solution providers to support our digital ecosystem buildout, support our core bank products and offerings, and to leverage efficiencies and technological solutions in our shared services areas.

Loans overview

At September 30, 2023, our loan portfolio was comprised of new loans that we have originated and loans that were acquired in connection with our acquisitions.

The table below shows the loan portfolio composition at the respective dates:

			September 30, 2023 vs.
			December 31, 2022
	September 30, 2023	December 31, 2022	% Change
Originated:
Commercial:
Commercial and industrial	$1,784,188	$1,841,313	(3.1)%
Municipal and non-profit	1,012,967	959,305	5.6%
Owner-occupied commercial real estate	827,679	656,361	26.1%
Food and agribusiness	258,609	284,714	(9.2)%
Total commercial	3,883,443	3,741,693	3.8%
Commercial real estate non-owner occupied	1,026,133	841,657	21.9%
Residential real estate	897,804	827,030	8.6%
Consumer	16,700	16,986	(1.7)%
Total originated	5,824,080	5,427,366	7.3%

Acquired:
Commercial:
Commercial and industrial	156,012	183,522	(15.0)%
Municipal and non-profit	305	321	(5.0)%
Owner-occupied commercial real estate	247,701	256,979	(3.6)%
Food and agribusiness	61,551	69,265	(11.1)%
Total commercial	465,569	510,087	(8.7)%
Commercial real estate non-owner occupied	787,926	854,393	(7.8)%
Residential real estate	398,187	424,251	(6.1)%
Consumer	2,676	4,372	(38.8)%
Total acquired	1,654,358	1,793,103	(7.7)%
Total loans	$7,478,438	$7,220,469	3.6%

The Company maintains a granular and well-diversified loan portfolio with self-imposed concentration limits. The loan portfolio increased $258.0 million, or 4.8% annualized, from December 31, 2022 to September 30, 2023. Loan fundings during the nine months ended September 30, 2023 totaled $1.1 billion, led by commercial loan fundings of $568.1 million.

Our commercial and industrial loan portfolio is highly diversified across industry sectors and geography. At September 30, 2023, there were no industry sectors representing more than 10.0% of our total loan portfolio. Key segments included government/non-profit loans of $728.9 million, or 9.7% of total loans, and health care/hospital loans of $400.7 million, or 5.4% of total loans.

Non-owner occupied CRE loans were 171.0% of the Company’s risk based capital, or 24.3% of total loans, and no specific property type comprised more than 10.0% of total loans. The Company maintains little exposure to non-owner occupied CRE retail properties, comprising 1.9% of total loans. Multi-family loans totaled $329.7 million, or 4.4% of total loans, and office loans totaled $98.6 million, or 1.3% of total loans as of September 30, 2023.

The agriculture industry continues to be impacted by elevated and volatile commodity prices and intermittent disruptions in supply chains. Our food and agribusiness portfolio is only 4.3% of total loans and is well-diversified across food production, crop and livestock types. Crop and livestock loans represent 1.1% of total loans. We have maintained relationships with food and agribusiness clients that generally possess low leverage and, correspondingly, low bank debt to assets, minimizing any potential credit losses in the future.

New loan origination is a direct result of our ability to recruit and retain top banking talent, connect with clients in our markets and provide needed services at competitive rates. Loan fundings totaled $1.6 billion over the past 12 months, led by commercial loan fundings of $0.8 billion. Fundings are defined as closed-end funded loans and revolving lines of credit advances, net of any current period paydowns. Management utilizes this more conservative definition of fundings to better approximate the impact of fundings on loans outstanding and ultimately net interest income.

The following table represents new loan fundings for the periods presented:

	Third quarter	Second quarter	First quarter	Fourth quarter	Third quarter
	2023	2023	2023	2022	2022
Commercial:
Commercial and industrial	$89,297	$111,717	$107,013	$177,693	$201,106
Municipal and non-profit	18,657	39,331	22,526	20,393	20,845
Owner occupied commercial real estate	67,322	62,649	33,912	40,912	65,125
Food and agribusiness	16,191	6,017	(6,564)	28,518	76,293
Total commercial	191,467	219,714	156,887	267,516	363,369
Commercial real estate non-owner occupied	88,434	99,984	185,875	133,271	166,739
Residential real estate	42,514	40,814	49,406	95,067	99,951
Consumer	1,689	1,777	1,717	1,396	1,505
Total	$324,104	$362,289	$393,885	$497,250	$631,564

Included in fundings are net fundings (paydowns) under revolving lines of credit totaling ($12,877), $13,766, ($7,096), $96,903 and $124,834 for the dates noted in the table above, respectively.

The tables below show the contractual maturities of our total loans for the dates indicated:

	September 30, 2023
	Due within	Due after 1 but	Due after 5 but	Due after
	1 year	within 5 years	within 15 years	15 Years	Total
Commercial:
Commercial and industrial	$227,396	$1,383,588	$318,570	$10,646	$1,940,200
Municipal and non-profit	29,737	130,718	504,931	347,886	1,013,272
Owner occupied commercial real estate	71,602	384,580	511,713	107,485	1,075,380
Food and agribusiness	113,850	111,626	77,262	17,422	320,160
Total commercial	442,585	2,010,512	1,412,476	483,439	4,349,012
Commercial real estate non-owner occupied	331,628	924,190	545,684	12,557	1,814,059
Residential real estate	59,623	184,198	345,570	706,600	1,295,991
Consumer	6,402	11,176	1,793	5	19,376
Total loans	$840,238	$3,130,076	$2,305,523	$1,202,601	$7,478,438

	December 31, 2022
	Due within	Due after 1 but	Due after 5 but	Due after
	1 year	within 5 years	within 15 years	15 Years	Total
Commercial:
Commercial and industrial	$234,028	$1,421,752	$353,909	$15,146	$2,024,835
Municipal and non-profit	1,184	134,012	513,872	310,558	959,626
Owner occupied commercial real estate	61,598	261,305	478,104	112,333	913,340
Food and agribusiness	83,254	203,910	46,624	20,191	353,979
Total commercial	380,064	2,020,979	1,392,509	458,228	4,251,780
Commercial real estate non-owner occupied	234,962	863,842	579,843	17,403	1,696,050
Residential real estate	72,035	169,024	372,638	637,584	1,251,281
Consumer	6,142	12,494	2,721	1	21,358
Total loans	$693,203	$3,066,339	$2,347,711	$1,113,216	$7,220,469

The stated interest rate (which excludes the effects of non-refundable loan origination and commitment fees, net of costs and the accretion of fair value marks) of total loans with maturities over one year is as follows at the dates indicated:

	September 30, 2023
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate
Commercial
Commercial and industrial	$653,446	5.17%	$1,059,358	8.19%	$1,712,804	7.04%
Municipal and non-profit(1)	1,000,752	3.60%	22,018	5.44%	1,022,770	3.79%
Owner occupied commercial real estate	411,588	4.69%	592,189	6.94%	1,003,777	6.10%
Food and agribusiness	35,232	5.68%	171,078	8.00%	206,310	7.60%
Total commercial	2,101,018	4.38%	1,844,643	7.74%	3,945,661	6.01%
Commercial real estate non-owner occupied	509,644	4.40%	972,787	6.60%	1,482,431	5.84%
Residential real estate	540,808	4.03%	695,561	5.18%	1,236,369	4.68%
Consumer	9,905	5.75%	3,069	8.28%	12,974	6.35%
Total loans with > 1 year maturity	$3,161,375	4.33%	$3,516,060	6.92%	$6,677,435	5.73%

	December 31, 2022
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate
Commercial
Commercial and industrial	$726,568	4.62%	$1,064,239	7.00%	$1,790,807	6.04%
Municipal and non-profit(1)	965,635	3.50%	22,483	4.77%	988,118	3.63%
Owner occupied commercial real estate	417,675	4.51%	434,066	6.00%	851,741	5.33%
Food and agribusiness	49,961	5.26%	220,764	7.19%	270,725	6.83%
Total commercial	2,159,839	4.14%	1,741,552	6.75%	3,901,391	5.35%
Commercial real estate non-owner occupied	569,788	4.28%	891,299	5.88%	1,461,087	5.25%
Residential real estate	500,170	3.75%	679,075	4.88%	1,179,245	4.40%
Consumer	11,480	4.98%	3,736	7.21%	15,216	5.52%
Total loans with > 1 year maturity	$3,241,277	4.11%	$3,315,662	6.13%	$6,556,939	5.15%

(1)

Included in municipal and non-profit fixed rate loans are loans totaling $337,431 and $340,081 that have been swapped to variable rates at current market pricing at September 30, 2023 and December 31, 2022, respectively. Included in the municipal and non-profit segment are tax exempt loans totaling $817,252 and $772,908 with an FTE weighted average rate of 4.28% and 4.08% at September 30, 2023 and December 31, 2022, respectively.

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

Non-performing assets and past due loans

Non-performing assets consist of non-accrual loans and OREO. Interest income that would have been recorded had non-accrual loans performed in accordance with their original contract terms during the three and nine months ended September 30, 2023 was $0.8 million and $1.6 million, respectively, and $0.2 million and $0.4 million during the three and nine months ended September 30, 2022, respectively.

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

The following table sets forth the non-performing assets and past due loans as of the dates presented:

	September 30, 2023	December 31, 2022
Non-accrual loans:
Non-accrual loans, excluding modified loans	$19,740	$14,034
Modified loans on non-accrual(1)	13,472	2,478
Non-performing loans	33,212	16,512
OREO	3,416	3,731
Total non-performing assets	$36,628	$20,243

Loans 30-89 days past due and still accruing interest	$8,144	$2,986
Loans 90 days or more past due and still accruing interest	154	95
Non-accrual loans	33,212	16,512
Total past due and non-accrual loans	$41,510	$19,593
Accruing modified loans(1)	$6,059	$4,654
Allowance for credit losses	93,446	89,553
Non-performing loans to total loans	0.44%	0.23%
Total 90 days past due and still accruing interest and non-accrual loans to total loans	0.45%	0.23%
Total non-performing assets to total loans and OREO	0.49%	0.28%
ACL to non-performing loans	281.36%	542.35%

(1)

Reflects loan modifications as defined under ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures adopted in the first quarter of 2023. The prior period includes troubled debt restructured loans consistent with historical disclosures.

During the nine months ended September 30, 2023, total non-performing loans totaled $33.2 million, increasing $16.7 million from December 31, 2022. Total non-performing assets to total loans and OREO totaled 0.49% at September 30, 2023, compared to 0.28% at December 31, 2022.

Loans 30-89 days past due and still accruing interest were 0.11% and 0.04% of total loans at September 30, 2023 and December 31, 2022, respectively. Loans 90 days or more past due and still accruing interest were zero percent of total loans for both September 30, 2023 and December 31, 2022.

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

Net charge-offs on loans during the three and nine months ended September 30, 2023 totaled $0.3 million and $0.8 million, respectively, and the ratio of annualized net charge-offs to average total loans totaled 0.01% and 0.02%, respectively. During the three and nine months ended September 30, 2023, the Company recorded an increase in the allowance for credit losses of $1.1 million and $4.7 million, respectively, driven by loan growth and an increase in required reserves. Specific reserves on loans totaled $6.1 million at September 30, 2023.

Net charge-offs on loans during the three and nine months ended September 30, 2022 were $0.2 million and $1.1 million, respectively. The Company recorded an increase in the allowance for credit losses of $15.0 million during the three months ended September 30, 2022. During the nine months ended September 30, 2022, the Company recorded an increase in the allowance for credit losses of $17.0 million, driven by loan growth, higher reserve requirements from changes in the CECL model’s underlying macro-economic forecast and Day 1 reserve requirements for the acquired RCB portfolio. Specific reserves on loans totaled $2.9 million at September 30, 2022.

The Company has elected to exclude AIR from the ACL calculation. As of September 30, 2023 and December 31, 2022, AIR from loans totaled $41.7 million and $31.8 million, respectively. When a loan is placed on non-accrual, any recorded AIR is reversed against interest income.

Total ACL

After considering the above mentioned factors, we believe that the ACL of $93.4 million is adequate to cover estimated lifetime losses inherent in the loan portfolio at September 30, 2023. However, it is likely that future adjustments to the ACL will be necessary. Any changes to the underlying assumptions, circumstances or estimates, including but not limited to changes in the underlying macro-economic forecast, used in determining the ACL, could negatively or positively affect the Company's results of operations, liquidity or financial condition.

The following schedules present, by class stratification, the changes in the ACL during the periods listed:

	As of and for the three months ended
	September 30, 2023		September 30, 2022
	Total loans	% NCOs(1)	Total loans	% NCOs(1)
Beginning allowance for credit losses	$92,581		$50,860
Day 1 CECL provision expense	—		5,201
PCD allowance for credit loss at acquisition	—		2,474
Charge-offs:
Commercial	(239)	0.00%	—	0.00%
Commercial real estate non owner-occupied	—	0.00%	—	0.00%
Residential real estate	—	0.00%	—	0.00%
Consumer	(301)	0.01%	(253)	0.02%
Total charge-offs	(540)		(253)
Recoveries	280		66
Net charge-offs	(260)	0.01%	(187)	0.01%
Provision expense for credit losses	1,125		7,275
Ending allowance for credit losses	$93,446		$65,623
Average total loans outstanding during the period	$7,443,869		$5,114,044

	As of and for the nine months ended
	September 30, 2023		September 30, 2022
	Total loans	% NCOs(1)	Total loans	% NCOs(1)
Beginning balance	$89,553		$49,694
Day 1 CECL provision expense	—		5,201
PCD allowance for credit loss at acquisition	—		2,474
Charge-offs:
Commercial	(242)	0.00%	(754)	0.02%
Commercial real estate non-owner occupied	—	0.00%	—	0.00%
Residential real estate	(46)	0.00%	(2)	0.00%
Consumer	(930)	0.02%	(582)	0.01%
Total charge-offs	(1,218)		(1,338)
Recoveries	386		256
Net charge-offs	(832)	0.02%	(1,082)	0.03%
Provision expense for credit losses	4,725		9,336
Ending allowance for credit losses	$93,446		$65,623
Ratio of ACL to total loans outstanding at period end	1.25%		1.15%
Ratio of ACL to total non-performing loans at period end	281.36%		447.72%
Total loans	$7,478,438		$5,721,985
Average total loans outstanding during the period	7,347,380		4,784,064
Non-performing loans	33,212		14,657

(1)	Ratio of annualized net charge-offs to average total loans.

The following tables present the allocation of the ACL and the percentage of the total amount of loans in each loan category listed as of the dates presented:

	September 30, 2023
				ACL as a %
	Total loans	% of total loans	Related ACL	of total ACL
Commercial	$4,349,012	58.1%	$45,291	48.5%
Commercial real estate non-owner occupied	1,814,059	24.3%	28,468	30.5%
Residential real estate	1,295,991	17.3%	19,291	20.6%
Consumer	19,376	0.3%	396	0.4%
Total	$7,478,438	100.0%	$93,446	100.0%

	December 31, 2022
				ACL as a %
	Total loans	% of total loans	Related ACL	of total ACL
Commercial	$4,251,780	58.9%	$37,608	42.0%
Commercial real estate non-owner occupied	1,696,050	23.5%	32,050	35.8%
Residential real estate	1,251,281	17.3%	19,306	21.5%
Consumer	21,358	0.3%	589	0.7%
Total	$7,220,469	100.0%	$89,553	100.0%

Deposits

Deposits from banking clients serve as a primary funding source for our banking operations, and our ability to gather and manage deposit levels is critical to our success. Deposits not only provide a lower-cost funding source for our loans, but also provide a foundation for the client relationships that are critical to future loan growth. We maintain a granular and well diversified deposit base with no exposure to venture capital or crypto deposits. The following table presents information regarding our deposit composition at September 30, 2023 and December 31, 2022:

					Increase (decrease)
	September 30, 2023		December 31, 2022		Amount	% Change
Non-interest bearing demand deposits	$2,483,174	30.5%	$3,134,716	39.9%	$(651,542)	(20.8)%
Interest bearing demand deposits	1,358,445	16.7%	913,852	11.6%	444,593	48.7%
Savings accounts	670,921	8.2%	885,488	11.2%	(214,567)	(24.2)%
Money market accounts	2,643,974	32.4%	2,065,170	26.2%	578,804	28.0%
Total transaction deposits	7,156,514	87.8%	6,999,226	88.9%	157,288	2.2%
Time deposits < $250,000	710,750	8.7%	670,197	8.5%	40,553	6.1%
Time deposits > $250,000	281,744	3.5%	203,203	2.6%	78,541	38.7%
Total time deposits	992,494	12.2%	873,400	11.1%	119,094	13.6%
Total deposits	$8,149,008	100.0%	$7,872,626	100.0%	$276,382	3.5%

The following table shows uninsured time deposits by scheduled maturity as of September 30, 2023:

September 30, 2023
Three months or less	$59,944
Over 3 months through 6 months	32,692
Over 6 months through 12 months	56,442
Thereafter	75,348
Total uninsured time deposits	$224,426

At September 30, 2023 and December 31, 2022, time deposits that were scheduled to mature within 12 months totaled $666.3 million and $469.8 million, respectively. Of the time deposits scheduled to mature within 12 months at September 30, 2023, $203.4 million were in denominations of $250,000 or more, and $462.9 million were in denominations less than $250,000. Approximately 70% of our total deposits were FDIC insured at September 30, 2023 and December 31, 2022. Additionally, the Company participates in the IntraFi Cash Service program, which allows depositors to receive reciprocal FDIC insurance coverage. The Company had $852.4 million and $268.8 million of deposits in the program as of September 30, 2023 and December 31, 2022, respectively.

Long-term debt

The Company holds a subordinated note purchase agreement to issue and sell a fixed-to-floating rate note totaling $40.0 million. The balance on the note at September 30, 2023, net of long-term debt issuance costs totaling $0.3 million, totaled $39.7 million. Interest expense totaling $0.3 million and $0.9 million was recorded in the consolidated statements of operations during the three and nine months ended September 30, 2023, respectively, consistent with the same periods in 2022.

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

As part of the acquisition of BOJH on October 1, 2022, the Company assumed three subordinated note purchase agreements to issue and sell fixed-to-floating rates totaling $15.0 million. The balance on the notes at September 30, 2023, net of a fair value adjustment related to the acquisition totaling $0.5 million, totaled $14.5 million. Interest expense related to the notes totaling $0.1 million and $0.4 million was recorded in the consolidated statements of operations during the three and nine months ended September 30, 2023, respectively.

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

Other borrowings

As of September 30, 2023 and December 31, 2022, the Company sold securities under agreements to repurchase totaling $20.3 million and $20.2 million, respectively. In addition, as a member of the FHLB, the Company has access to a line of credit and term financing from the FHLB with total available credit of $1.7 billion at September 30, 2023. The Company may utilize the FHLB line of credit as a funding mechanism for originated loans and loans held for sale. At both September 30, 2023 and December 31, 2022, the Company had $316.8 million and $385.0 million of outstanding borrowings with the FHLB, respectively. The Company may pledge investment securities and loans as collateral for FHLB advances. There were no investment securities pledged at September 30, 2023 or December 31, 2022. Loans pledged were $2.5 billion and $2.0 billion at September 30, 2023 and December 31, 2022, respectively. The Company incurred $4.4 million and $17.1 million of interest expense related to FHLB advances or other short-term borrowings for the three and nine months ended September 30, 2023, respectively. The Company incurred no interest expense related to FHLB advances or other short-term borrowings for the three and nine months ended September 30, 2022.

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

Overview of results of operations

During the three months ended September 30, 2023, net income increased $20.2 million, or 127.8%, to $36.1 million, compared to the three months ended September 30, 2022. During the nine months ended September 30, 2023, net income increased $54.4 million, or 99.7%, to $108.9 million, compared to the nine months ended September 30 2022. Earnings per diluted share for the three and nine months ended September 30, 2023 were $0.94 and $2.85, respectively. The increases over the same periods in the prior year were driven by organic balance sheet growth, strategic acquisition growth and increases in the Federal Reserve Bank’s interest rates. The return on average tangible assets was 1.58% and 1.61% during the three and nine months ended September 30, 2023, respectively, and 0.87% and 1.03% during the three and nine months ended September 30, 2022. The return on average tangible common equity was 18.38% and 18.81% during the three and nine months ended September 30, 2023, respectively, and 8.66% and 10.17% during the three and nine months ended September 30, 2022.

The three months ended September 30, 2022 included $9.5 million of non-recurring acquisition-related expenses, after tax, related to our 2022 acquisitions. Adjusting for these expenses in the prior period, net income for the third quarter of 2023 increased $10.7 million, or 42.4%, and fully taxable equivalent pre-provision net revenue increased $7.2 million, or 17.6%. The adjusted return on average tangible assets was 1.39%, and the adjusted return on average tangible common equity was 13.76% for the three months ended September 30, 2022.

The nine months ended September 30, 2022 included $10.5 million of non-recurring acquisition-related expenses, after tax, related to our 2022 acquisitions. Adjusting for these expenses in the prior period, net income for the first nine months of 2023 increased $43.9 million or 67.5%, and fully taxable equivalent pre-provision net revenue increased $51.2 million, or 54.6%. The adjusted return on average tangible assets was 1.23%, and the adjusted return on average tangible common equity was 12.10% for the nine months ended September 30, 2022.

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

The table below presents the components of net interest income on a FTE basis for the three months ended September 30, 2023 and 2022. The effects of trade-date accounting of investment securities for which the cash had not settled are not considered interest earning assets and are excluded from this presentation for time frames prior to their cash settlement, as are the market value adjustments on the investment securities available-for-sale and loans.

	For the three months ended			For the three months ended
	September 30, 2023			September 30, 2022
	Average balance	Interest	Average rate	Average balance	Interest	Average rate
Interest earning assets:
Originated loans FTE(1)(2)(3)	$5,803,157	$92,813	6.35%	$4,834,206	$58,153	4.77%
Acquired loans	1,671,595	26,115	6.20%	295,893	6,581	8.82%
Loans held for sale	22,154	383	6.86%	39,532	551	5.53%
Investment securities available-for-sale	761,892	3,783	1.99%	865,875	4,247	1.96%
Investment securities held-to-maturity	611,712	2,685	1.76%	605,356	2,212	1.46%
Other securities	39,115	701	7.17%	14,909	212	5.69%
Interest earning deposits	130,239	1,205	3.67%	326,277	1,822	2.22%
Total interest earning assets FTE(2)	$9,039,864	$127,685	5.60%	$6,982,048	$73,778	4.19%
Cash and due from banks	$104,308			$81,112
Other assets	737,568			440,516
Allowance for credit losses	(92,831)			(54,610)
Total assets	$9,788,909			$7,449,066
Interest bearing liabilities:
Interest bearing demand, savings and money market deposits	$4,535,183	$27,211	2.38%	$3,058,463	$1,829	0.24%
Time deposits	992,755	6,212	2.48%	799,759	1,116	0.55%
Securities sold under agreements to repurchase	19,288	6	0.12%	22,183	7	0.13%
Long-term debt, net	54,074	519	3.81%	39,543	326	3.27%
Federal Home Loan Bank advances	316,723	4,385	5.49%	—	—	0.00%
Total interest bearing liabilities	$5,918,023	$38,333	2.57%	$3,919,948	$3,278	0.33%
Demand deposits	$2,553,619			$2,557,286
Other liabilities	149,068			100,983
Total liabilities	8,620,710			6,578,217
Shareholders' equity	1,168,199			870,849
Total liabilities and shareholders' equity	$9,788,909			$7,449,066
Net interest income FTE(2)		$89,352			$70,500
Interest rate spread FTE(2)			3.03%			3.86%
Net interest earning assets	$3,121,841			$3,062,100
Net interest margin FTE(2)			3.92%			4.01%
Average transaction deposits	$7,088,802			$5,615,749
Average total deposits	8,081,557			6,415,508
Ratio of average interest earning assets to average interest bearing liabilities	152.75%			178.12%

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Presented on an FTE basis using the statutory tax rate of 21% for all periods presented. The taxable equivalent adjustments included above are $1,575 and $1,409 for the three months ended September 30, 2023 and 2022, respectively.

(3)	Loan fees included in interest income totaled $2,719 and $2,205 for the three months ended September 30, 2023 and 2022, respectively.

Net interest income totaled $87.8 million and $69.1 million during the three months ended September 30, 2023 and 2022, respectively. Net interest income on an FTE basis totaled $89.4 million and $70.5 million during the three months ended September 30, 2023 and 2022, respectively. During the three months ended September 30, 2023, the FTE net interest margin narrowed 9 basis points to 3.92%, compared to the three months ended September 30, 2022. The yield on earning assets increased 141 basis points, driven by an increase in earning assets and increases in the Federal Reserve Bank’s interest rates. The cost of funds increased 160 basis points to 1.80% during the three months ended September 30, 2023, compared to the three months ended September 30, 2022.

Average loans comprised $7.5 billion, or 82.7%, of total average interest earning assets during the three months ended September 30, 2023. Average loans increased $2.3 billion, or 45.7%, compared to the three months ended September 30, 2022. During the three months ended September 30, 2022, average loans comprised $5.1 billion, or 73.5%, of total average interest earning assets. The increase in average loan balances was driven by a $1.4 billion increase in average acquired loans from the 2022 acquisitions and a $1.0 billion increase in average originated loans.

Average investment securities comprised 15.2% and 21.1% of total interest earning assets during the three months ended September 30, 2023 and 2022, respectively. Average interest bearing cash balances totaled $130.2 million during the three months ended September 30, 2023, compared to $326.3 million for the same period in the prior year as the excess cash liquidity has been deployed into higher-yielding earning assets.

Average balances of interest bearing liabilities increased $2.0 billion during the three months ended September 30, 2023, compared to the three months ended September 30, 2022, driven by organic balance sheet and strategic acquisition growth. The increase was driven by higher interest bearing demand, savings and money market deposits totaling $1.5 billion, FHLB advances totaling $316.7 million, time deposits totaling $193.0 million and long term debt totaling $14.5 million. The increase was partially offset by a decrease in securities sold under agreements to repurchase of $2.9 million.

The table below presents the components of net interest income on a FTE basis for the nine months ended September 30, 2023 and 2022:

	For the nine months ended			For the nine months ended
	September 30, 2023			September 30, 2022
	Average balance	Interest	Average rate	Average balance	Interest	Average rate
Interest earning assets:
Originated loans FTE(1)(2)(3)	$5,656,309	$258,528	6.11%	$4,598,705	$148,025	4.30%
Acquired loans	1,718,523	79,526	6.19%	191,089	13,552	9.48%
Loans held for sale	23,494	1,189	6.77%	70,384	2,188	4.16%
Investment securities available-for-sale	786,087	11,655	1.98%	839,235	10,904	1.73%
Investment securities held-to-maturity	629,507	8,364	1.77%	585,023	6,291	1.43%
Other securities	46,480	2,513	7.21%	14,698	632	5.73%
Interest earning deposits	120,633	3,369	3.73%	530,841	3,196	0.80%
Total interest earning assets FTE(2)	$8,981,033	$365,144	5.44%	$6,829,975	$184,788	3.62%
Cash and due from banks	$110,902			$78,710
Other assets	724,305			428,374
Allowance for credit losses	(91,110)			(51,125)
Total assets	$9,725,130			$7,285,934
Interest bearing liabilities:
Interest bearing demand, savings and money market deposits	$4,197,603	$55,070	1.75%	$2,996,317	$4,760	0.21%
Time deposits	965,750	14,545	2.01%	804,110	3,201	0.53%
Securities sold under agreements to repurchase	19,863	17	0.11%	22,236	20	0.12%
Long-term debt, net	53,997	1,555	3.85%	39,516	980	3.32%
Federal Home Loan Bank advances	449,060	17,075	5.08%	—	—	0.00%
Total interest bearing liabilities	$5,686,273	$88,262	2.08%	$3,862,179	$8,961	0.31%
Demand deposits	$2,751,537			$2,487,522
Other liabilities	141,110			91,992
Total liabilities	8,578,920			6,441,693
Shareholders' equity	1,146,210			844,241
Total liabilities and shareholders' equity	$9,725,130			$7,285,934
Net interest income FTE(2)		$276,882			$175,827
Interest rate spread FTE(2)			3.36%			3.31%
Net interest earning assets	$3,294,760			$2,967,796
Net interest margin FTE(2)			4.12%			3.44%
Average transaction deposits	$6,949,140			$5,483,839
Average total deposits	7,914,890			6,287,949
Ratio of average interest earning assets to average interest bearing liabilities	157.94%			176.84%

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Presented on a fully taxable equivalent basis using the statutory tax rate of 21% for all periods presented. The taxable equivalent adjustments included above are $4,432 and $4,058 for the nine months ended September 30, 2023 and 2022, respectively.

(3)	Loan fees included in interest income totaled $8,120 and $7,155 for the nine months ended September 30, 2023 and 2022, respectively.

Net interest income totaled $272.5 million and $171.8 million during the nine months ended September 30, 2023 and 2022, respectively. Net interest income on a FTE basis totaled $276.9 million and $175.8 million during the nine months ended September 30, 2023 and 2022, respectively. During the nine months ended September 30, 2023, the FTE net interest margin widened 68 basis points to 4.12%, compared to the nine months ended September 30, 2022. The yield on earning assets increased 182 basis points, primarily driven by increases in the earning assets and increases in the Federal Reserve Bank’s interest rates. The cost of funds increased 121 basis points to 1.40% during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022.

Average loans comprised $7.4 billion, or 82.1%, of total average interest earning assets during the nine months ended September 30, 2023, compared to $4.8 billion, or 70.1%, of total average interest earning assets during the nine months ended September 30, 2022. The increase in average loan balances was driven by a $1.5 billion increase in average acquired loans from the 2022 acquisitions and a $1.1 billion increase in average originated loans. Year-to-date loan fundings through September 30, 2023 totaled $1.1 billion.

Average investment securities comprised 15.8% and 20.9% of total interest earning assets during the nine months ended September 30, 2023 and 2022, respectively, driven by changes in our earning assets mix.

Average balances of interest bearing liabilities increased $1.8 billion during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, driven by organic balance sheet and strategic acquisition growth. The increase was driven by higher interest bearing demand, savings and money market deposits totaling $1.2 billion, FHLB advances totaling $449.1 million, time deposits totaling $161.6 million and long-term debt totaling $14.5 million. The increase was partially offset by a decrease in securities sold under agreements to repurchase of $2.4 million. The cost of deposits increased 101 basis points to 1.18% during the nine months ended September 30, 2023, compared to 0.17% during the nine months ended September 30, 2022.

The following table summarizes the changes in net interest income on an FTE basis by major category of interest earning assets and interest bearing liabilities, identifying changes related to volume and changes related to rates for the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022:

	Three months ended September 30, 2023			Nine months ended September 30, 2023
	compared to			compared to
	Three months ended September 30, 2022			Nine months ended September 30, 2022
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Originated loans FTE(1)(2)(3)	$15,497	$19,163	$34,660	$48,339	$62,164	$110,503
Acquired loans	21,492	(1,958)	19,534	70,683	(4,709)	65,974
Loans held for sale	(300)	132	(168)	(2,373)	1,374	(999)
Investment securities available-for-sale	(516)	52	(464)	(788)	1,539	751
Investment securities held-to-maturity	28	445	473	591	1,482	2,073
Other securities	434	55	489	1,718	163	1,881
Interest earning deposits	(1,814)	1,197	(617)	(11,456)	11,629	173
Total interest income	$34,821	$19,086	$53,907	$106,714	$73,642	$180,356
Interest expense:
Interest bearing demand, savings and money market deposits	$8,860	$16,522	$25,382	$15,760	$34,550	$50,310
Time deposits	1,208	3,888	5,096	2,434	8,910	11,344
Securities sold under agreements to repurchase	(1)	—	(1)	(2)	(1)	(3)
Long-term debt, net	139	54	193	417	158	575
Federal Home Loan Bank advances	4,385	—	4,385	17,075	—	17,075
Total interest expense	14,591	20,464	35,055	35,684	43,617	79,301
Net change in net interest income	$20,230	$(1,378)	$18,852	$71,030	$30,025	$101,055

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Presented on an FTE basis using the statutory tax rate of 21% for all periods presented. The taxable equivalent adjustments included above are $1,575 and $1,409 for the three months ended September 30, 2023 and 2022, respectively. The taxable equivalent adjustments included above are $4,432 and $4,058 for the nine months ended September 30, 2023 and 2022, respectively.

(3)

Loan fees included in interest income totaled $2,719 and $2,205 for the three months ended September 30, 2023 and 2022, respectively. Loan fees included in interest income totaled $8,120 and $7,155 for the nine months ended September 30, 2023 and 2022, respectively.

Below is a breakdown of average deposits and the average rates paid during the periods indicated:

	For the three months ended				For the nine months ended
	September 30, 2023		September 30, 2022		September 30, 2023		September 30, 2022
		Average		Average		Average		Average
	Average	rate	Average	rate	Average	rate	Average	rate
	balance	paid	balance	paid	balance	paid	balance	paid
Non-interest bearing demand	$2,553,619	0.00%	$2,557,286	0.00%	$2,751,537	0.00%	$2,487,522	0.00%
Interest bearing demand	1,336,562	2.44%	592,133	0.26%	1,186,197	1.92%	589,918	0.21%
Money market accounts	2,503,368	2.85%	1,674,240	0.26%	2,246,463	2.10%	1,619,744	0.24%
Savings accounts	695,253	0.58%	792,090	0.18%	764,943	0.47%	786,655	0.15%
Time deposits	992,755	2.48%	799,759	0.55%	965,750	2.01%	804,110	0.53%
Total average deposits	$8,081,557	1.64%	$6,415,508	0.18%	$7,914,890	1.18%	$6,287,949	0.17%

Provision for credit losses

The provision for credit losses represents the amount of expense that is necessary to bring the ACL to a level that we deem appropriate to absorb estimated lifetime losses inherent in the loan portfolio and estimated losses inherent in unfunded loans as of the balance sheet date. The determination of the ACL, and the resultant provision for credit losses, is subjective and involves significant estimates and assumptions. Provision for credit losses of $1.1 million and $3.7 million was recorded during the three and nine months ended September 30, 2023, respectively. Included in the provision for credit losses was zero and $1.0 million of provision release for unfunded loan commitments during the three and nine months ended September 30, 2023, respectively. The three and nine months ended September 30, 2023 provision was driven by loan growth and higher reserve requirements. Net charge-offs on loans during the three and nine months ended September 30, 2023 were $0.3 million and $0.8 million, respectively, and the allowance for credit losses totaled 1.25% of total loans at September 30, 2023.

Provision for credit losses of $12.7 million and $14.9 million was recorded during the three and nine months ended September 30, 2022, respectively. Included in the provision for credit losses was $0.2 million and $0.4 million of provision expense for unfunded loan commitments during the three and nine months ended September 30, 2022, respectively. The three and nine months ended September 30, 2022 provision was driven by record loan growth, higher reserve requirements from changes in the CECL model’s underlying macro-economic forecast and $5.4 million of Day 1 reserve requirements for the acquired RCB portfolio. Net charge-offs on loans during the three and nine months ended September 30, 2022 were $0.2 million and $1.1 million, respectively, and the allowance for credit losses totaled 1.15% of total loans at September 30, 2022.

Non-interest income

The table below details the components of non-interest income for the periods presented:

	For the three months ended September 30,		For the nine months ended September 30,		Three months		Nine months
					Increase (decrease)		Increase (decrease)
	2023	2022	2023	2022	Amount	% Change	Amount	% Change
Service charges	$4,849	$4,326	$13,394	$11,992	$523	12.1%	$1,402	11.7%
Bank card fees	4,993	4,681	14,721	13,345	312	6.7%	1,376	10.3%
Mortgage banking income	4,688	4,474	11,614	21,088	214	4.8%	(9,474)	(44.9)%
Bank-owned life insurance income	882	573	2,559	1,645	309	53.9%	914	55.6%
Other non-interest income	3,953	3,304	5,565	5,104	649	19.6%	461	9.0%
Total non-interest income	$19,365	$17,358	$47,853	$53,174	$2,007	11.6%	$(5,321)	(10.0)%

Non-interest income increased to $19.4 million for the three months ended September 30, 2023, compared to $17.4 million for the three months ended September 30, 2022. Service charges and bank card fees increased $0.8 million, driven by growth in our depositor base. Other non-interest income increased $0.6 million during the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily driven by $0.6 million from a gain on sale of SBA loans, $0.5 million of trust income, as well as Cambr fee income. Mortgage banking income increased $0.2 million during the three months ended September 30, 2023 and included a $1.1 million gain from the sale of mortgage servicing rights, partially offset by lower mortgage banking income due to lower refinance and purchase activity and competition driving tighter gain on sale margins. During the three months ended September 30, 2022, other non-interest income included higher gains on fixed asset sales and income from non-marketable securities, compared to the three months ended September 30, 2023.

Non-interest income totaled $47.9 million for the nine months ended September 30, 2023, compared to $53.2 million for the nine months ended September 30, 2022. Mortgage banking income decreased $9.5 million, driven by lower purchase and refinance activity and competition driving tighter gain on sale margins, and was partially offset by a $1.1 million gain from the sale of mortgage servicing rights. Service charges and bank card fees increased $2.8 million due to growth in our depositor base. Other non-interest income increased $0.5 million during the nine months ended September 30, 2023, compared to the same period in the prior year. During the nine months ended September 30, 2023, other non-interest income included $1.5 million of trust income and a $1.3 million gain from the sale of SBA loans, as well as Cambr fee income. Trust income, SBA loan sales and Cambr fee income, are new and diversified sources of fee revenue. Increases in other non-interest income during the nine months ended September 30, 2023 were partially offset by $4.4 million in impairments related to venture capital investments classified as non-marketable securities.

Non-interest expense

The table below details the components of non-interest expense for the periods presented:

	For the three months ended September 30,		For the nine months ended September 30,		Three months		Nine months
					Increase (decrease)		Increase (decrease)
	2023	2022	2023	2022	Amount	% Change	Amount	% Change
Salaries and benefits	$35,027	$30,540	$103,231	$88,652	$4,487	14.7%	$14,579	16.4%
Occupancy and equipment	9,167	8,026	27,366	21,087	1,141	14.2%	6,279	29.8%
Data processing	3,546	2,899	10,257	7,733	647	22.3%	2,524	32.6%
Marketing and business development	1,037	979	2,997	2,326	58	5.9%	671	28.8%
FDIC deposit insurance	1,686	508	5,433	1,476	1,178	231.9%	3,957	268.1%
Bank card expenses	1,667	1,409	4,260	4,075	258	18.3%	185	4.5%
Professional fees	2,215	5,810	7,951	8,110	(3,595)	(61.9)%	(159)	(2.0)%
Other non-interest expense	4,250	3,384	13,003	9,138	866	25.6%	3,865	42.3%
Other intangible assets amortization	2,008	383	5,378	975	1,625	424.3%	4,403	451.6%
Total non-interest expense	$60,603	$53,938	$179,876	$143,572	$6,665	12.4%	$36,304	25.3%

During the three months ended September 30, 2023, non-interest expense increased $6.7 million, or 12.4%, compared to the three months ended September 30, 2022, primarily due to an increase in core operating expenses driven by acquisitions. During the three months ended September 30, 2023, FDIC deposit insurance expense increased $1.2 million, compared to the three months ended September 30, 2022, as a result of recent acquisitions and an increase in the FDIC assessment rate effective January 2023. Included in the third quarter of 2022 were non-recurring acquisition-related expenses of $7.0 million.

During the nine months ended September 30, 2023, non-interest expense increased $36.3 million, or 25.3%, compared to the nine months ended September 30, 2022, primarily due to an increase in core operating expenses driven by our recent acquisitions. During the nine months ended September 30, 2023, FDIC deposit insurance expense increased $4.0 million, compared to the nine months ended September 30, 2022, as a result of recent acquisitions and an increase in the FDIC assessment rate effective January 2023. Included in the first nine months of 2023 and 2022 were non-recurring acquisition-related expenses of $1.0 million and $8.3 million, respectively.

Income taxes

Income tax expense totaled $9.3 million and $27.8 million for the three and nine months ended September 30, 2023, respectively. Income tax expense for the three and nine months ended September 30, 2022 was $4.0 million and $12.0 million, respectively. The increases over the prior periods were driven by higher pre-tax income. The effective tax rate for the three and nine months ended September 30, 2023 was 20.5% and 20.3%, respectively, compared to 20.1% and 18.0% for the same periods in the prior year.

Additional information regarding income taxes can be found in note 20 of our audited consolidated financial statements in our 2022 Annual Report on Form 10-K.

Liquidity and Capital Resources

Liquidity

Liquidity risk management is an important element in our asset/liability management. Liquidity is monitored and managed to ensure that sufficient funds are available to operate our business and pay our obligations to depositors and other creditors, while providing ample available funds for opportunistic and strategic investments. The Company’s corporate treasury team measures liquidity needs through daily cash monitoring, weekly cash projections and monthly liquidity measures reviewed in conjunction with Board-approved liquidity policy limits. We also regularly conduct Board-approved contingency funding plan stress tests to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed problematic by management. These scenarios are incorporated into our contingency funding plan, which provide the basis for the identification of our liquidity needs and are monitored monthly by our Asset and Liability

Committee. As of September 30, 2023, the Banks had sufficient liquidity to cover all expected and unexpected uses of cash as modeled by various short-term and long-term liquidity stress scenarios.

Our primary sources of funds include but are not limited to cash on hand, the investment securities portfolio, federal funds purchased, deposits, funds provided from operations, prepayments and maturities of loans.

On-balance sheet liquidity is represented by our cash and cash equivalents, and unencumbered investment securities, and is detailed in the table below as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Cash and due from banks	$291,291	$195,505
Unencumbered investment securities, at fair value	414,316	476,250
Total	$705,607	$671,755

Total on-balance sheet liquidity increased $33.9 million at September 30, 2023, compared to December 31, 2022. The increase was due to higher cash and due from banks of $95.8 million, partially offset by $61.9 million lower unencumbered available-for-sale and held-to-maturity securities balances. As of September 30, 2023, approximately, $805.8 million of investment securities were pledged to secure client deposits and repurchase agreements.

We have access to various off-balance sheet third party funding sources including the ability to access immediate funding through FHLB advances, the Federal Reserve discount window, Cambr deposits and the brokered deposit marketplace, whereby deposits could be purchased in a wholesale market as an alternate source of funding. We anticipate having access to capital markets including the ability to issue debt or issue shares of our common stock or other equity or equity-related securities.

The Company had pledged $2.5 billion of loans as collateral to the FHLB at September 30, 2023 and $2.0 billion at December 31, 2022, respectively. FHLB borrowing availability, lines of credit and other short-term borrowing availability totaled $1.7 billion at September 30, 2023. At September 30, 2023, the Company had $316.8 million of outstanding borrowings with the FHLB.

Additionally, we have access to the Federal Reserve’s Bank Term Funding Program (“BTFP”). The BTFP is a recently established facility in response to recent liquidity concerns within the banking industry to help assure that banks have the ability to meet the needs of depositors. Under the program, eligible depository institutions can obtain loans of up to one year in length by pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral.

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

At present, financing activities primarily consist of changes in deposits and repurchase agreements, and advances from the FHLB, in addition to the payment of dividends and the repurchase of our common stock. Maturing time deposits represent a potential use of funds. As of September 30, 2023, $666.3 million of time deposits were scheduled to mature within 12 months. Based on the current interest rate environment and market conditions, our consumer banking strategy is to focus on attracting and maintaining both lower cost transaction accounts and time deposits.

During 2021, the Company entered into a subordinated note purchase agreement to issue and sell a fixed-to-floating note. The Company deployed the net proceeds from the sale of the note for general corporate purposes. At September 30, 2023, the balance on the note, net of long-term debt issuance costs totaling $0.3 million, totaled $39.7 million. The note is not subject to redemption at the option of the holder. Additionally, as part of the acquisition of BOJH on October 1, 2022, the Company assumed three subordinated note purchase agreements to issue and sell fixed-to-floating rate notes. The balance on the notes at September 30, 2023, net of the fair value adjustment from the acquisition totaling $0.5 million, totaled $14.5 million.

Exclusive from the investing activities related to acquisitions, our primary investing activities are loan fundings and pay-offs and paydowns of loans and purchases and sales of investment securities. At September 30, 2023, pledgeable investment securities represented a significant source of liquidity. Our available-for-sale investment securities are carried at fair value and our held-to-maturity securities are carried at amortized cost. Our collective investment securities portfolio totaled $1.2 billion at September 30, 2023, inclusive of pre-tax net unrealized losses of $128.0 million on the available-for-sale securities portfolio. Additionally, our held-to-maturity securities portfolio had $106.3 million of pre-tax net unrealized losses at September 30, 2023. The gross unrealized gains and losses are detailed in note 3 of our consolidated financial statements. As of September 30, 2023, our investment securities portfolio consisted primarily of MBS, all of which were issued or guaranteed by U.S. Government agencies or sponsored enterprises. The anticipated repayments and marketability of these securities offer substantial resources and flexibility to meet new loan demand, reinvest in the investment securities portfolio, or provide optionality for reductions in our deposit funding base.

For additional information regarding our operating, investing and financing cash flows, see our consolidated statements of cash flows in the accompanying consolidated financial statements.

Capital

Under the Basel III requirements, at September 30, 2023, the Company, NBH Bank and Bank of Jackson Hole Trust met all capital adequacy requirements, and the Banks had regulatory capital ratios in excess of the levels established for well-capitalized institutions. For more information on regulatory capital, see note 10 in our consolidated financial statements.

Our shareholders' equity is impacted by earnings, changes in unrealized gains and losses on securities, net of tax, stock-based compensation activity, share repurchases, shares issued in connection with acquisitions and the payment of dividends.

The Board of Directors has from time to time authorized multiple programs to repurchase shares of the Company’s common stock either in open market or in privately negotiated transactions in accordance with applicable regulations of the SEC. On May 9, 2023, the Company’s Board of Directors authorized a new program to repurchase up to $50.0 million of the Company’s stock. The remaining authorization under the 2023 program as of September 30, 2023 was $50.0 million.

On November 7, 2023, our Board of Directors declared a quarterly dividend of $0.27 per common share, payable on December 15, 2023 to shareholders of record at the close of business on November 24, 2023.

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

Our interest rate risk model indicated that the Company was in a fairly neutral position in terms of interest rate sensitivity at September 30, 2023. At September 30, 2023, our asset sensitivity position decreased from December 31, 2022, primarily driven by balance sheet mix change, mainly due to shifting of non-interest bearing deposits into interest bearing accounts. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 100 and 200 basis point decrease in interest rates on net interest income based on the interest rate risk model at the respective dates:

Hypothetical
shift in interest	% change in projected net interest income
rates (in bps)	September 30, 2023	December 31, 2022
200	0.19%	2.60%
100	0.11%	1.31%
(100)	(0.32)%	(2.93)%
(200)	(1.19)%	(8.24)%

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

As part of the asset/liability management strategy to manage primary market risk exposures expected to be in effect in future reporting periods, management has executed interest rate derivatives primarily using floors and collars. For further discussion of the Company’s derivative contracts refer to note 15. The strategy with respect to liabilities has been to continue to emphasize transaction deposit growth, particularly non-interest or low interest bearing non-maturing deposit accounts while building long-term client relationships. Non-maturing deposit accounts totaled 87.8% of total deposits at September 30, 2023, compared to 88.9% at December 31, 2022. We currently have no brokered time deposits.

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

Off-Balance Sheet Activities

In the normal course of business, we are a party to various contractual obligations, commitments and other off-balance sheet activities that contain credit, market, and operational risk that are not required to be reflected in our consolidated financial statements. The most significant of these are the loan commitments that we enter into to meet the financing needs of clients, including commitments to extend credit, commercial and consumer lines of credit and standby letters of credit. As of September 30, 2023 and December 31, 2022, we had loan commitments totaling $1.8 billion and $2.0 billion, respectively, and standby letters of credit that totaled $9.9 million and $13.9 million, respectively. Unused commitments do not necessarily represent future credit exposure or cash requirements, as commitments often expire without being drawn upon.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is provided under the caption Asset/Liability Management and Interest Rate Risk in Part I, Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.

Item 4. CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of September 30, 2023. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Maximum
			Total number of	approximate dollar
			shares purchased	value of shares
			as part of publicly	that may yet be
	Total number	Average price	announced plans	purchased under the
Period	of shares purchased	paid per share	or programs	plans or programs (2)
July 1 - September 30, 2023(1)	—	—	—	50,000,000
Total	—	—	—

(1)

Represents shares purchased other than through publicly announced plans purchased pursuant to the Company’s stock incentive plans at the then current market value in satisfaction of stock option exercise prices, settlements of restricted stock and tax withholdings.

(2)

On May 9, 2023, the Company’s Board of Directors authorized a new program to repurchase up to $50.0 million of the Company’s stock from time to time in either the open market or through privately negotiated transactions. The remaining authorization under the 2023 program as of September 30, 2023 was $50.0 million.

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

Date: November 7, 2023