Form 10-K
period 2023-12-31
National Bank Holdings Corp
filed 2024-02-27
CIK 1475841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,082,000,000 based on the closing sale price as reported on the New York Stock Exchange.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of February 23, 2024, NBHC had outstanding 37,785,081 shares of Class A voting common stock with $0.01 par value per share, excluding 239,350 shares of restricted Class A common stock issued but not yet vested.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2024 Annual Meeting of Shareholders to be filed within 120 days of December 31, 2023 will be incorporated by reference into Part III of this Form 10-K.

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

Forward-looking statements involve certain important risks, uncertainties and other factors, any of which could cause actual results to differ materially from those in such statements and, therefore, you are cautioned not to place undue reliance on such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●       the impact of potential regulatory changes to capital requirements, treatment of investment securities and FDIC deposit insurance levels and costs;

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

●       changes in the fair value of our investment securities due to market conditions outside of our control;

●       financial or reputational impacts associated with the increased prevalence of fraud or other financial crimes;

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

●       regulatory and financial impacts associated with the Company growing to over $10 billion in consolidated assets;

●       increases in claims and litigation related to our fiduciary responsibilities in connection with our trust and wealth management business;

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

●       technological changes, including with respect to the advancement of artificial intelligence;

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

PART I: FINANCIAL INFORMATION

Item 1.       BUSINESS.

Summary

National Bank Holdings Corporation ("NBHC" or the "Company") is a financial holding company that was incorporated in the State of Delaware in 2009. The Company is headquartered in Greenwood Village, Colorado, and its primary operations are conducted through its wholly owned subsidiaries, NBH Bank and Bank of Jackson Hole Trust (“the Banks”). The Company provides a variety of banking products and services to both commercial and consumer clients through a network of over 90 banking centers, as of December 31, 2023, located primarily in Colorado and the greater Kansas City region, Utah, Wyoming, Texas, New Mexico and Idaho, as well as through online and mobile banking products and services. As of December 31, 2023, we had $9.9 billion in assets, $7.7 billion in loans, $8.2 billion in deposits, $1.2 billion in shareholders’ equity and $0.9 billion of trust and wealth management assets under management.

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

The Company continues to develop our digital solution 2UniFi, a national platform for providing banking services to small and medium-sized businesses, digital payment tools and financial services information management. 2Unifi, LLC is a wholly-owned subsidiary of NBHC with bank offerings provided through NBH Bank. We believe these services will address borrowings, depository and cash management needs for our clients by providing digital access to financial services, real-time information and digital payment solutions. We continue to focus on growing our core business while also innovating and building partnerships that will help us deliver a comprehensive digital financial ecosystem.

Our Acquisitions

We began banking operations in October 2010 and, as of December 31, 2023, we have completed eight bank acquisitions and one non-bank acquisition of a deposit processing technology company. We have transformed these acquisitions into one collective banking operation with a strong capital position, organic growth, prudent underwriting, a granular and well-diversified loan portfolio and meaningful market share with continued opportunity for expansion. Our historical growth coincides with the Company’s initial strategic goals of becoming a leading regional bank holding company through selective acquisitions and strong organic growth. Thus, we have had a framework in place since inception to support crossing $10 billion in assets and continue to invest in our risk management and operational infrastructure to meet escalating regulatory standards and expectations.

Recent acquisitions

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

Bank of Jackson Hole Acquisition

On October 1, 2022, the Company completed its acquisition of Bancshares of Jackson Hole, the bank holding company of Wyoming-based Bank of Jackson Hole (“BOJH”). Pursuant to the merger agreement executed in March 2022, the Company paid $51.0 million of cash consideration and issued 4,391,964 shares of the Company’s Class A common stock in exchange for all of the outstanding common stock of Bancshares of Jackson Hole. The transaction was valued at $213.4 million in the aggregate, based on the Company’s closing price of $36.99 on September 30, 2022. Immediately following the closing of the acquisition, BOJH sold substantially all of its assets and liabilities to NBH Bank, with the exception of assets and liabilities related to its trust business. Effective October 1, 2022, BOJH was renamed as Bank of Jackson Hole Trust. The Bank of Jackson Hole Trust also operates under the brand Jackson Hole Trust.

Cambr Solutions, LLC

On April 3, 2023, NBH Bank completed the acquisition of Cambr Solutions, LLC (“Cambr”). Upon closing, Cambr® became a stand-alone subsidiary of NBH Bank. The transaction was valued at $46.5 million in the aggregate. Cambr is a deposit acquisition and processing platform that generates core deposits from accounts offered through embedded finance companies. At the time of acquisition, Cambr administered approximately $1.7 billion of deposits comprising more than 500,000 FDIC-insured deposit accounts.

All of our acquisitions were accounted for under the acquisition method of accounting, and accordingly, all assets acquired and liabilities assumed were recorded at their respective acquisition date fair values and the fair value discounts/premiums on loans are being accreted over the lives of the loans.

Our Market Area

Our core markets are broadly defined as Colorado, the greater Kansas City region, Utah, Wyoming, Texas, New Mexico and Idaho. We are the fourth largest banking center network among Colorado-based banks and the sixth largest banking center network in the greater Kansas City metropolitan statistical area (“MSA”) among Missouri- and Kansas-based banks ranked by deposits as of June 30, 2023 (the last date as of which data are available), according to S&P Global. Other major MSAs in which we operate include Salt Lake City, Utah; Jackson, Wyoming; Dallas-Fort Worth-Arlington, Texas; Boise City, Idaho and Austin-Round Rock, Texas.

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

The table below describes certain key demographic statistics regarding our markets:

							Top 3
							competitor
		# of				Median	combined
	Deposits	businesses	Population	Unemployment	Population	household	deposit
	(billions)	(thousands)	(millions)	rate(1)	growth(2)	income	market share
Denver, CO	$114.5	> 250.0	3.0	3.4%	13.5%	$96,990	50%
Front Range, CO(3)	154.5	> 250.0	4.9	3.4%	15.2%	93,267	50%
Kansas City, MO-KS MSA	87.3	> 250.0	2.2	3.0%	8.5%	77,502	48%
Austin, TX	66.4	> 250.0	2.4	3.4%	30.6%	90,939	48%
Dallas, TX	405.9	> 250.0	7.9	3.7%	17.3%	81,625	59%
Salt Lake City, UT(4)	98.5	> 250.0	2.7	2.8%	18.4%	91,550	65%
Jackson, WY-ID	3.4	9.0	0.0	-	13.6%	93,975	72%
Boise City, ID	16.9	115.3	0.8	3.2%	27.6%	75,384	55%
U.S.(5)				3.7%	6.2%	73,503	58%

(1)	Unemployment data is as of December 31, 2023.
(2)	For the period 2013 through 2023.
(3)	Colorado Front Range is a population weighted average of the following Colorado MSAs: Denver, Boulder, Colorado Springs, Fort Collins and Greeley.
(4)	Salt Lake City is a population weighted average of the following Utah MSAs: Salt Lake City, Ogden and Provo-Orem.
(5)	Top 3 competitor combined deposit market share based on U.S. Top 20 MSAs (determined by population).

Source: S&P Global as of December 31, 2023, except Deposits and Top 3 Competitor Combined Deposit Market Shares, which reflects data as of June 30, 2023.

Our Business Strategy

As part of our goal of becoming a leading regional community financial services company, we seek to continue to generate strong organic growth, as well as pursue selective acquisitions of financial institutions and other complementary businesses. Our focus is on building organic growth through strong banking relationships with small and medium-sized businesses and consumers in our primary markets, while maintaining a low-risk profile designed to generate reliable income streams and attractive returns.

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

●	Expansion through organic growth, competitive product and digital offerings. We believe that our focus on serving consumers and small- to medium-sized businesses, coupled with our competitive product offerings, trust and wealth management services offered through Bank of Jackson Hole Trust and our digital solution 2UniFi, will provide an expanded revenue base and new sources of fee income. We conduct regular market and competitive analysis to determine which products and services are best suited for our clients. Our teams also continue to pursue opportunities to deepen client relationships, which we believe will further increase our organic loan origination volumes and attract new transaction accounts that offer lower cost of funds and higher fee generating activity.

●	Expansion through our digital solution 2UniFi. We are designing a platform for small and medium-sized businesses that we believe will increase access to financial services while reducing the costs of banking services. We are focused on providing small and medium-sized businesses with alternative digital access to address borrowing, depository and cash management needs, while also providing information management and access to digital payment tools, under the safety of a regulated bank. We will continue to invest with fintech solution providers to support our ecosystem buildout, support our core bank products and offerings, and to leverage efficiencies and technological solutions in our shared services areas. We believe the expansion into the digital financial ecosystem through our platform will provide an expanded revenue base, new sources of fee income and drive growth in our low cost deposit base on a national scale.

●	Continue to strengthen profitability through organic growth and operating efficiencies. We continue to utilize our comprehensive underwriting and risk management processes under one operating platform while maintaining local branding and leadership, which allows us to support growth and realize operating efficiencies throughout our enterprise. We believe that we have the infrastructure in place to support our future revenue growth without causing non-interest expenses to increase by a corresponding amount. Our growth strategy is focused on organic initiatives in order to accelerate our growth in profitability. Key priorities to strengthen profitability include the continued ramp-up of loan production, growing lower-cost core deposits, implementing additional fee-based business initiatives and further enhancing operational efficiencies, including banking center consolidations.

●	Maintain conservative risk profile and sound risk management practices. Strong risk management is an important element of our operating philosophy. We maintain a conservative risk culture with adherence to comprehensive and seasoned policies across all areas of the organization. We implement self-imposed concentration limits on our loan portfolio to ensure a granular and diverse loan portfolio and protect against downside risk to any particular industry or real estate sector. To manage credit risk and yield, we are taking careful approach to extending new credit. Our risk management approach seeks to identify, assess and mitigate risk and minimize any resulting losses. We have implemented processes to identify, measure, monitor, report and analyze the types of risk to which we are subject. We believe our risk management policies establish appropriate limitations that allow for the prudent oversight of such risks that include, but are not limited to the following: credit, liquidity, market, operational, legal and compliance, reputational, and strategic and business risk.

●	Pursue disciplined acquisitions or other expansionary opportunities. We expect that acquisitions or other expansionary opportunities can be complementary to our growth strategy. We intend to carefully select opportunities that we believe have stable core franchises, have significant growth potential or will add asset generation capabilities or fee income streams while structuring the opportunities to limit risk. Further, we seek transactions that offer opportunities for clear financial benefits with valuations that have acceptable levels of earnings accretion, tangible book value dilution/earn-back, and internal rates of return. We seek to acquire or expand into financial services franchises in markets that exhibit attractive demographic attributes and business growth trends, and we believe that our focus on attractive markets will provide long-term opportunities for organic growth. Our main focus is on our primary markets of Colorado, the greater Kansas City region, Texas, Utah, Wyoming, New Mexico and Idaho,

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

Products and Services

Through NBH Bank, our primary business is to offer a full range of banking products and financial services to our commercial, business and consumer clients, who are predominantly located in Colorado, the greater Kansas City region, Utah, Wyoming, Texas, New Mexico and Idaho. Through the Bank of Jackson Hole Trust, our primary business is to provide trust and wealth management services to our clients. We conduct our banking business with over 90 banking centers across our footprint as of December 31, 2023. Our distribution network also includes 126 ATMs as well as fully integrated online banking and mobile banking services. We offer a high level of personalized service to our clients through our relationship managers and banking center associates. We believe that a personalized banking relationship that includes multiple services, such as loan and deposit services, online and mobile banking solutions, treasury management products and services and trust and wealth management services, is the key to profitable and long-lasting client relationships and that our local focus and decision making provide us with a competitive advantage over banks that do not have these attributes.

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

Working capital loans generally have terms of one to three years, are usually secured by accounts receivable and inventory and carry the personal guarantees of the principals of the business. Equipment loans are generally secured by the financed equipment at advance rates that we believe are appropriate for the equipment type. In the case of owner-occupied commercial real estate loans, we are usually the primary provider of financial services for the company and/or the principals and the primary source of repayment is through the cash flows generated by the borrowers’ business operations. Owner-occupied commercial real estate loans are typically secured by a first lien mortgage on real property plus assignments of all leases related to the properties. Underwriting guidelines generally require borrowers to contribute cash equity that results in an 80% or less loan-to-value (“LTV”) ratio on owner-occupied properties. As of December 31, 2023, substantially all of our commercial and industrial loans were secured.

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

Small Business Administration Loans— We offer a range of U.S. Small Business Administration, or SBA, loans to support small businesses and entrepreneurs seeking growth capital, working capital, or other capital investments. As a Preferred Lender Provider of the SBA, we are able to expedite SBA loan approval, closing, and servicing functions through delegated authority to underwrite and approve loans on behalf of the SBA. We utilize the SBA 7(a), SBA 504, SBA Express, and SBA CAPLine loan programs. In addition to the SBA programs, we also originate U.S. Department of Agriculture and Farm Service Agency loans.

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

Deposit Products (including online and mobile banking)—We offer a variety of deposit products to our clients, including checking accounts, savings accounts, money market accounts, health savings accounts and other deposit accounts, including fixed-rate, fixed maturity time deposits ranging in terms from three months to five years, and individual retirement accounts. We view deposits as an important part of the overall client relationship and believe they provide opportunities to cross-sell other products and services. We intend to continue our efforts to attract lower-cost transaction deposits from our client relationships. Consumer deposit flows are significantly influenced by general and local economic conditions, changes in prevailing interest rates, internal pricing decisions and competition. Our deposits are primarily obtained from areas surrounding our banking centers. In order to attract and retain deposits, we rely on providing competitively priced high-quality service and introducing new products and services that meet our clients' needs.

We also offer comprehensive, user-friendly mobile and online banking platforms allowing our clients to pay bills, check statements, deposit checks and transfer funds, amongst other features, online or on-the-go.

Cambr Deposit Services

Cambr is a digital deposit acquisition and processing platform that is designed to gather deposits from accounts offered by fintech and embedded finance companies. The deposits offer an alternative to traditional wholesale funding sources and provide liquidity to banks within the Cambr network. The platform provides clients with an opportunity to generate increased returns on deposits placed into the network while ensuring the safety of Federal Deposit Insurance Corporation (“FDIC”) insurance.

Trust and Wealth Management Services

Through the Bank of Jackson Hole Trust, the Company provides trust, estate and wealth management services. Acting as a trust fiduciary, our trust team provides tailored professional services in the best interest of each trust beneficiary while avoiding conflicts of interest. Through our wealth management services, we offer a customized strategy for each of our clients that supports their long-term financial goals. We manage investment portfolios for individuals, trusts, endowments, charities and entities, and retirement accounts. Our trust and wealth team rounds out the full-service offerings to provide the complete spectrum of tools and support required for all our clients’ financial needs.

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

Associate Statistics

We are committed to attracting, developing, and retaining associates who reflect the communities we serve. Partnerships with professional associations, schools and universities imbedded within our local footprint, and the use of various technology solutions assist us in connecting and building relationships with a diverse pool of candidates. As of December 31, 2023, we employed 1,226 full-time and 48 part-time associates throughout our business footprint.

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

Equity, Diversity and Inclusion

We strongly believe that equity, diversity and inclusion are important elements in building and sustaining a successful organization and positive, results-driven culture. Additionally, equity, diversity and inclusion helps us to connect and build better relationships within our Company and communities. As a result of our efforts:

●	63% of the Company’s workforce is female and 54% of the Company’s managerial roles are female, as of December 31, 2023.
●	Minorities represent 25% of the Company’s workforce and 21% of the Company’s managerial roles, as of December 31, 2023.
●	In 2023, we hired 371 associates, and 62% of those new associates were female and 35% were minorities.

The Company oversees its Environmental, Social and Governance (“ESG”) matters, including equity, diversity and inclusion efforts through its Doing Good Committee. The Doing Good Committee is comprised of a multi-disciplinary group of associates throughout NBH Bank with oversight by the executive management team. To further our diversity goals for our workforce, the Company has also implemented programs developed to foster equality and leadership opportunities for the entire associate base, including associate peer networks, events with keynote speakers, panels and Q&A forums to enable associate feedback. Our management team also plays an integral part in championing women and minorities in business by hosting networking events, serving on panels and sponsoring relevant events that foster understanding and engagement.

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

We also encourage our associates to think about their long-term financial stability. Our associates have the opportunity to participate in our 401(k) plan, which includes contribution matches from the Company. Additionally, we offer a stock purchase plan (ESPP) to our associates which allows eligible associates to purchase shares in our Company at a 10% discount.

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

As a bank holding company, we are subject to inspection, examination, supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). National Bank Holdings Corporation holds two banking subsidiaries, NBH Bank and Bank of Jackson Hole Trust.

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

The BHCA generally prohibits a bank holding company from engaging, directly or indirectly, in activities other than banking or managing or controlling banks, except for activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In 2021, the Company elected to be treated as a financial holding company pursuant to Section 4(l) of the BHCA. As a financial holding company, the Company is authorized to engage in a broader set of financial activities than a bank holding company that has not elected to be a treated as a financial holding company, including insurance underwriting and broker-dealer services as well as activities that are jointly determined by the Federal Reserve and the U.S. Treasury to be financial in nature or incidental to such financial activity. Financial holding companies may also engage in activities that are determined by the Federal Reserve to be complementary to financial activities, subject to certain notice requirements.

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

Subsidiaries as State-Chartered Banks

Our bank subsidiaries are NBH Bank and BOJHT. NBH Bank is a Colorado state-chartered bank and also a member of the Federal Reserve Bank of Kansas City. As such, NBH Bank is subject to examination, supervision and regulation by both the Colorado Division of Banking and the Federal Reserve. Bank of Jackson Hole Trust, is a Wyoming state-chartered bank and also a member of the Federal Reserve Bank of Kansas City. As such, BOJHT is subject to examination, supervision and regulation by both the Wyoming Division of Banking and the Federal Reserve. NBH Bank’s and BOJHT’s deposits are insured by the FDIC through the DIF, in the manner and to the extent provided by law. As insured banks, NBH Bank and BOJHT are subject to the provisions of the Federal Deposit Insurance Act, as amended (the “FDI Act”), and the FDIC’s implementing regulations thereunder, and may also be subject to supervision and examination by the FDIC under certain circumstances.

Under the FDIC Improvement Act of 1991 (“FDICIA”), the Banks must submit financial statements prepared in accordance with GAAP and management reports signed by the Company’s and NBH Bank’s chief executive officer and chief accounting or financial officer concerning management’s responsibility for the financial statements, an assessment of internal controls, and an assessment of NBH Bank’s compliance with various banking laws and FDIC and other banking regulations. In addition, we must submit annual audit reports to federal regulators prepared by independent auditors. As allowed by regulations, we may use our audit report prepared for the Company to satisfy this requirement. We must provide our auditors with examination reports, supervisory agreements and reports of enforcement actions. The auditors must also attest to and report on the statements of management relating to the internal controls. FDICIA also requires that the Banks form an independent audit committee consisting of outside directors only, or that the Company’s audit committee be entirely independent.

As of December 31, 2023, we had total assets of $9.9 billion. For bank holding companies with more than $10 billion in total consolidated assets, such requirements include, among other things (i) the applicability of Section 619 of the Dodd-Frank Act, commonly known as the Volcker Rule; (ii) increased capital, leverage, liquidity and risk management standards; and (iii) limits on interchange fees from debit cards transactions. In addition, institutions with more than $10 billion in total assets are examined by the Consumer Financial Protection Bureau (“CFPB”), rather than its primary federal bank regulator, as to compliance with certain federal consumer protection and fair lending laws and regulations.

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

Engaging in unsafe or unsound practices or failing to comply with applicable laws, regulations and supervisory agreements could subject the Company, its subsidiaries and their respective officers, directors and institution-affiliated parties to the remedies described above and other sanctions. In addition, the FDIC could terminate NBH Bank’s or BOJHT’s deposit insurance if it determined that the Banks’ financial condition was unsafe or unsound or that the Banks engaged in unsafe or unsound practices or violated an applicable rule, regulation, order or condition enacted or imposed by the Banks’ regulators.

Regulatory Capital Requirements

In General

As a bank holding company, we are subject to regulatory capital adequacy requirements implemented by the Federal Reserve. The federal banking agencies have risk-based capital adequacy guidelines intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization’s operations. NBH Bank and BOJHT are subject to capital adequacy guidelines as implemented by the relevant federal banking agency. In the case of the Company, NBH Bank and BOJHT, applicable capital guidelines can be found in the Federal Reserve’s Regulations H and Q.

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

Limits on Transactions with Affiliates

Federal law restricts the amount and the terms of both credit and non-credit transactions (generally referred to as “Covered Transactions”) between a bank and its non-bank affiliates. Covered Transactions with any single affiliate may not exceed 10% of the capital stock and surplus of the banks, and Covered Transactions with all affiliates may not exceed, in the aggregate, 20% of the banks’ capital and surplus. For a bank, capital stock and surplus refers to the bank’s tier 1 and tier 2 capital, as calculated under the risk-based capital guidelines, plus the balance of the allowance for credit losses (“ACL”) excluded from tier 2 capital. The banks’ transactions with all of its affiliates in the aggregate are limited to 20% of the foregoing capital. In addition, in connection with Covered Transactions that are extensions of credit, the banks may be required to hold collateral to provide added security to the banks, and the types of permissible collateral may be limited. The Dodd-Frank Act generally enhances the restrictions on transactions with affiliates, including an expansion of what types of transactions are Covered Transactions to include credit exposures related to derivatives, repurchase agreements and securities lending arrangements and an increase in the amount of time for which collateral requirements regarding Covered Transactions must be satisfied. As of December 31, 2023, the Company did not have any outstanding Covered Transactions.

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

The CFPB has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks. The CFPB is authorized to issue rules for both bank and nonbank companies that offer consumer financial products and services, subject to consultation with the prudential banking regulators. In general, however, banks with assets of $10 billion or less, will continue to be examined for consumer compliance by their primary bank regulator. At this time, NBH Bank is not subject to supervision by the CFPB, but it will be if our assets grow above $10 billion.

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

The CFPB has actively issued enforcement actions against both large and small entities and to entities across the entire financial services industry. The CFPB has relied upon “unfair, deceptive, or abusive acts” prohibitions as its primary enforcement tool. However, the CFPB and the Department of Justice (“DOJ”) continue to be focused on fair lending in taking enforcement actions against banks with renewed emphasis on alleged redlining practices. Failure to comply with these laws and regulations could give rise to regulatory sanctions, client rescission rights, actions by state and local attorneys general and civil or criminal liability.

In January 2024, the CFPB issued a notice of proposed rulemaking that would amend Regulation Z, which implements the Truth in Lending Act, to apply to overdraft credit provided by insured depository institutions with more than $10 billion in total assets unless the overdraft fee is restricted to a small amount that only recovers applicable costs and losses. Under the proposal, covered institutions, including the Banks (after crossing $10 billion in assets), would be allowed to choose to offer overdrafts as a courtesy overdraft service or as a line of credit. If the courtesy overdraft option is chosen, overdrafts would remain exempt from Regulation Z, as long as fees charged are based on the higher of an institutions breakeven point derived from its own costs and losses, or a benchmark fee established by the CFPB. If the overdraft line of credit option is chosen, overdrafts would be considered a loan subject to Regulation Z, and therefore, subject to account opening and loan disclosures, required to be held in an account separate from the customer’s checking or transaction account, and may not be conditioned on preauthorized electronic funds transfers. If adopted, the proposal would go into effect on the October 1st that follows publication of the final rule in the Federal Register by at least six months. The CFPB currently expects the effective date to be October 1, 2025. We are in the process of evaluating this proposed rulemaking and assessing its potential impact on the Company and the Banks if adopted as proposed.

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

In October 2023, the U.S. banking agencies issued a final rule to amend their regulations implementing the CRA. The rule materially revises the current CRA framework, including the assessment areas in which a bank is evaluated to include activities associated with online and mobile banking, the tests used to evaluate NBH Bank in its assessment areas, new methods of calculating credit for lending, investment, and service activities, and additional data collection and reporting requirements. The rule is expected to take effect on April 1, 2024, with most of its provisions becoming applicable on January 1, 2026. Reporting of the collected data will not be required until 2027.

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

Assessments are based on an institution’s average total consolidated assets less average tangible equity (subject to risk-based adjustments that would further reduce the assessment base for custodial banks). The FDIC may impose special assessments that could also increase costs in the future. The Banks may be able to pass part or all of these costs, when applicable, on to its clients, including in the form of lower interest rates on deposits, or fees to some depositors, depending on market conditions.

FDIC assessments for institutions with $10 billion or more of assets are primarily based on a scorecard approach by the FDIC, including factors such as examination ratings, financial measures, and modeling measuring the institution’s ability to withstand asset-related and funding-related stress and potential loss to the DIF in the event of the institution’s failure.

On October 17, 2022, the FDIC issued a final rule to increase initial base deposit insurance assessment rates for insured depository institutions by two basis points, beginning with the first quarterly assessment period of 2023. The assessment rate schedules under this final rule will remain in effect unless and until the reserve ratio of the Deposit Insurance Fund meets or exceeds two percent. Additionally, on November 29, 2023, the FDIC implemented a special assessment to recover the loss to the Deposit Insurance Fund associated with the 2023 bank failures. Under the special assessment, banks with uninsured deposits exceeding $5.0 billion beginning December 31, 2022 will be charged an additional assessment commencing with the first quarterly assessment period of 2024. As of December 31, 2023, the Company was not subject to the special assessment.

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

We are focused on growing our loan portfolio while adhering to our established underwriting standards and self-imposed concentration limits. However, as a lender, we are exposed to the risk that our clients will be unable to repay their loans according to their terms and that the collateral securing the payment of their loans (if any) may not be sufficient to assure repayment. The risks inherent in making any loan include risks with respect to the ability of borrowers to repay their loans and, if applicable, the period of time over which the loan is repaid, risks relating to proper loan underwriting and guidelines, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers and risks resulting from uncertainties as to the future value of collateral. Similarly, we have credit risk embedded in our securities portfolio. Our credit standards, procedures and policies may not prevent us from incurring substantial credit losses.

A significant portion of our loan portfolio is secured by real estate and any deterioration in real estate values or credit quality or elevated levels of non-performing assets would ultimately have a negative impact on the quality of our loan portfolio. For instance, a decline in residential real estate market prices and reduced levels of home sales, could adversely affect the value of collateral securing mortgage loans resulting in greater charge-offs in future periods, as well as adversely impact mortgage loan originations and gains on sale of mortgage loans. In addition, a decline in commercial real estate values would likewise adversely affect the value of collateral securing certain commercial loans and result in greater charge-offs in future periods. Declines in real estate values and home sales volumes, and financial stress on borrowers as a result of job losses or other factors, could have further adverse effects on borrowers that result in higher delinquencies and greater charge-offs in future periods, which could materially and adversely affect us. In addition, with heightened interest rates and inflationary pressures, our clients could be impacted by the rising costs of goods and services in their households and businesses, which may have a negative impact on their ability to repay their loans with us.

We depend on our executive officers and key personnel to implement our strategy and could be harmed by the loss of their services.

The execution of our strategy depends in large part on the skills of our executive management team and our ability to motivate and retain these and other key personnel, including key personnel added through mergers and acquisitions. Accordingly, the loss of service of one or more of our executive officers or key personnel could reduce our ability to successfully implement our growth strategy and materially and adversely affect us. Our success also depends on the experience of our banking center managers and relationship managers and on their relationships with the clients and communities they serve. The loss of these key personnel could negatively impact our banking operations. Surges in illnesses, or outbreaks, may increase the risk of maintaining adequate staffing in our banking centers and other key areas.

Our allowance for credit losses and fair value adjustments may prove to be insufficient to absorb losses inherent in our loan or other real estate owned (“OREO”) portfolio.

The Company measures its allowance for credit losses using ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The current expected credit loss (“CECL”) impairment model requires an estimate of expected credit losses for financial assets measured over the contractual life of an instrument based on historical experience, current conditions and reasonable and supportable forecasts. The standard provides significant flexibility and requires a high degree of judgment in order to develop an estimate of expected lifetime losses. Providing for lifetime losses for our loan portfolio is a change to the previous method of providing allowances for loan losses that are probable and incurred. It may also result in even small changes to future forecasts having a significant impact on the allowance, which could make the allowance more volatile, and regulators may impose additional capital buffers to absorb this volatility.

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

To the extent that our activities or the activities of our clients involve the storage and transmission of confidential information, security breaches and viruses could cause serious negative consequences, including reputational damage, litigation exposure and, regulatory scrutiny, and could result in a violation of applicable privacy and data protection laws or other breach reporting obligations. Any inability to prevent security breaches or computer viruses could also cause existing clients to lose confidence in our systems and could materially and adversely affect us. Our risk and exposure to these matters remains heightened because of the evolving nature and complexity of the threats from organized cybercriminals and hackers, and our plans to continue to provide digital banking products and services to our clients.

Information security risks for financial institutions like us have increased recently in part because of new technologies, the use of the internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others. In addition to cyberattacks or other security breaches involving the theft of sensitive and confidential information, hackers have engaged in attacks against large financial institutions, particularly denial of service or ransomware attacks are designed to disrupt key business services, such as client-facing web sites. We are not able to anticipate or implement preventive measures against all security breaches of these types, especially because the techniques used change frequently and can originate from a wide variety of sources. We employ detection and response mechanisms designed to contain and mitigate security incidents, but early detection may be thwarted by sophisticated attacks and malware designed to avoid detection.

We also face risks related to cyberattacks and other security breaches in connection with credit or debit card, including ATM-related, transactions that typically involve the transmission of sensitive information regarding our clients through various third parties, including merchant acquiring banks, payment processors, payment card networks (e.g., Visa, MasterCard) and our third-party processors. Some of these parties have in the past been the target of security breaches and cyberattacks, and because the transactions involve third parties and environments such as the point of sale that we do not control or secure, future security breaches or cyberattacks affecting any of these third parties could impact us through no fault of our own, and in some cases we may have exposure and suffer losses for breaches or attacks relating to them. We also rely significantly on numerous other third party service providers to conduct other aspects of our business operations and face similar risks relating to them. While many of our agreements with third parties contain indemnification provisions, we may not be able to recover sufficiently, or at all, under the provisions to offset any losses we may incur from third-party cyber incidents.

Our Business may be adversely affected by an increasing prevalence of fraud and other financial crimes.

As a financial institution, we may be the target of fraudulent activity that may result in financial losses to us or our clients, privacy breaches against our clients or damage to our reputation and regulatory relationships. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, unauthorized intrusion into or use of our systems, ATM skimming or jackpotting, and other dishonest acts. Nationally, reported incidents of fraud and other financial crimes have increased. In addition, the widespread use of artificial intelligence also has increased potential for fraud and misuse. While we have also experienced losses due to apparent fraud or other crimes, thus far such losses have been relatively insignificant. Although we have implemented and maintained several robust policies, procedures, and trainings to prevent such losses, there can be no assurance that such losses will not occur.

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

We sell residential mortgage loans to various parties, including GSEs and other financial institutions that purchase mortgage loans for investment or private label securitization. The agreements under which we sell mortgage loans and the insurance or guaranty agreements with the FHA and VA contain various representations and warranties regarding the origination and characteristics of the mortgage loans, including ownership of the loan, compliance with loan criteria set forth in the applicable agreement, validity of the lien securing the loan, absence of delinquent taxes or liens against the property securing the loan, fraudulent documentation and compliance with applicable origination laws. If any of these items prove defective or insufficient, we may be required to repurchase mortgage loans, indemnify the investor or insurer, or reimburse the investor or insurer for credit losses incurred on loans in the event of a breach of contractual representations or warranties that is not remedied within a period (usually 90 days or less) after we receive notice of the breach. Contracts for mortgage loan sales to the GSEs include various types of specific remedies and penalties that could be applied to inadequate responses to repurchase requests. Similarly, the agreements under which we sell mortgage loans require us to deliver various documents to the investor, and we may be obligated to repurchase any mortgage loan as to which the required documents are not delivered or are defective. We may see increased rates of repurchase or indemnification demands or indemnification as a result of self-reporting of identified errors in our mortgage loan portfolio. For instance, as part of our normal review process, we discovered irregularities in mortgage loan applications in one of our offices that prompted an internal investigation. While certain loan files may still be under review by outside investors, we do not expect the matter to materially or adversely affect our business or financial condition or results.

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

Our expansionary activity, whether through de novo branching, acquisitions (including Cambr), organic growth or the implementation of our digital banking strategy has placed, and may continue to place, significant demands on our operations and management. The success of our expansionary activity is dependent upon our ability to:

●

continue to implement and improve our operational, credit, financial, legal, management and other internal risk controls and processes and our reporting systems and procedures in order to manage a growing number of client relationships;

●	implement and scale our 2UniFi platform, Cambr deposit gathering platform and other new technologies;
●	integrate our acquisitions and develop consistent policies throughout the various lines of businesses;
●	attract and retain the client base; and
●	attract and retain management talent.

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

New technology-driven products and services are rapidly being introduced throughout the financial services industry, often through fintech companies. We have made and will continue to make investments in and also partner with third party fintech companies in connection with our digital growth strategy and the digital solution, 2UniFi. Our investments may include companies that may be unseasoned, unprofitable or have no established operating histories or earnings and may lack technical, marketing, financial and other resources and are therefore more vulnerable to financial failure. The innovations these companies develop for utilization by 2UniFi, may prove more difficult to successfully integrate into our existing operations. We may be required to employ and maintain qualified personnel and as our business expands into new and expanding markets, and we may be required to install additional operational and control systems to manage fraud, operational, legal and compliance risks. Any failure to successfully manage this integration may adversely affect our timeline for our digital strategy, future financial condition and results of operations. Additionally, any adverse regulatory treatment of the companies and technologies we have invested in, may impact our digital growth and our ability to satisfy our clients’ demands for digital offerings in the 2UniFi ecosystem.

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

We may face various risks related to the extensive government regulation and supervision of our business, including by our current federal and state regulators, as well as other government entities that may become our regulators in the future. These risks include pending and future laws and regulations that may adversely impact our business, as well as supervisory and other actions that may be taken against us by our regulators. Our failure to comply with these laws and regulations, even if the failure follows good faith effort or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines and other penalties, any of which could materially and adversely affect us.

We also anticipate increased regulatory scrutiny – in the course of routine examinations and otherwise – and any new regulations directed towards banks of similar size to the Banks, designed to address the recent negative developments in the banking industry, all of which may increase our costs of doing business and reduce our profitability. Among other things, there may be an increased focus by both regulators and investors on deposit composition and classification, the level of uninsured deposits, losses embedded in the held-to-maturity portion of our securities portfolio (if any), contingent liquidity, CRE composition and concentration, capital position and our general oversight and internal control structures regarding the foregoing. As a result, the Banks could face increased scrutiny or be viewed as higher risk by regulators and the investor community.

We will be subject to increased regulation once our total consolidated assets exceed $10 billion.

Federal law imposes heightened requirements on bank holding companies and depository institutions that exceed $10 billion in total consolidated assets. An insured depository institution with $10 billion or more in total assets is subject to supervision, examination, and enforcement with respect to consumer protection laws by the CFPB. Additionally, other regulatory requirements apply to insured depository institution holding companies and insured depository institutions with $10 billion or more in total consolidated assets, please refer to Item 1: Supervision and Regulation. Further, deposit insurance assessment rates are calculated differently, and may be higher, for insured depository institutions with $10 billion or more in total consolidated assets.

Debit card interchange fee restrictions set forth in section 1075 of the Dodd-Frank Act, known as the Durbin Amendment, as implemented by regulations of the Federal Reserve, cap the maximum debit interchange fee that an issuer may receive per transaction. Debit card issuers with less than $10 billion in total consolidated assets are exempt from these interchange fee restrictions. The exemption for small issuers ceases to apply as of July 1 of the year following the calendar year in which the issuer’s total consolidated assets exceed $10 billion.

As of December 31, 2023, we had total assets of $9.9 billion. In 2024, our assets may exceed $10 billion at which time we will be subject to the heightened regulatory and financial impacts. We have incurred and will continue to incur additional costs to implement processes, procedures, and monitoring of compliance with these increased regulatory requirements. While the effect of any presently contemplated or future changes in the laws or regulations or their interpretations may have is unpredictable, these changes could be materially adverse to the Company’s investors.

The FDIC’s restoration plan for the DIF and any related increased assessment rates could materially and adversely affect us.

The FDIC insures deposits at FDIC-insured depository institutions, such as our subsidiary bank, up to applicable limits. The amount of a particular institution’s deposit insurance assessment is based on that institution’s risk classification under an FDIC risk-based assessment system. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to its regulators. If current assessments imposed by the FDIC are insufficient for the DIF to meet its funding requirements, there may need to be further special assessments or increases in deposit insurance premiums. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. Any future additional assessments, increases or required prepayments in FDIC insurance premiums may materially and adversely affect us, including by reducing our profitability or limiting our ability to pursue certain business opportunities. The significant losses incurred by the Deposit Insurance Fund managed by the FDIC, in connection with recent developments are required by law to be recovered through one or more special assessments on depository institutions and, potentially, their holding companies. On November 29, 2023, the FDIC published the final rule for a special assessment to recoup the losses suffered by the Deposit Insurance Fund. Under the rule, the FDIC imposed a special assessment on financial institutions with more than $5 billion in total uninsured deposits as of December 31, 2022, to be paid in eight quarterly assessments over the period of two years, beginning on April 1, 2024. While we are not subject to this assessment, in the event the FDIC does not completely recover the losses suffered by the Deposit Insurance Fund, the FDIC may impose additional special assessments in the future that may increase our costs.

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

Item 1B.    UNRESOLVED STAFF COMMENTS.

None

Item 1C.    CYBERSECURITY.

Our risk management program is designed to identify, assess, and mitigate risks across various aspects of our Company, including, but not limited to, financial, operational, regulatory, reputational, and legal risks. Cybersecurity is a critical component of this program, given the increasing reliance on technology and potential of cyber threats. Our Chief Information Security Officer and Chief Technology Officer are primarily responsible for this cybersecurity component. The Chief Technology Officer is responsible for the first line of defense and has assembled a capable team of professionals with expertise in cybersecurity. The Chief Information Security Officer is a key member of the Risk Management organization, reporting directly to the Chief Risk Management Officer and, as discussed below, provides updates to the Audit & Risk Committee of our Board of Directors.

The Company’s cybersecurity risk management program is designed to ensure the Company's data, information systems, networks and devices are appropriately protected from a variety of threats and that our third parties with access to the Company’s data take similar precautions. Regular risk assessments are conducted to validate control requirements and ensure that the Company’s information is protected at a level commensurate with its sensitivity and value. Preventative and detective security controls are employed on all media where information is stored, the systems that process it, and infrastructure components that facilitate its transmission to ensure the confidentiality, integrity, and availability of Company information. These controls include, but are not limited to, access control, data encryption, data loss prevention, incident response, security monitoring, third-party risk management, and vulnerability management.

The Company's cybersecurity risk management program and strategy are regularly reviewed and updated to ensure that they are aligned with the Company's business objectives and are designed to address evolving cybersecurity threats and satisfy regulatory requirements and industry standards.

The Company utilizes various systems, controls and surveillance to mitigate cybersecurity risks including:

●	Layered security controls monitoring traffic to and within the Company that identify and block suspicious activity, with system configurations that align with industry best practices.
●	Preventative and detective controls to identify adverse internal and external trends and analyze the Company’s response mechanisms.
●	Annual network and penetration testing by reputable third-parties to evaluate the Company's suite of security controls and tools, and identify potential vulnerabilities.
●	Regular cybersecurity and information security awareness training for associates, supplemented with recurring social engineering tests.
●	An incident response plan that outlines the steps the Company will take to respond to a cybersecurity incident, which is tested on a periodic basis.
●	Recurring audit and oversight of all critical third-parties within the Company's digital ecosystem to identify risks and adverse trends. Our third-party risk management program is designed to ensure that our third-party providers meet our cybersecurity requirements. This includes conducting periodic risk assessments of our third-party providers requiring them to implement appropriate cybersecurity controls and monitoring third-party compliance with our cybersecurity requirements.
●	Annual evaluation of the Company’s cybersecurity insurance program, with coverage levels benchmarked against industry peers.
●	Use of external subject matter experts to provide threat intelligence and updates on trends and emerging schemes.
●	Annual risk and self-assessments against established industry frameworks to ensure best practices are in place and the Company’s risk assessment continues to evolve.

●	Annual testing from a business continuity perspective, including annual business impact analysis reviews, annual testing of all critical departments, systems and third-parties, and established back-up, replication, and restoration to help ensure continuity of operations.

Our internal systems, processes, and controls are designed to mitigate loss from cyberattacks and, while we have experienced cybersecurity incidents in the past, to date, risks from cybersecurity threats have not materially affected the Company's business, financial condition, and results of operations. However, the sophistication of cyber threats continues to increase, and the Company’s cybersecurity risk management and strategy may be insufficient or may not be successful in protecting against all cyber incidents. Accordingly, no matter how well designed or implemented the Company’s controls are, it will not be able to anticipate all cybersecurity breaches, and it may not be able to implement effective preventive measures against such security breaches in a timely manner. For more information on how cybersecurity risk may materially affect the Company’s business strategy, results of operations or financial condition, please refer to Item 1A Risk Factors.

Governance

The Enterprise Technology group, in conjunction with the Enterprise Risk Management department, and most specifically within that group, the Chief Information Security Officer, are responsible for implementing and maintaining the Company’s cybersecurity risk management program. The Enterprise Technology group includes cybersecurity and information risk professionals who assess, identify, and manage cybersecurity risks. Individuals within these departments are subject to professional education and certification requirements. As a governance and oversight function, the Enterprise Risk Management department measures and reports on the quality of information and cyber risk management across all functions of the Company. Cybersecurity risk is reported by both the Enterprise Risk Management and Enterprise Technology departments through monthly cybersecurity meetings with executive management and quarterly Enterprise Risk Management Committee meetings.

The Company’s Board of Directors is charged with overseeing the establishment and execution of the Company’s Risk Management program and monitoring adherence to related policies required by applicable statutes, regulations and principles of safety and soundness. Consistent with this responsibility the Board has delegated primary oversight responsibility over the Company’s Risk Management program, including oversight of cybersecurity risk and risk management, to the Audit & Risk Committee of the Board. The Audit & Risk Committee receives regular updates on the cybersecurity program, including cybersecurity risks and incidents through direct interaction with the Chief Technology Officer, the Chief Information Security Officer and the Chief Risk Management Officer. Additionally, the Board of Directors also receives periodic updates regarding cybersecurity risks and the cybersecurity program, as well as training at least annually on the Director’s role in managing cybersecurity risks.

Item 2.       PROPERTIES.

Our principal executive offices are located in the Denver Tech Center area immediately south of Denver, Colorado and cover approximately 47,000 square feet. We also have approximately 57,000 square feet of office and operations space in Kansas City, Missouri. At December 31, 2023, we operated 37 banking centers in Colorado, 32 in Kansas and Missouri, nine in Wyoming, eight in Utah, two in Texas, four in New Mexico and two in Idaho. Of these banking centers, 65 were owned and 29 locations were leased.

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

Item 4.       MINE SAFETY DISCLOSURES.

None.

PART II

Item 5.       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Registrant’s Common Equity

Shares of the Company’s common stock are traded on the New York Stock Exchange (“NYSE”) under the symbol “NBHC”. The Company had 226 shareholders of record as of February 23, 2024. Management estimates that the number of beneficial owners is significantly greater.

Performance Graph

The following graph presents a comparison of the Company’s performance to the indices named below. It assumes $100 invested on December 31, 2018, with dividends invested on a total return basis.

	Period Ending
Index	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
NBHC	100.00	116.55	111.35	152.61	149.32	136.14
KBW Regional Banking Index	100.00	123.87	113.11	154.57	143.87	143.30
Russell 2000 Index	100.00	125.49	150.50	172.75	137.40	160.60

The following table sets forth information about our repurchases of our common stock during the fourth quarter of 2023:

				Maximum
			Total number of	approximate dollar
			shares purchased	value of shares
			as part of publicly	that may yet be
	Total number	Average price	announced plans	purchased under the
Period	of shares purchased	paid per share	or programs	plans or programs (2)
October 1 - October 31, 2023(1)	1,921	$29.76	—	$50,000,000
November 1 - November 30, 2023(1)	5,219	32.28	—	50,000,000
December 1 - December 31, 2023(1)	21,969	37.95	—	50,000,000
Total	29,109	36.39	—

(1)

Represents shares purchased other than through publicly announced plans purchased pursuant to the Company’s stock incentive plans at the then current market value in satisfaction of stock option exercise prices, settlements of restricted stock and tax withholdings.

(2)

On May 9, 2023, the Company’s Board of Directors authorized a new program to repurchase up to $50.0 million of the Company’s stock from time to time in either the open market or through privately negotiated transactions. The remaining authorization under the program as of December 31, 2023 was $50.0 million.

Securities Authorized for Issuance under Equity Compensation Plans

During the second quarter of 2023, shareholders approved the 2023 Omnibus Incentive Plan (the “2023 Plan”). The 2023 Plan replaces the 2014 Omnibus Incentive Plan (“the Prior Plan”), pursuant to which the Company granted equity awards prior to the approval of the 2023 Plan. Under the 2023 Plan, the Compensation Committee of the Board of Directors has the authority to grant, from time to time, awards of options, stock appreciation rights, restricted stock, restricted stock units, performance units, other stock-based awards, or any combination thereof to eligible persons. As of December 31, 2023, the aggregate number of Company common stock available for issuance under the 2023 Plan was 1,163,729 shares.

During the second quarter of 2015, shareholders approved the Company’s 2014 Employee Stock Purchase Plan (“ESPP”). The ESPP allows employees to purchase shares of common stock up to a limit of $25,000 per calendar year or 2,000 shares per offering period. The price an employee pays for shares is 90% of the fair market value of Company common stock on the last day of the offering period. As of December 31, 2023, the aggregate number of Company common stock available for issuance under the ESPP was 235,919 shares.

See note 16 to the consolidated financial statements for further detail related to these equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity plans approved by security holders	755,546	$30.95	1,426,211
Equity plans not approved by security holders	—	—	—
Total	755,546	$30.95	1,426,211

Item 6.       [RESERVED]

Item 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management's discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes as of and for the years ended December 31, 2023, 2022, and 2021, and with the other financial and statistical data presented in this annual report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that may cause actual results to differ materially from management's expectations. Factors that could cause such differences are discussed in the section entitled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” and should be read herewith.

Management’s discussion focuses on 2023 results compared to 2022. For a discussion of 2022 results compared to 2021, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

All amounts are in thousands, except share and per share data, or as otherwise noted.

Overview

Our focus is on building relationships by creating a win-win scenario for our clients and our Company. We believe in providing solutions and services to our clients that are based on fairness and simplicity. We have established a solid financial services franchise with a sizable presence for deposit gathering and building client relationships necessary for growth. We have executed on strategic acquisition opportunities to expand our presence in attractive markets and to diversify our revenue streams. Additionally, we are innovating and building strategic fintech partnerships with the goal of delivering a comprehensive digital financial ecosystem for our clients. We are focused on providing small and medium-sized businesses with alternative digital access to address borrowing, depository and cash management needs, while also providing information management and access to digital payment tools, under the safety of a regulated bank. We believe that our established presence in our core markets of Colorado, the greater Kansas City region, Utah, Wyoming, Texas, New Mexico and Idaho, as well as our ongoing investment in digital solutions and strategic acquisitions, position us well for growth opportunities. As of December 31, 2023, we had $9.9 billion in assets, $7.7 billion in loans, $8.2 billion in deposits, $1.2 billion in equity and $0.9 billion in assets under management in our trust and wealth management business.

Operating Highlights

Profitability and returns

●

Net income increased 99.3% to a record $142.0 million, or $3.72 per diluted share, for the year ended December 31, 2023, compared to net income of $71.3 million, or $2.18 per diluted share, for the year ended December 31, 2022. Adjusting for $36.8 million of pre-tax non-recurring acquisition-related expenses included in 2022, the current year’s net income increased $42.5 million, or 42.7%, compared to 2022.

●

The return on average tangible assets was 1.57% for 2023, compared to 0.95% for 2022. Adjusting for non-recurring acquisition-related expenses, the return on average tangible assets for the year ended December 31, 2022 was 1.32%.

●

The return on average tangible common equity was 18.23% for 2023, compared to 9.91% for 2022. Adjusting for non-recurring acquisition-related expenses, the return on average tangible common equity for the year ended December 31, 2022 was 13.75%.

Strategic execution

●

Completed the acquisition of Cambr Solutions, LLC in April 2023, a business-to-business-to-consumer modeled subsidiary that provides granular and diversified deposits in a cost-efficient manner. At the acquisition date, Cambr administered approximately $1.7 billion of deposits comprising more than 500,000 FDIC-insured deposit accounts.

●

Continued to invest in digital solutions for our clients through our financial eco-system, 2UniFi, for small and medium-sized businesses that we believe will increase access to financial services while reducing the costs of banking services.

Loan portfolio

●	Total loans ended the year at $7.7 billion increasing $478.3 million, or 6.6%, since December 31, 2022.
●	Generated loan fundings totaling $1.5 billion, during the year ended December 31, 2023, with a weighted average new loan origination rate of 8.1%.
●

Maintained a conservatively structured loan portfolio represented by diverse industries and concentrations with most industry sector concentrations at 15% or less of total loans and all concentration levels remain well below our self-imposed limits.

●	Non-owner occupied CRE loans were 169.9% of the Company’s risk based capital, or 24.1% of total loans, and no specific property type comprised more than 5.0% of total loans at December 31, 2023.
●	The Company maintains very little exposure to non-owner occupied CRE retail properties and office properties, comprising 2.0% and 1.3% of total loans, respectively, at December 31, 2023.
●	Multi-family loans totaled $312.9 million, or 4.1% of total loans as of December 31, 2023.
●	We do not originate high-dollar non-amortizing or balloon payment mortgage loans to our clients.

Credit quality

●	Allowance for credit losses totaled 1.27% of total loans at December 31, 2023, compared to 1.24% at December 31, 2022.
●

The Company recorded provision expense for credit losses of $9.5 million for the year ended December 31, 2023, largely driven by loan growth. For the year ended December 31, 2022, the Company recorded provision expense for credit losses of $41.7 million, which included $27.4 million from the RCB and BOJH loan portfolios. The remainder of 2022’s provision expense was driven by loan growth and higher allowance requirements from changes in the CECL model’s underlying macro-economic forecast.

●

Credit quality remained strong, as non-performing loans (comprised of non-accrual loans and non-accrual modified loans) totaled 0.37% of total loans at December 31, 2023, compared to 0.23% at December 31, 2022. Non-performing assets to total loans and OREO totaled 0.42% at December 31, 2023, compared to 0.28% at December 31, 2022.

●	Net charge-offs of $1.1 million and $1.8 million were recorded during 2023 and 2022, respectively. Net charge-offs to average total loans totaled 0.02% and 0.03% for 2023 and 2022, respectively.

Client deposit funded balance sheet

.9
●	We maintain a granular and well diversified deposit base with no exposure to venture capital or crypto deposits.
●	Average total deposits for the year ended December 31, 2023 increased 18.7% to $8.0 billion, compared to $6.7 billion for the year ended December 31, 2022.
●	Average transaction deposits for the years ended December 31, 2023 and 2022 totaled $7.0 billion and $5.9 billion, respectively.
●	The mix of transaction deposits to total deposits was 88.0% and 88.9% at December 31, 2023 and 2022, respectively.
●	Cost of deposits totaled 1.37% during the year ended December 31, 2023, compared to 0.22% for the prior year. Our total deposit beta through this rate cycle remains low at 34%.
●	Approximately 67% of our deposits were FDIC insured as of December 31, 2023.

Liquidity

.9
●	On balance sheet liquidity included $0.2 billion of cash and $1.2 billion of investment securities as of December 31, 2023.
●

Liquidity is monitored and managed to ensure that sufficient funds are available on-demand to meet our business needs. Additionally, we have access to various off-balance sheet third party funding sources including FHLB advances, the Federal Reserve discount window, Cambr deposits, federal funds purchased and the brokered deposit marketplace.

●

Our investment securities portfolio has a short average duration and is largely backed by U.S government or government sponsored entities giving us confidence we will not realize material losses. Regarding the fair value of investment securities, our accumulated other comprehensive loss does not have a material impact on our capital position. Our tangible common equity capital ratio, which includes the accumulated other comprehensive loss, totaled 9.0% as of December 31, 2023, compared to 8.4% as of December 31, 2022.

Revenues

●	Fully taxable equivalent net interest income totaled $368.1 million for the year ended December 31, 2023, an increase of $95.7 million, or 35.1%, compared to the prior year.
●

The FTE net interest margin widened 35 basis points to 4.08% for the year ended December 31, 2023, compared to the prior year. The yield on earning assets increased 159 basis points, primarily due to multiple increases in the federal funds rate since March 2022. The cost of funds totaled 1.58%, compared to 0.26% during 2022.

●

Non-interest income totaled $63.9 million during 2023, decreasing $3.4 million, or 5.0%, from 2022, as the increases in service charges, bank card fees, Cambr income and gains on SBA loan sales were more than offset by lower mortgage banking income due to lower purchase and refinance activity and competition driving tighter gain on sale margin.

●

During the year ended December 31, 2023, the Company executed a sale of mortgage servicing rights, which generated a gain of $1.1 million included in mortgage banking income in the consolidated statements of operations.

Expenses

●

Non-interest expense totaled $242.0 million during the year ended December 31, 2023, representing an increase of $30.7 million, or 14.6%, compared to the year ended December 31, 2022, largely driven by an increase in core operating expenses due to our recent acquisitions. Included in other non-interest expense was an increase of $4.9 million from FDIC deposit insurance expense as a result of our recent acquisitions and an increase in the FDIC assessment rate effective January 2023.

●

The FTE efficiency ratio, excluding other intangible assets amortization and acquisition-related expenses, during the year ended December 31, 2023 improved 276 basis points to 54.31%, compared to 57.07% during the year ended December 31, 2022.

●	Income tax expense totaled $33.6 million during 2023, compared to $14.9 million during 2022. The 2023 and 2022 effective tax rates were 19.1% and 17.3%, respectively.

Strong capital position

●

Capital ratios continue to be strong and in excess of federal bank regulatory agency “well capitalized” thresholds. At December 31, 2023, our consolidated tier 1 leverage ratio was 9.74%, and our common equity tier 1 and consolidated tier 1 risk based capital ratios were 11.89%.

●

Common book value per share increased $3.06 to $32.10 at December 31, 2023. The tangible common book value per share increased $2.14, or 10.4%, to $22.77 at December 31, 2023, compared to December 31, 2022, as 2023’s earnings and a $0.31 improvement in accumulated other comprehensive loss outpaced the impact of the Cambr acquisition and quarterly dividends. Excluding accumulated other comprehensive loss, the tangible book value per share increased $1.81 to $24.79 at December 31, 2023, compared to December 31, 2022.

Key Challenges

Macroeconomic pressures have resulted in volatility and uncertainty in the banking industry. Increases in interest rates, declines in the fair value of securities, lack of available funding, uninsured deposits and risk from concentrations in loan and deposit segments along with declines in commercial real estate property values are drawing increased scrutiny on financial institutions. Liquidity within the financial services sector has tightened, and we expect the intense competition for deposits throughout our markets to continue. While these are widespread challenges for the banking industry, the Company has not experienced a material impact to our financial condition, operations, customer base, liquidity, capital position or risk profile.

Additionally, we face continual challenges implementing our business strategy. These include growing our assets, particularly loans, and deposits amidst intense competition, changing interest rates, adhering to changes in the regulatory environment and identifying and consummating disciplined acquisition and other expansionary opportunities in a very competitive and inflationary environment.

Future growth in our interest income will ultimately be dependent on our ability to originate high-quality loans and other high-quality earning assets such as investment securities as well as our ability to access liquidity and manage our cost of funds. During the years ended December 31, 2023 and 2022, the Federal Reserve increased prevailing interest rates by a total of 100 and 425 basis points, respectively. Our future earnings will be impacted by the Federal Reserve’s future interest rate policy decisions. Management employs risk management policies to monitor and limit exposure to changes in market rates, which is discussed in more detail in the Asset/Liability Management and Interest Rate Risk section of Management’s Discussion and Analysis.

Summary of Selected Historical Consolidated Financial Data

The following table sets forth a summary of selected historical financial information derived from our audited consolidated financial statements as of and for the five years ended December 31, 2023. This information should be read together with the related notes thereto included elsewhere in this annual report. Such information is not necessarily indicative of anticipated future results. All amounts are presented in thousands, except share and per share data, or as otherwise noted.

Consolidated Statements of Financial Condition Data:

	December 31,	December 31,	December 31,	December 31,	December 31,
	2023	2022	2021	2020	2019
Cash and cash equivalents	$190,826	$195,505	$845,695	$605,565	$110,190
Investment securities available-for-sale (at fair value)	628,829	706,289	691,847	661,955	638,249
Investment securities held-to-maturity	585,052	651,527	609,012	376,615	182,884
Non-marketable securities	90,477	89,049	50,740	17,260	29,751
Loans (1)	7,698,758	7,220,469	4,513,383	4,353,726	4,415,406
Allowance for credit losses	(97,947)	(89,553)	(49,694)	(59,777)	(39,064)
Loans, net	7,600,811	7,130,916	4,463,689	4,293,949	4,376,342
Loans held for sale	18,854	22,767	139,142	247,813	117,444
Other real estate owned	4,088	3,731	7,005	4,730	7,300
Premises and equipment, net	162,733	136,111	96,747	106,982	112,151
Goodwill and other intangible assets, net	372,068	339,019	127,349	132,955	126,388
Other assets	297,326	298,329	182,785	212,126	194,813
Total assets	$9,951,064	$9,573,243	$7,214,011	$6,659,950	$5,895,512
Deposits	$8,190,391	$7,872,626	$6,228,173	$5,676,232	$4,737,132
Long-term debt, net	54,200	53,890	39,478	—	—
Other liabilities	493,666	554,525	106,254	163,027	391,460
Total liabilities	8,738,257	8,481,041	6,373,905	5,839,259	5,128,592
Total shareholders’ equity	1,212,807	1,092,202	840,106	820,691	766,920
Total liabilities and shareholders’ equity	$9,951,064	$9,573,243	$7,214,011	$6,659,950	$5,895,512

(1)	Total loans are net of unearned discounts and deferred fees and costs.

Consolidated Statements of Operations Data:

	As of and for the years ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2023	2022	2021	2020	2019
Interest income	$495,415	$284,688	$200,965	$218,002	$242,601
Interest expense	133,464	17,853	13,821	25,056	36,771
Net interest income	361,951	266,835	187,144	192,946	205,830
Provision expense (release) for credit losses	8,295	36,729	(9,293)	17,630	11,643
Net interest income after provision for credit losses	353,656	230,106	196,437	175,316	194,187
Non-interest income	63,917	67,312	110,364	140,258	82,752
Non-interest expense	241,971	211,234	191,830	206,177	180,745
Income before income taxes	175,602	86,184	114,971	109,397	96,194
Income tax expense	33,554	14,910	21,365	20,806	15,829
Net income	$142,048	$71,274	$93,606	$88,591	$80,365
Share Information:
Earnings per share, basic	$3.74	$2.20	$3.04	$2.87	$2.57
Earnings per share, diluted	3.72	2.18	3.01	2.85	2.55
Dividends paid	1.04	0.94	0.87	0.80	0.75
Book value per share	32.10	29.04	28.04	26.79	24.60
Tangible common book value per share(1)	22.77	20.63	24.33	23.09	20.89
Total shareholders' equity to total assets	12.19%	11.41%	11.65%	12.32%	13.01%
Tangible common equity to tangible assets(1)	8.96%	8.38%	10.26%	10.80%	11.27%
Weighted average common shares outstanding, basic	37,937,579	32,360,005	30,727,566	30,857,086	31,175,825
Weighted average common shares outstanding, diluted	38,111,208	32,680,932	31,068,159	31,075,857	31,530,817
Common shares outstanding	37,784,851	37,608,519	29,958,764	30,634,291	31,176,627

(1)

Tangible book value per share and tangible common equity to tangible assets are non-GAAP financial measures. We believe that the most directly comparable GAAP financial measures are book value per share and total shareholders’ equity to total assets. See the reconciliation under “About Non-GAAP Financial Measures.”

Key Metrics

	As of and for the years ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2023	2022	2021	2020	2019
Return on average assets	1.45%	0.91%	1.33%	1.40%	1.38%
Return on average tangible assets(1)	1.57%	0.95%	1.37%	1.44%	1.42%
Return on average tangible assets, adjusted(1)(2)	1.57%	1.32%	1.37%	1.44%	1.42%
Return on average equity	12.29%	7.88%	11.06%	11.24%	10.89%
Return on average tangible common equity(1)	18.23%	9.91%	12.87%	13.27%	13.07%
Return on average tangible common equity, adjusted(1)(2)	18.23%	13.75%	12.87%	13.27%	13.07%
Loan to deposit ratio (end of period)(3)	94.00%	91.72%	72.47%	76.70%	93.21%
Non-interest bearing deposits to total deposits (end of period)	28.83%	39.82%	40.24%	37.19%	25.01%
Net interest margin(4)	4.01%	3.65%	2.87%	3.33%	3.83%
Net interest margin FTE(1)(4)(5)	4.08%	3.73%	2.95%	3.42%	3.93%
Interest rate spread FTE(1)(5)(6)	3.26%	3.54%	2.79%	3.21%	3.65%
Yield on earning assets(7)	5.49%	3.90%	3.08%	3.76%	4.52%
Yield on earning assets FTE(1)(5)(7)	5.56%	3.97%	3.16%	3.85%	4.61%
Cost of interest bearing liabilities	2.30%	0.43%	0.37%	0.64%	0.96%
Cost of deposits	1.37%	0.22%	0.23%	0.45%	0.64%
Non-interest income to total revenue FTE(5)	14.80%	19.82%	36.46%	41.46%	28.18%
Non-interest expense to average assets	2.48%	2.70%	2.73%	3.26%	3.10%
Efficiency ratio	56.82%	63.22%	64.48%	61.88%	62.63%
Efficiency ratio excluding other intangible assets amortization and acquisition-related expenses FTE(1)(2)(5)	54.31%	57.07%	62.99%	60.59%	61.15%
Pre-provision net revenue	$183,897	$122,913	$105,678	$127,027	$107,837
Pre-provision net revenue FTE(1)(5)	189,996	128,425	110,839	132,130	112,902
Pre-provision net revenue FTE adjusted for acquisition-related expense(1)(2)(5)	189,996	143,492	110,839	132,130	112,902

Total Loans Asset Quality Data(3)(8)(9)
Non-performing loans to total loans	0.37%	0.23%	0.24%	0.47%	0.49%
Non-performing assets to total loans and OREO	0.42%	0.28%	0.39%	0.58%	0.66%
Allowance for credit losses to total loans	1.27%	1.24%	1.10%	1.37%	0.88%
Allowance for credit losses to non-performing loans	346.99%	542.35%	458.77%	293.21%	179.62%
Net charge-offs to average loans	0.02%	0.03%	0.03%	0.06%	0.19%

(1)	Represents a non-GAAP financial measure. See non-GAAP reconciliation below.
(2)	Ratios are adjusted for acquisition-related expenses. See non-GAAP reconciliation below.
(3)	Total loans are net of unearned discounts and fees.
(4)	Net interest margin represents net interest income, including accretion income on interest earning assets, as a percentage of average interest earning assets.
(5)

Presented on a fully taxable equivalent (“FTE”) basis using the statutory rate of 21% for all periods presented. The taxable equivalent adjustments included above are $6,099, $5,512, $5,161, $5,103 and $5,065 for the years ended December 31, 2023, 2022, 2021, 2020 and 2019, respectively.

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

About Non-GAAP Financial Measures

Certain of the financial measures and ratios we present, including “tangible assets,” “average tangible assets,” “return on average tangible assets,” “tangible common equity,” “tangible common equity to tangible assets,” “return on average tangible common equity,” “tangible common book value,” “tangible common book value per share,” “tangible common equity to tangible assets,” “tangible common book value, excluding accumulated other comprehensive loss, net of tax,” “tangible common book value per share, excluding accumulated other comprehensive loss, net of tax,” “adjusted non-interest expense,” “non-interest expense to average assets, adjusted,” “adjusted net income,” “adjusted net income excluding other intangible assets amortization expense, after tax,” “adjusted earnings per share – diluted,” “adjusted return on average tangible assets,” “adjusted return on average tangible common equity,” “non-interest expense adjusted for other intangible assets amortization and acquisition-related expenses,” “non-interest expense adjusted for acquisition-related expenses,” “efficiency ratio adjusted for other intangible assets amortization and acquisition-related expenses,” “pre-provision net revenue,” “pre-provision net revenue adjusted for acquisition-related expenses,” “tangible common book value, excluding accumulated other comprehensive loss, net of tax,” “tangible common book value per share, excluding accumulated other comprehensive loss, net of tax,” “adjusted net income excluding other intangible assets amortization expense, after tax,” “net income adjusted for the impact of other intangible assets amortization expense and acquisition-related expenses, after tax,” “net income excluding the impact of other intangible assets amortization expense, after tax,” and “fully taxable equivalent” metrics, are supplemental measures that are not required by, or are not presented in accordance with, U.S. generally accepted accounting principles (GAAP). We refer to these financial measures and ratios as “non-GAAP financial measures.” We consider the use of select non-GAAP financial measures and ratios to be useful for financial and operational decision making and useful in evaluating period-to-period comparisons. We believe that these non-GAAP financial measures provide meaningful supplemental information regarding our performance by excluding certain expenditures or assets that we believe are not indicative of our primary business operating results or by presenting certain metrics on an FTE basis. We believe that management and investors benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting, analyzing and comparing past, present and future periods.

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

A reconciliation of our GAAP financial measures to the comparable non-GAAP financial measures is as follows:

Tangible Common Book Value Ratios

	December 31,	December 31,	December 31,	December 31,	December 31,
	2023	2022	2021	2020	2019
Total shareholders' equity	$1,212,807	$1,092,202	$840,106	$820,691	$766,920
Less: goodwill and other intangible assets, net	(364,716)	(327,191)	(121,392)	(122,575)	(123,758)
Add: deferred tax liability related to goodwill	12,208	10,984	10,070	9,155	8,241
Tangible common equity (non-GAAP)	$860,299	$775,995	$728,784	$707,271	$651,403

Total assets	$9,951,064	$9,573,243	$7,214,011	$6,659,950	$5,895,512
Less: goodwill and other intangible assets, net	(364,716)	(327,191)	(121,392)	(122,575)	(123,758)
Add: deferred tax liability related to goodwill	12,208	10,984	10,070	9,155	8,241
Tangible assets (non-GAAP)	$9,598,556	$9,257,036	$7,102,689	$6,546,530	$5,779,995

Tangible common equity to tangible assets calculations:
Total shareholders' equity to total assets	12.19%	11.41%	11.65%	12.32%	13.01%
Less: impact of goodwill and other intangible assets, net	(3.23)%	(3.03)%	(1.39)%	(1.52)%	(1.74)%
Tangible common equity to tangible assets (non-GAAP)	8.96%	8.38%	10.26%	10.80%	11.27%

Tangible common book value per share calculations:
Tangible common equity (non-GAAP)	$860,299	$775,995	$728,784	$707,271	$651,403
Divided by: ending shares outstanding	37,784,851	37,608,519	29,958,764	30,634,291	31,176,627
Tangible common book value per share (non-GAAP)	$22.77	$20.63	$24.33	$23.09	$20.89

Tangible common book value per share, excluding accumulated other comprehensive loss calculations:
Tangible common equity (non-GAAP)	$860,299	$775,995	$728,784	$707,271	$651,403
Accumulated other comprehensive loss, net of tax	76,401	88,204	6,963	(9,766)	(2,062)
Tangible common book value, excluding accumulated other comprehensive loss, net of tax (non-GAAP)	936,700	864,199	735,747	697,505	649,341
Divided by: ending shares outstanding	37,784,851	37,608,519	29,958,764	30,634,291	31,176,627
Tangible common book value per share, excluding accumulated other comprehensive loss, net of tax (non-GAAP)	$24.79	$22.98	$24.56	$22.77	$20.83

Return on Average Tangible Assets and Return on Average Tangible Equity

	As of and for the years ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2023	2022	2021	2020	2019
Net income	$142,048	$71,274	$93,606	$88,591	$80,365
Add: impact of other intangible assets amortization expense, after tax	5,668	1,799	909	910	899
Net income excluding the impact of other intangible assets amortization expense, after tax (non-GAAP)	$147,716	$73,073	$94,515	$89,501	$81,264

Net income excluding the impact of other intangible assets amortization expense, after tax	$147,716	$73,073	$94,515	$89,501	$81,264
Add: acquisition-related adjustments, after tax (non-GAAP)(1)	—	28,303	—	—	—
Net income adjusted for the impact of other intangible assets amortization expense and acquisition-related expenses, after tax (non-GAAP)(1)	$147,716	$101,376	$94,515	$89,501	$81,264

Average assets	$9,766,448	$7,829,792	$7,020,111	$6,326,268	$5,837,121
Less: average goodwill and other intangible assets, net of deferred tax liability related to goodwill	(345,321)	(166,857)	(111,944)	(114,031)	(116,104)
Average tangible assets (non-GAAP)	$9,421,127	$7,662,935	$6,908,167	$6,212,237	$5,721,017

Average shareholders' equity	$1,155,777	$904,381	$846,539	$788,286	$737,923
Less: average goodwill and other intangible assets, net of deferred tax liability related to goodwill	(345,321)	(166,857)	(111,944)	(114,031)	(116,104)
Average tangible common equity (non-GAAP)	$810,456	$737,524	$734,595	$674,255	$621,819

Return on average assets	1.45%	0.91%	1.33%	1.40%	1.38%
Return on average tangible assets (non-GAAP)	1.57%	0.95%	1.37%	1.44%	1.42%
Adjusted return on average tangible assets (non-GAAP)	1.57%	1.32%	1.37%	1.44%	1.42%
Return on average equity	12.29%	7.88%	11.06%	11.24%	10.89%
Return on average tangible common equity (non-GAAP)	18.23%	9.91%	12.87%	13.27%	13.07%
Adjusted return on average tangible common equity (non-GAAP)	18.23%	13.75%	12.87%	13.27%	13.07%

(1) Acquisition-related adjustments:
Provision expense adjustments:
Day 1 CECL provision expense	$—	$21,706	$—	$—	$—
Non-interest expense adjustments:
Acquisition-related expenses	—	15,067	—	—	—
Acquisition-related adjustments before tax (non-GAAP)	—	36,773	—	—	—
Tax expense impact	—	(8,470)	—	—	—
Acquisition-related adjustments, after tax (non-GAAP)	$—	$28,303	$—	$—	$—

Fully Taxable Equivalent Yield on Earning Assets and Net Interest Margin

	As of and for the years ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2023	2022	2021	2020	2019
Interest income	$495,415	$284,688	$200,965	$218,002	$242,601
Add: impact of taxable equivalent adjustment	6,099	5,512	5,161	5,103	5,065
Interest income FTE (non-GAAP)	$501,514	$290,200	$206,126	$223,105	$247,666

Net interest income	$361,951	$266,835	$187,144	$192,946	$205,830
Add: impact of taxable equivalent adjustment	6,099	5,512	5,161	5,103	5,065
Net interest income FTE (non-GAAP)	$368,050	$272,347	$192,305	$198,049	$210,895

Average earning assets	$9,023,111	$7,308,753	$6,521,300	$5,795,864	$5,368,073
Yield on earning assets	5.49%	3.90%	3.08%	3.76%	4.52%
Yield on earning assets FTE (non-GAAP)	5.56%	3.97%	3.16%	3.85%	4.61%
Net interest margin	4.01%	3.65%	2.87%	3.33%	3.83%
Net interest margin FTE (non-GAAP)	4.08%	3.73%	2.95%	3.42%	3.93%

Efficiency Ratio and Pre-provision Net Revenue

	As of and for the years ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2023	2022	2021	2020	2019
Net interest income	$361,951	$266,835	$187,144	$192,946	$205,830
Add: impact of taxable equivalent adjustment	6,099	5,512	5,161	5,103	5,065
Net interest income FTE (non-GAAP)	$368,050	$272,347	$192,305	$198,049	$210,895

Non-interest income	$63,917	$67,312	$110,364	$140,258	$82,752

Non-interest expense	$241,971	$211,234	$191,830	$206,177	$180,745
Less: other intangible assets amortization	(7,386)	(2,338)	(1,183)	(1,183)	(1,183)
Less: acquisition-related expenses (non-GAAP)	—	(15,067)	—	—	—
Non-interest expense adjusted for other intangible assets amortization and acquisition-related expenses (non-GAAP)	$234,585	$193,829	$190,647	$204,994	$179,562

Non-interest expense	$241,971	$211,234	$191,830	$206,177	$180,745
Less: acquisition-related expenses (non-GAAP)	—	(15,067)	—	—	—
Non-interest expense adjusted for acquisition-related expenses (non-GAAP)	$241,971	$196,167	$191,830	$206,177	$180,745

Efficiency ratio	56.82%	63.22%	64.48%	61.88%	62.63%
Efficiency ratio excluding other intangible assets amortization and acquisition-related expenses FTE (non-GAAP)	54.31%	57.07%	62.99%	60.59%	61.15%

Pre-provision net revenue (non-GAAP)	$183,897	$122,913	$105,678	$127,027	$107,837
Pre-provision net revenue, FTE (non-GAAP)	189,996	128,425	110,839	132,130	112,902
Pre-provision net revenue FTE, adjusted for acquisition-related expenses (non-GAAP)	189,996	143,492	110,839	132,130	112,902

Adjusted Net Income and Earnings Per Share

	As of and for the years ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2023	2022	2021	2020	2019
Adjustments to net income:
Net income	$142,048	$71,274	$93,606	$88,591	$80,365
Add: acquisition-related adjustments, after tax (non-GAAP)	—	28,303	—	—	—
Adjusted net income (non-GAAP)	$142,048	$99,577	$93,606	$88,591	$80,365

Adjustments to earnings per share:
Earnings per share - diluted	$3.72	$2.18	$3.01	$2.85	$2.55
Add: acquisition-related adjustments, after tax (non-GAAP)	—	0.87	—	—	—
Adjusted earnings per share - diluted (non-GAAP)	$3.72	$3.05	$3.01	$2.85	$2.55

Application of Critical Accounting Policies and Significant Estimates

We use accounting principles and methods that conform to GAAP and general banking practices. We are required to apply significant judgment and make material estimates in the preparation of our financial statements and with regard to various accounting, reporting and disclosure matters. Assumptions and estimates are required to apply these principles where actual measurement is not possible or practical. The most significant of these estimates relate to the determination of the allowance for credit losses and accounting for acquired loans. See additional discussion of our ACL policy in note 2 – Summary of Significant Accounting Policies in the notes to our consolidated financial statements for the year ended December 31, 2023.

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

Accounting for Acquired Loans

ASC Topic 805, Business Combinations, requires that acquired loans are recorded at fair value at the date of acquisition. The fair value for acquired loans at the time of acquisition is based on a variety of factors including discounted expected cash flows, adjusted for estimated prepayments and credit losses. In accordance with ASC 326, the fair value adjustment is recorded as premium or discount to the unpaid principal balance of each acquired loan. Loans that have been identified as having experienced a more-than-insignificant deterioration in credit quality since origination are purchase credit deteriorated (“PCD”) loans. The net premium or discount on PCD loans is adjusted by our allowance for credit losses recorded at the time of acquisition. The remaining net premium or discount is accreted or amortized into interest income over the remaining life of the loan using the level yield method. The net premium or discount on non-PCD loans, that includes credit quality and interest rate considerations, is accreted or amortized into interest income over the remaining life of the loan using the level yield method. The Company then records the necessary allowance for credit losses on the non-PCD loans through provision expense for credit losses.

Future Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The update requires public business entities to disclose specific categories related to rate reconciliation. It also requires more detailed information for reconciling items, provided certain quantitative thresholds are met. The amendments in this update are effective for fiscal years beginning after December 15, 2024 and are to be applied on a prospective basis. Early adoption is permitted. The Company is evaluating the impact from ASU 2023-09, and does not expect the adoption of this pronouncement to have a material impact on its financial statements apart from the inclusion of additional disclosures.

Financial Condition

Total assets were $9.9 billion at December 31, 2023, compared to $9.6 billion at December 31, 2022, an increase of $0.3 billion, or 3.9%. At December 31, 2023, cash and cash equivalents decreased $4.7 million, compared to December 31, 2022, and investment securities decreased $143.9 million, or 10.6%. Total loans increased $0.5 billion, or 6.6% compared to December 31, 2022, and the allowance for credit losses totaled $97.9 million, or 1.27% of total loans, at December 31, 2023. At December 31, 2023, lower cost demand, savings, and money market deposits ("transaction deposits") totaled $7.2 billion, compared to $7.0 billion at December 31, 2022. Total deposits increased $0.3 billion to $8.2 billion at December 31, 2023, compared to December 31, 2022. FHLB advances totaled $340.0 million at December 31, 2023, compared to $385.0 million at December 31, 2022.

Investment securities

Available-for-sale

Total investment securities available-for-sale were $628.8 million at December 31, 2023, compared to $706.3 million at December 31, 2022, a decrease of $77.5 million, or 11.0%. There were no purchases or sales of available-for-sale securities during 2023. During 2022, purchases of available-for-sale securities totaled $259.8 million. Maturities and paydowns of available-for-sale securities during 2023 and 2022 totaled $92.0 million and $141.9 million, respectively. During 2022, the Company sold $128.4 million of the available-for-sale securities acquired through the BOJH acquisition.

Available-for-sale investment securities are summarized as follows as of the dates indicated. The weighted average yield was calculated based on amortized cost. Yields on tax exempt securities have not been adjusted for tax exempt status.

	December 31, 2023				December 31, 2022
				Weighted				Weighted
	Amortized	Fair	Percent of	average	Amortized	Fair	Percent of	average
	cost	value	portfolio	yield	cost	value	portfolio	yield
Treasury securities	$74,508	$73,044	11.6%	2.54%	$74,031	$71,388	10.1%	2.54%
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	233,264	201,809	32.1%	1.71%	263,939	226,131	32.0%	1.72%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	417,155	351,242	55.9%	1.69%	478,866	405,926	57.5%	1.69%
Municipal securities	80	79	0.0%	3.17%	155	153	0.0%	3.17%
Corporate debt	2,000	1,843	0.3%	5.87%	2,000	1,920	0.3%	5.87%
Other securities	812	812	0.1%	0.00%	771	771	0.1%	0.00%
Total investment securities available-for-sale	$727,819	$628,829	100.0%	1.80%	$819,762	$706,289	100.0%	1.79%

As of December 31, 2023 and 2022, nearly all the available-for-sale investment portfolio was backed by mortgages. The residential mortgage pass-through securities portfolio is comprised of both fixed rate and adjustable rate Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Government National Mortgage Association (“GNMA”) securities. The other mortgage-backed securities (“MBS”) are comprised of securities backed by FHLMC, FNMA and GNMA securities.

Mortgage-backed securities may have actual maturities that differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average life of the available-for-sale mortgage-backed securities portfolio was 5.2 years and 5.4 years at December 31, 2023 and December 31, 2022, respectively. This estimate is based on assumptions and actual results may differ. At December 31, 2023 and December 31, 2022, the duration of the total available-for-sale investment portfolio was 4.3 years and 4.4 years, respectively.

At December 31, 2023 and 2022, adjustable rate securities comprised 13.0% and 11.5%, respectively, of the available-for-sale mortgage-backed security portfolio. The remainder of the portfolio was comprised of fixed rate amortizing securities with 10 to 30 year contractual maturities, with a weighted average coupon of 1.73% per annum and 1.75% per annum at December 31, 2023 and 2022, respectively.

The available-for-sale investment portfolio included $99.0 million of unrealized losses and $57 thousand of unrealized gains at December 31, 2023. At December 31, 2022, the available-for-sale investment portfolio included $113.5 million of unrealized losses. We believe any unrealized losses are a result of prevailing interest rates, and as such, we do not believe that any of the securities with unrealized losses were impaired. Management believes that default of the available-for-sale securities is highly unlikely. FHLMC, FNMA and GNMA guaranteed mortgage-backed securities and U.S. Treasury securities have a long history of zero credit losses, an explicit guarantee by the U.S. government (although limited for FNMA and FHLMC securities) and yields that generally trade based on market views of prepayment and liquidity risk rather than credit risk.

Our investment security portfolio consists of high-quality securities, which are largely backed by either U.S. government agencies or U.S. government sponsored entities. We regularly model liquidity stress scenarios to assess potential liquidity issues. The results of our stress testing on our debt security portfolio at December 31, 2023, illustrated that we would continue to meet all capital adequacy requirements.

 Held-to-maturity

At December 31, 2023, we held $585.1 million of held-to-maturity investment securities, compared to $651.5 million at December 31, 2022, a decrease of $66.5 million, or 10.2%. Purchases of held-to-maturity securities totaled $2.5 million and $101.7 million during 2023 and 2022, respectively. Maturities and paydowns of held-to-maturity securities totaled $69.6 million and $133.4 million during 2023 and 2022, respectively.

Held-to-maturity investment securities are summarized as follows as of the dates indicated:

	December 31, 2023				December 31, 2022
				Weighted				Weighted
	Amortized	Fair	Percent of	average	Amortized	Fair	Percent of	average
	cost	value	portfolio	yield	cost	value	portfolio	yield
Treasury securities	$49,338	$48,334	8.4%	3.14%	$49,045	$47,629	7.5%	3.14%
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	299,337	265,011	51.2%	2.20%	339,815	298,816	52.2%	2.29%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	236,377	190,983	40.4%	1.60%	262,667	213,479	40.3%	1.60%
Total investment securities held-to-maturity	$585,052	$504,328	100.0%	2.04%	$651,527	$559,924	100.0%	2.07%

The residential mortgage pass-through and other residential MBS held-to-maturity investment portfolios are comprised of fixed rate FHLMC, FNMA and GNMA securities.

The fair value of the held-to-maturity investment portfolio included $81.0 million of unrealized losses and $0.2 million of unrealized gains at December 31, 2023. At December 31, 2022, the held-to-maturity investment portfolio included $91.8 million of unrealized losses and $0.2 million of unrealized gains.

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

Mortgage-backed securities may have actual maturities that differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average expected life of the held-to-maturity mortgage-backed securities portfolio as of December 31, 2023 and December 31, 2022 was 5.7 years and 6.0 years, respectively. This estimate is based on assumptions and actual results may differ. The duration of the total held-to-maturity investment portfolio was 4.6 years and 4.8 years as of December 31, 2023 and December 31, 2022, respectively.

Non-marketable securities

The carrying balance of non-marketable securities are summarized as follows as of the dates indicated:

	December 31, 2023	December 31, 2022
Federal Reserve Bank stock	$24,062	$18,096
Federal Home Loan Bank stock	16,828	20,294
Convertible preferred stock	25,000	29,000
Equity method investments	24,587	21,659
Total	$90,477	$89,049

Non-marketable securities included FRB stock, FHLB stock and other non-marketable securities. During the year ended December 31, 2023, purchases of non-marketable securities, consisting primarily of FHLB stock, totaled $106.2 million and proceeds of non-marketable securities, consisting of redemptions of FHLB stock, totaled $100.0 million. The changes in the Company’s FHLB stock holdings are directly correlated to FHLB line of credit advances and paydowns. During the year ended December 31, 2022, purchases totaled $37.3 million and were comprised of FHLB stock, FRB stock and other non-marketable securities. Proceeds from other non-marketable securities totaled $4.2 million during the year ended December 31, 2022.

FRB and FHLB stock

At December 31, 2023 and December 31, 2022, the Company held FRB stock and FHLB stock for regulatory or debt facility purposes. These are restricted securities which, lacking a market, are carried at cost. There have been no identified events or changes in circumstances that may have an adverse effect on the FRB and FHLB stock carried at cost.

Other non-marketable securities

Other non-marketable securities consist of equity method investments and convertible preferred stock without a readily determinable fair value. During the year ended December 31, 2023, the Company recorded $4.0 million in impairments on convertible preferred stock related to venture capital investments, included in other non-interest income in the Company’s consolidated statements of operations. No impairments were recorded during 2022. During the year ended December 31, 2023, the Company recorded net unrealized losses on equity method investments totaling $35 thousand. During the year ended December 31, 2022, the Company recorded net unrealized gains on equity method investments totaling $1.4 million. These gains and losses were recorded in other non-interest income in the Company’s consolidated statements of operations. The Company continues to invest with fintech solution providers to support our digital ecosystem buildout, support our core bank products and offerings, and to leverage efficiencies and technological solutions in our shared services areas.

Loans overview

At December 31, 2023, our loan portfolio was comprised of new loans that we have originated and loans that were acquired in connection with our acquisitions.

The table below shows the loan portfolio composition at the respective dates:

			December 31, 2023 vs.
			December 31, 2022
	December 31, 2023	December 31, 2022	% Change
Originated:
Commercial:
Commercial and industrial	$1,825,425	$1,841,313	(0.9)%
Municipal and non-profit	1,083,457	959,305	12.9%
Owner-occupied commercial real estate	879,686	656,361	34.0%
Food and agribusiness	265,902	284,714	(6.6)%
Total commercial	4,054,470	3,741,693	8.4%
Commercial real estate non-owner occupied	1,071,529	841,657	27.3%
Residential real estate	919,139	827,030	11.1%
Consumer	16,686	16,986	(1.8)%
Total originated	6,061,824	5,427,366	11.7%

Acquired:
Commercial:
Commercial and industrial	141,484	183,522	(22.9)%
Municipal and non-profit	299	321	(6.9)%
Owner-occupied commercial real estate	244,087	256,979	(5.0)%
Food and agribusiness	58,695	69,265	(15.3)%
Total commercial	444,565	510,087	(12.8)%
Commercial real estate non-owner occupied	785,221	854,393	(8.1)%
Residential real estate	404,648	424,251	(4.6)%
Consumer	2,500	4,372	(42.8)%
Total acquired	1,636,934	1,793,103	(8.7)%
Total loans	$7,698,758	$7,220,469	6.6%

The Company maintains a granular and well-diversified loan portfolio with self-imposed concentration limits. The loan portfolio increased $478.3 million, or 6.6%, from December 31, 2022 to December 31, 2023, led by commercial loan fundings of $247.3 million.

Our commercial and industrial loan portfolio is highly diversified across industry sectors and geography. As of December 31, 2023, there were no industry sectors representing more than 15% of our total loan portfolio. Key segments included government/non-profit loans of $787.1 million, or 10.2% of total loans, and health care/hospital loans of $430.5 million, or 5.6% of total loans.

Non-owner occupied CRE loans were 169.9% of the Company’s risk based capital, or 24.1% of total loans, and no specific property type comprised more than 5.0% of total loans. The Company maintains very little exposure to non-owner occupied CRE retail properties and office properties, comprising 2.0% and 1.3% of total loans, respectively. Multi-family loans totaled $312.9 million, or 4.1% of total loans as of December 31, 2023.

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

New loan origination is a direct result of our ability to recruit and retain top banking talent, connect with clients in our markets and provide needed services at competitive rates. Loan fundings totaled $1.5 billion over the past 12 months, led by commercial loan fundings of $0.9 billion. Fundings are defined as closed end funded loans and revolving lines of credit advances net of any current period paydowns. Management utilizes this more conservative definition of fundings to better approximate the impact of fundings on loans outstanding and ultimately net interest income.

The following tables represent new loan fundings during 2023 and 2022:

	Fourth quarter	Third quarter	Second quarter	First quarter	Total
	2023	2023	2023	2023	2023
Commercial:
Commercial and industrial	$135,954	$89,297	$111,717	$107,013	$443,981
Municipal and non-profit	79,650	18,657	39,331	22,526	160,164
Owner occupied commercial real estate	75,631	67,322	62,649	33,912	239,514
Food and agribusiness	10,646	16,191	6,017	(6,564)	26,290
Total commercial	301,881	191,467	219,714	156,887	869,949
Commercial real estate non-owner occupied	107,738	88,434	99,984	185,875	482,031
Residential real estate	48,925	42,514	40,814	49,406	181,659
Consumer	1,849	1,689	1,777	1,717	7,032
Total	$460,393	$324,104	$362,289	$393,885	$1,540,671

Included in the table above are quarterly net fundings (paydowns) under revolving lines of credit totaling $16,954, ($12,877), $13,766 and ($7,096) for the dates noted, respectively.

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

Included in the table above are quarterly net fundings under revolving lines of credit totaling $96,903, $124,834, $21,762 and $66,430 for the dates noted, respectively.

The tables below show the contractual maturities of our total loans for the dates indicated:

	December 31, 2023
	Due within	Due after 1 but	Due after 5 but	Due after
	1 year	within 5 years	within 15 years	15 Years	Total
Commercial:
Commercial and industrial	$282,560	$1,377,991	$295,659	$10,699	$1,966,909
Municipal and non-profit	36,505	158,561	561,112	327,578	1,083,756
Owner occupied commercial real estate	86,299	413,032	518,950	105,492	1,123,773
Food and agribusiness	121,595	93,227	94,591	15,184	324,597
Total commercial	526,959	2,042,811	1,470,312	458,953	4,499,035
Commercial real estate non-owner occupied	395,426	921,056	527,645	12,623	1,856,750
Residential real estate	58,323	188,452	350,519	726,493	1,323,787
Consumer	6,459	10,871	1,851	5	19,186
Total loans	$987,167	$3,163,190	$2,350,327	$1,198,074	$7,698,758

	December 31, 2022
	Due within	Due after 1 but	Due after 5 but	Due after
	1 year	within 5 years	within 15 years	15 Years	Total
Commercial:
Commercial and industrial	$234,028	$1,421,752	$353,909	$15,146	$2,024,835
Municipal and non-profit	1,184	134,012	513,872	310,558	959,626
Owner occupied commercial real estate	61,598	261,305	478,104	112,333	913,340
Food and agribusiness	83,254	203,910	46,624	20,191	353,979
Total commercial	380,064	2,020,979	1,392,509	458,228	4,251,780
Commercial real estate non-owner occupied	234,962	863,842	579,843	17,403	1,696,050
Residential real estate	72,035	169,024	372,638	637,584	1,251,281
Consumer	6,142	12,494	2,721	1	21,358
Total loans	$693,203	$3,066,339	$2,347,711	$1,113,216	$7,220,469

The stated interest rate (which excludes the effects of non-refundable loan origination and commitment fees, net of costs and the accretion of fair value marks) of total loans with maturities over one year is as follows at the dates indicated:

	December 31, 2023
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate
Commercial
Commercial and industrial	$644,128	5.37%	$1,040,219	8.30%	$1,684,347	7.18%
Municipal and non-profit(1)	1,048,816	3.81%	21,029	5.46%	1,069,845	3.93%
Owner occupied commercial real estate	401,464	4.67%	636,010	7.12%	1,037,474	6.27%
Food and agribusiness	33,539	5.73%	169,464	8.07%	203,003	7.68%
Total commercial	2,127,947	4.52%	1,866,722	7.84%	3,994,669	6.11%
Commercial real estate non-owner occupied	533,105	4.54%	928,219	6.55%	1,461,324	5.82%
Residential real estate	550,974	4.16%	714,490	5.29%	1,265,464	4.80%
Consumer	8,931	5.88%	3,796	8.32%	12,727	6.60%
Total loans with > 1 year maturity	$3,220,957	4.47%	$3,513,227	6.98%	$6,734,184	5.80%

	December 31, 2022
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate
Commercial
Commercial and industrial	$726,568	4.62%	$1,064,239	7.00%	$1,790,807	6.04%
Municipal and non-profit(1)	965,635	3.50%	22,483	4.77%	988,118	3.63%
Owner occupied commercial real estate	417,675	4.51%	434,066	6.00%	851,741	5.33%
Food and agribusiness	49,961	5.26%	220,764	7.19%	270,725	6.83%
Total commercial	2,159,839	4.14%	1,741,552	6.75%	3,901,391	5.35%
Commercial real estate non-owner occupied	569,788	4.28%	891,299	5.88%	1,461,087	5.25%
Residential real estate	500,170	3.75%	679,075	4.88%	1,179,245	4.40%
Consumer	11,480	4.98%	3,736	7.21%	15,216	5.52%
Total loans with > 1 year maturity	$3,241,277	4.11%	$3,315,662	6.13%	$6,556,939	5.15%

(1)

Included in municipal and non-profit fixed rate loans are loans totaling $351,015 and $340,081 that have been swapped to variable rates at current market pricing at December 31, 2023 and 2022, respectively. Included in the municipal and non-profit segment are tax exempt loans totaling $868,842 and $772,908 with an FTE weighted average rate of 4.31% and 4.08% at December 31, 2023 and 2022, respectively.

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

The Company’s policy is to review each prospective credit to determine the appropriateness and the adequacy of security or collateral prior to making a loan. In the event of borrower default, the Company seeks recovery in compliance with lending laws, the respective loan agreements, and credit monitoring and remediation procedures that may include modifying a loan to provide a concession by the Company to the borrower from their original terms due to borrower financial difficulties in order to facilitate repayment. Such modified loans are considered troubled debt modifications (“TDM”). In March 2022, the FASB issued ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which became effective for the Company on January 1, 2023. The guidance eliminates the accounting for troubled debt restructures and requires that an entity evaluate whether loan modifications represent a new loan or a continuation of an existing loan. Such troubled debt modifications may include principal forgiveness, interest rate reductions, other-than-insignificant-payment delays, term extensions or any combination thereof. Assets that have been foreclosed on or acquired through deed-in-lieu of foreclosure are classified as OREO until sold, and are carried at the fair value of the collateral less estimated costs to sell, with any initial valuation adjustments charged to the ACL and any subsequent declines in carrying value charged to impairments on OREO.

Non-performing assets and past due loans

Non-performing assets consist of non-accrual loans and OREO. Interest income that would have been recorded had non-accrual loans performed in accordance with their original contract terms during 2023 and 2022 was $0.6 million and $0.7 million, respectively.

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

The following table sets forth the non-performing assets and past due loans as of the dates presented:

	December 31, 2023	December 31, 2022	December 31, 2021	December 31, 2020	December 31, 2019
Non-accrual loans:
Non-accrual loans, excluding modified loans	$14,756	$14,034	$8,466	$12,190	$16,894
Modified loans on non-accrual(1)	13,472	2,478	2,366	8,197	4,854
Non-performing loans	28,228	16,512	10,832	20,387	21,748
OREO	4,088	3,731	7,005	4,730	7,300
Other repossessed assets	—	—	—	17	—
Total non-performing assets	$32,316	$20,243	$17,837	$25,134	$29,048

Loans 30-89 days past due and still accruing interest	$12,232	$2,986	$1,687	$968	$6,349
Loans 90 days or more past due and still accruing interest	591	95	420	162	1,662
Non-accrual loans	28,228	16,512	10,832	20,387	21,748
Total past due and non-accrual loans	$41,051	$19,593	$12,939	$21,517	$29,759
Accruing modified loans(1)	$15,148	$4,654	$7,186	$13,945	$6,885
Allowance for credit losses	97,947	89,553	49,694	59,777	39,064
Non-performing loans to total loans	0.37%	0.23%	0.24%	0.47%	0.49%
Total 90 days past due and still accruing interest and non-accrual loans to total loans	0.37%	0.23%	0.25%	0.47%	0.53%
Total non-performing assets to total loans and OREO	0.42%	0.28%	0.39%	0.58%	0.66%
ACL to non-performing loans	346.99%	542.35%	458.77%	293.21%	179.62%

(1)

Reflects loan modifications as defined under ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures adopted in the first quarter of 2023. The prior period includes troubled debt restructured loans consistent with historical disclosures.

During 2023, total non-performing loans increased $11.7 million, from December 31, 2022. During 2023, accruing TDMs increased $10.5 million. Total non-performing assets to total loans and OREO totaled 0.42% at December 31, 2023, compared to 0.28% at December 31, 2022.

Loans 30-89 days past due and still accruing interest were 0.16% and 0.04% of total loans at December 31, 2023 and December 31, 2022, respectively. Loans 90 days or more past due and still accruing interest were 0.01% and zero percent of total loans for December 31, 2023 and 2022, respectively.

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

Net charge-offs on loans during the year ended December 31, 2023 totaled $1.1 million, and the ratio of net charge-offs to average total loans totaled 0.02%. During the year ended December 31, 2023, the Company recorded an increase in the allowance for credit losses of $8.4 million, driven by loan growth and an increase in specific reserves. Specific reserves on loans totaled $8.6 million at December 31, 2023.

Net charge-offs on loans during the year ended December 31, 2022 totaled $1.8 million, or 0.03% of total loans. During the year ended December 31, 2022, the Company recorded an increase in the allowance for credit losses of $39.9 million, driven by loan growth, higher reserve requirements from changes in the CECL model’s underlying macro-economic forecast and Day 1 reserve requirements for the acquired RCB and BOJH portfolios. Specific reserves on loans totaled $5.3 million at December 31, 2022.

The Company has elected to exclude accrued interest receivable (“AIR”) from the ACL calculation. As of December 31, 2023 and December 31, 2022, AIR from loans totaled $42.4 million and $31.8 million, respectively. When a loan is placed on non-accrual, any recorded AIR is reversed against interest income.

Total ACL

After considering the above mentioned factors, we believe that the ACL of $97.9 million is adequate to cover estimated lifetime losses inherent in the loan portfolio at December 31, 2023. However, it is likely that future adjustments to the ACL will be necessary. Any changes to the underlying assumptions, circumstances or estimates, including but not limited to changes in the underlying macro-economic forecast, used in determining the ACL, could negatively or positively affect the Company's results of operations, liquidity or financial condition.

The following schedule presents, by class stratification, the changes in the ACL during the years listed:

	As of and for the years ended
	December 31, 2023		December 31, 2022		December 31, 2021		December 31, 2020		December 31, 2019
	Total loans	% NCOs(1)	Total loans	% NCOs(1)	Total loans	% NCOs(1)	Total loans	% NCOs(1)	Total loans	% NCOs(1)
Beginning balance	$89,553		$49,694		$59,777		$39,064		$35,692
Cumulative effect adjustment(2)	—		—		—		5,836		—
Day 1 CECL provision expense	—		21,228		—		—		—
PCD allowance for credit loss at acquisition	—		6,238		—		—		—
Charge-offs:
Commercial	(277)	0.00%	(1,340)	0.02%	(1,171)	0.02%	(2,023)	0.04%	(7,422)	0.17%
Commercial real estate non-owner occupied	—	0.00%	—	0.00%	—	0.00%	(412)	0.01%	(116)	0.00%
Residential real estate	(48)	0.00%	(2)	0.00%	(24)	0.00%	(67)	0.00%	(124)	0.00%
Consumer	(1,250)	0.02%	(845)	0.01%	(621)	0.01%	(726)	0.01%	(937)	0.02%
Total charge-offs	(1,575)		(2,187)		(1,816)		(3,228)		(8,599)
Recoveries	444		385		552		571		328
Net charge-offs	(1,131)	0.02%	(1,802)	0.03%	(1,264)	0.03%	(2,657)	0.06%	(8,271)	0.19%
Provision expense for credit losses	9,525		14,195		(8,819)		17,534		11,643
Ending allowance for credit losses	$97,947		$89,553		$49,694		$59,777		$39,064
Ratio of ACL to total loans outstanding at period end	1.27%		1.24%		1.10%		1.37%		0.88%
Ratio of ACL to total non-performing loans at period end	346.99%		542.35%		458.77%		293.21%		179.62%
Total loans	$7,698,758		$7,220,469		$4,513,383		$4,353,726		$4,415,406
Average total loans outstanding during the period	7,409,724		5,349,916		4,358,707		4,578,894		4,288,226
Non-performing loans	28,228		16,512		10,832		20,387		21,748

(1)	Ratio of net charge-offs to average total loans.
(2)	Related to the adoption of Accounting Standards Update No. 2016-13, Measurement of Credit Losses on Financial Instruments.

The following tables present the allocation of the ACL and the percentage of the total amount of loans in each loan category listed as of the dates presented:

	December 31, 2023
				ACL as a %
	Total loans	% of total loans	Related ACL	of total ACL
Commercial	$4,499,035	58.4%	$45,304	46.3%
Commercial real estate non-owner occupied	1,856,750	24.1%	32,665	33.3%
Residential real estate	1,323,787	17.2%	19,550	20.0%
Consumer	19,186	0.3%	428	0.4%
Total	$7,698,758	100.0%	$97,947	100.0%

	December 31, 2022
				ACL as a %
	Total loans	% of total loans	Related ACL	of total ACL
Commercial	$4,251,780	58.9%	$37,608	42.0%
Commercial real estate non-owner occupied	1,696,050	23.5%	32,050	35.8%
Residential real estate	1,251,281	17.3%	19,306	21.5%
Consumer	21,358	0.3%	589	0.7%
Total	$7,220,469	100.0%	$89,553	100.0%

	December 31, 2021
				ACL as a %
	Total loans	% of total loans	Related ACL	of total ACL
Commercial	$3,162,417	70.1%	$31,256	62.9%
Commercial real estate non-owner occupied	664,729	14.7%	10,033	20.2%
Residential real estate	668,656	14.8%	8,056	16.2%
Consumer	17,581	0.4%	349	0.7%
Total	$4,513,383	100.0%	$49,694	100.0%

	December 31, 2020
				ACL as a %
	Total loans	% of total loans	Related ACL	of total ACL
Commercial	$3,044,065	70.0%	$30,376	50.8%
Commercial real estate non-owner occupied	631,996	14.5%	17,448	29.2%
Residential real estate	658,659	15.1%	11,492	19.2%
Consumer	19,006	0.4%	461	0.8%
Total	$4,353,726	100.0%	$59,777	100.0%

	December 31, 2019
				ACL as a %
	Total loans	% of total loans	Related ACL	of total ACL
Commercial	$2,992,307	67.8%	$30,442	77.9%
Commercial real estate non-owner occupied	630,906	14.3%	4,850	12.4%
Residential real estate	770,417	17.4%	3,468	8.9%
Consumer	21,776	0.5%	304	0.8%
Total	$4,415,406	100.0%	$39,064	100.0%

Deposits

Deposits from banking clients serve as a primary funding source for our banking operations and our ability to gather and manage deposit levels is critical to our success. Deposits not only provide a lower-cost funding source for our loans, but also provide a foundation for the client relationships that are critical to future loan growth. We maintain a granular and well diversified deposit base with no exposure to venture capital or crypto deposits. The following table presents information regarding our deposit composition at December 31, 2023 and 2022:

					Increase (decrease)
	December 31, 2023		December 31, 2022		Amount	% Change
Non-interest bearing demand deposits	$2,361,367	28.8%	$3,134,716	39.9%	$(773,349)	(24.7)%
Interest bearing demand deposits	1,480,042	18.1%	913,852	11.6%	566,190	62.0%
Savings accounts	661,244	8.1%	885,488	11.2%	(224,244)	(25.3)%
Money market accounts	2,705,768	33.0%	2,065,170	26.2%	640,598	31.0%
Total transaction deposits	7,208,421	88.0%	6,999,226	88.9%	209,195	3.0%
Time deposits < $250,000	692,696	8.5%	670,197	8.5%	22,499	3.4%
Time deposits > $250,000	289,274	3.5%	203,203	2.6%	86,071	42.4%
Total time deposits	981,970	12.0%	873,400	11.1%	108,570	12.4%
Total deposits	$8,190,391	100.0%	$7,872,626	100.0%	$317,765	4.0%

The following table shows uninsured time deposits by scheduled maturity as of December 31, 2023:

December 31, 2023
Three months or less	$-
Over 3 months through 6 months	35,996
Over 6 months through 12 months	98,204
Thereafter	94,589
Total uninsured time deposits	$228,789

At December 31, 2023 and 2022, time deposits that were scheduled to mature within 12 months totaled $689.0 million and $469.8 million, respectively. Of the time deposits scheduled to mature within 12 months at December 31, 2023, $212.7 million were in denominations of $250,000 or more, and $476.3 million were in denominations less than $250,000. Approximately 67% and 70% of our total deposits were FDIC insured at December 31, 2023 and 2022, respectively. Additionally, the Company participates in the IntraFi Cash Service program, which allows depositors to receive reciprocal FDIC insurance coverage. The Company had $944.3 million and $268.8 million of deposits in the program as of December 31, 2023 and 2022, respectively.

Long-term debt

The Company holds a subordinated note purchase agreement to issue and sell a fixed-to-floating rate note totaling $40.0 million. The balance on the note at December 31, 2023, net of long-term debt issuance costs totaling $0.3 million, totaled $39.7 million. Interest expense totaling $1.2 million and $1.3 million was recorded in the consolidated statements of operations during the years ended December 31, 2023 and 2022, respectively.

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

As part of the acquisition of BOJH on October 1, 2022, the Company assumed three subordinated note purchase agreements to issue and sell fixed-to-floating rates totaling $15.0 million. The balance on the notes at December 31, 2023, net of a fair value adjustment related to the acquisition totaling $0.5 million, totaled $14.5 million. Interest expense related to the notes totaling $0.6 million and $0.2 million was recorded in the consolidated statements of operations during the years ended December 31, 2023 and 2022, respectively.

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

Other borrowings

As of December 31, 2023 and 2022, the Company sold securities under agreements to repurchase totaling $19.6 million and $20.2 million, respectively. In addition, as a member of the FHLB, the Company has access to a line of credit and term financing from the FHLB with total available credit of $1.7 billion at December 31, 2023. The Company may utilize the FHLB line of credit as a funding mechanism for originated loans and loans held for sale. At December 31, 2023, the Company had $340.0 million of outstanding borrowings with the FHLB. At December 31, 2022, the Company had $385.0 million of outstanding borrowings with the FHLB. The Company may pledge investment securities and loans as collateral for FHLB advances. There were no investment securities pledged at December 31, 2023 or 2022. Loans pledged were $2.6 billion at December 31, 2023 and $2.0 billion at December 31, 2022. The Company incurred $22.0 million and $1.7 million of interest expense related to FHLB advances or other short-term borrowings for the years ended December 31, 2023 and 2022, respectively.

Regulatory Capital

Our subsidiary banks and the holding company are subject to the regulatory capital adequacy requirements of the Federal Reserve Board and the FDIC, as applicable. Failure to meet the minimum capital requirements can initiate certain mandatory and possibly further discretionary actions by regulators that could have a material adverse effect on us. At December 31, 2023 and 2022, our subsidiary banks and the consolidated holding company exceeded all capital ratio requirements under prompt corrective action and other regulatory requirements, as further detailed in note 14 of our consolidated financial statements.

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

Overview of results of operations

During the year ended December 31, 2023, net income increased $70.8 million, or 99.3%, to a record $142.0 million, or $3.72 per diluted share, compared to net income of $71.3 million, or $2.18 per diluted share in the prior year. Adjusting for acquisition-related provision expense and non-recurring acquisition-related expenses of $36.8 million during 2022, net income increased $42.5 million, or 42.7%, during 2023. For the year ended December 31, 2022, adjusted net income totaled $99.6 million or $3.05 per diluted share. The increase during 2023 was driven by organic balance sheet growth, strategic acquisition growth and increases in the Federal Reserve Bank’s interest rates. The return on average tangible assets was 1.57% and 0.95% during the years ended December 31, 2023 and 2022, respectively, and the return on average tangible common equity was 18.23% and 9.91%, respectively. Adjusting for acquisition-related expenses, the return on average tangible assets was 1.32% and the return on average tangible common equity was 13.75% during the year ended December 31, 2022.

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

The table below presents the components of net interest income on a FTE basis for the years ended December 31, 2023, 2022 and 2021.

	For the year ended			For the year ended			For the year ended
	December 31, 2023			December 31, 2022			December 31, 2021
	Average balance	Interest	Average rate	Average balance	Interest	Average rate	Average balance	Interest	Average rate
Interest earning assets:
Originated loans FTE(1)(2)(3)	$5,739,310	$361,032	6.29%	$4,767,713	$218,561	4.58%	$4,129,684	$164,527	3.98%
Acquired loans	1,700,419	104,933	6.17%	594,222	40,060	6.74%	202,174	17,340	8.58%
Loans held for sale	21,756	1,510	6.94%	58,788	2,563	4.36%	178,373	5,110	2.86%
Investment securities available-for-sale	774,337	15,370	1.98%	839,872	15,091	1.80%	667,859	10,014	1.50%
Investment securities held-to-maturity	620,595	10,960	1.77%	604,423	9,109	1.51%	576,343	7,311	1.27%
Other securities	44,936	3,254	7.24%	17,598	1,034	5.88%	15,032	838	5.57%
Interest earning deposits	121,758	4,455	3.66%	426,137	3,782	0.89%	751,835	986	0.13%
Total interest earning assets FTE(2)	$9,023,111	$501,514	5.56%	$7,308,753	$290,200	3.97%	$6,521,300	$206,126	3.16%
Cash and due from banks	109,496			90,657			78,979
Other assets	725,797			490,206			472,775
Allowance for credit losses	(91,956)			(59,824)			(52,943)
Total assets	$9,766,448			$7,829,792			$7,020,111
Interest bearing liabilities:
Interest bearing demand, savings and money market deposits	$4,337,231	$87,957	2.03%	$3,235,834	$9,347	0.29%	$2,772,091	$6,240	0.23%
Time deposits	970,983	21,421	2.21%	826,293	5,249	0.64%	914,837	7,362	0.80%
Securities sold under agreements to repurchase	19,346	22	0.11%	21,298	43	0.20%	20,338	23	0.11%
Long-term debt, net	54,036	2,073	3.84%	43,048	1,519	3.53%	6,200	196	3.16%
Federal Home Loan Bank advances	423,783	21,991	5.19%	40,870	1,695	4.15%	—	—	0.00%
Total interest bearing liabilities	$5,805,379	$133,464	2.30%	$4,167,343	$17,853	0.43%	$3,713,466	$13,821	0.37%
Demand deposits	2,660,525			2,652,561			2,355,171
Other liabilities	144,767			105,507			104,935
Total liabilities	8,610,671			6,925,411			6,173,572
Shareholders' equity	1,155,777			904,381			846,539
Total liabilities and shareholders' equity	$9,766,448			$7,829,792			$7,020,111
Net interest income FTE(2)		$368,050			$272,347			$192,305
Interest rate spread FTE(2)			3.26%			3.54%			2.79%
Net interest earning assets	$3,217,732			$3,141,410			$2,807,834
Net interest margin FTE(2)			4.08%			3.73%			2.95%
Average transaction deposits	$6,997,756			$5,888,395			$5,127,262
Average total deposits	7,968,739			6,714,688			6,042,099
Ratio of average interest earning assets to average interest bearing liabilities	155.43%			175.38%			175.61%

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Presented on an FTE basis using the statutory tax rate of 21% for all periods presented. The taxable equivalent adjustments included above are $6,099, $5,512 and $5,161 for the years ended December 31, 2023, 2022 and 2021, respectively.

(3)	Loan fees included in interest income totaled $13,905, $9,453 and $18,207 during 2023, 2022 and 2021, respectively.

Net interest income totaled $362.0 million, $266.8 million and $187.1 million during the years ended December 31, 2023, 2022 and 2021, respectively. Net interest income on an FTE basis totaled $368.1 million, $272.3 million and $192.3 million during the years ended December 31, 2023, 2022 and 2021, respectively. During the year ended December 31, 2023, the FTE net interest margin widened 35 basis points to 4.08%, compared to the year ended December 31, 2022. The yield on earning assets increased 159 basis points to 5.56%, primarily driven by increases in the earning assets and increases in the Federal Reserve Bank’s interest rates. The cost of funds increased 132 basis points to 1.58% during the year ended December 31, 2023, compared to the year ended December 31, 2022.

Average loans comprised $7.4 billion, or 82.5%, of total average interest earning assets during 2023, compared to $5.4 billion, or 73.4%, during 2022. The increase in average loan balances was driven by a $1.1 billion increase in average acquired loans from the 2022 acquisitions and a $1.0 billion increase in average originated loans.

Average investment securities comprised 15.5% and 19.8% of total interest earning assets during 2023 and 2022, respectively, driven by changes in our earning assets mix.

Average balances of interest bearing liabilities increased $1.6 billion during 2023, compared to 2022, driven by organic balance sheet and strategic acquisition growth. The increase was driven by higher interest bearing demand, savings and money market deposits totaling $1.1 billion, FHLB advances totaling $382.9 million, time deposits totaling $144.7 million and long-term debt totaling $11.0 million. The increase was partially offset by a decrease in average securities sold under agreements to repurchase totaling $2.0 million.

Total interest expense related to interest bearing liabilities was $133.5 million and $17.9 million during 2023 and 2022, respectively, at an average cost of 2.30% and 0.43% during 2023 and 2022, respectively. Additionally, the cost of deposits increased 115 basis points to 1.37% during 2023, compared to 2022.

The following table summarizes the changes in net interest income on an FTE basis by major category of interest earning assets and interest bearing liabilities, identifying changes related to volume and changes related to rates for 2023, 2022 and 2021:

	The year ended December 31, 2023			The year ended December 31, 2022
	compared to			compared to
	the year ended December 31, 2022			the year ended December 31, 2021
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Originated loans FTE(1)(2)(3)	$61,119	$81,352	$142,471	$29,248	$24,786	$54,034
Acquired loans	68,264	(3,391)	64,873	26,430	(3,710)	22,720
Loans held for sale	(2,570)	1,517	(1,053)	(5,214)	2,667	(2,547)
Investment securities available-for-sale	(1,301)	1,580	279	3,091	1,986	5,077
Investment securities held-to-maturity	286	1,565	1,851	423	1,375	1,798
Other securities	1,980	240	2,220	151	45	196
Interest earning deposits	(11,137)	11,810	673	(2,891)	5,687	2,796
Total interest income	$116,641	$94,673	$211,314	$51,238	$32,836	$84,074
Interest expense:
Interest bearing demand, savings and money market deposits	$22,336	$56,274	$78,610	$1,340	$1,767	$3,107
Time deposits	3,192	12,980	16,172	(562)	(1,551)	(2,113)
Securities sold under agreements to repurchase	(2)	(19)	(21)	2	18	20
Long-term debt, net	422	132	554	1,300	23	1,323
Federal Home Loan Bank advances	19,870	426	20,296	1,695	—	1,695
Total interest expense	45,818	69,793	115,611	3,775	257	4,032
Net change in net interest income	$70,823	$24,880	$95,703	$47,463	$32,579	$80,042

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Presented on a fully taxable equivalent basis using the statutory tax rate of 21% for all periods presented. The taxable equivalent adjustments included above are $6,099, $5,512 and $5,161 for the years ended December 31, 2023, 2022 and 2021, respectively.

(3)	Loan fees included in interest income totaled $13,905, $9,453 and $18,207 for the years ended December 31, 2023, 2022 and 2021, respectively.

Below is a breakdown of average deposits and the average rates paid during the periods indicated:

	For the three months ended				For the years ended
	December 31, 2023		December 31, 2022		December 31, 2023		December 31, 2022
		Average		Average		Average		Average
	Average	rate	Average	rate	Average	rate	Average	rate
	balance	paid	balance	paid	balance	paid	balance	paid
Non-interest bearing demand	$2,390,457	0.00%	$3,142,296	0.00%	$2,660,525	0.00%	$2,652,561	0.00%
Interest bearing demand	1,392,118	2.85%	939,973	0.53%	1,238,101	2.18%	678,151	0.32%
Money market accounts	2,693,925	3.19%	2,115,876	0.53%	2,359,247	2.42%	1,744,797	0.33%
Savings accounts	665,520	0.74%	890,724	0.21%	739,883	0.53%	812,886	0.17%
Time deposits	986,513	2.76%	892,122	0.91%	970,983	2.21%	826,293	0.64%
Total average deposits	$8,128,533	1.94%	$7,980,991	0.33%	$7,968,739	1.37%	$6,714,688	0.22%

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

The Company recorded a provision expense for credit losses of $8.3 million for the year ended December 31, 2023, driven by loan growth and higher specific reserve requirements. Included in the provision for credit losses was $1.2 million of provision release for unfunded loan commitments. During the year ended December 31, 2022, the Company recorded a provision expense for credit losses of $36.7 million, which included $21.7 million of Day 1 reserve funding for the RCB and BOJH loan portfolios. The remainder of the provision expense was driven by loan growth and higher reserve requirements from changes in the CECL model’s underlying macro-economic forecast.

Non-interest income

The table below details the components of non-interest income for the years presented:

	For the years ended December 31,			2023 vs 2022		2022 vs 2021
				Increase (decrease)		Increase (decrease)
	2023	2022	2021	Amount	% Change	Amount	% Change
Service charges	$18,225	$16,357	$14,894	$1,868	11.4%	$1,463	9.8%
Bank card fees	19,636	18,299	17,693	1,337	7.3%	606	3.4%
Mortgage banking income	13,634	23,774	63,360	(10,140)	(42.7)%	(39,586)	(62.5)%
Bank-owned life insurance income	3,269	2,272	2,208	997	43.9%	64	2.9%
Other non-interest income	9,153	6,610	12,209	2,543	38.5%	(5,599)	(45.9)%
Total non-interest income	$63,917	$67,312	$110,364	$(3,395)	(5.0)%	$(43,052)	(39.0)%

Non-interest income totaled $63.9 million for the year ended December 31, 2023, compared to $67.3 million for the year ended December 31, 2022. Mortgage banking income decreased $10.1 million, driven by lower purchase and refinance activity and competition driving tighter gain on sale margins, which was partially offset by a $1.1 million gain from the sale of mortgage servicing rights. Service charges and bank card fees increased a combined $3.2 million during the year ended December 31, 2023, compared to 2022, due to growth in our depositor base. During the year ended December 31, 2023, other non-interest income increased $2.5 million and included $1.5 million higher trust income, $1.3 million higher gains on SBA loan sales, $0.9 million higher fair value adjustments on company-owned life insurance, as well as the addition of Cambr income in 2023. Included in 2023 were $4.0 million in net impairments related to venture capital investments classified as non-marketable securities.

Non-interest expense

The table below details the components of non-interest expense for the years presented:

	For the years ended December 31,			2023 vs 2022		2022 vs 2021
				Increase (decrease)		Increase (decrease)
	2023	2022	2021	Amount	% Change	Amount	% Change
Salaries and benefits	$137,701	$124,971	$127,504	$12,730	10.2%	$(2,533)	(2.0)%
Occupancy and equipment	37,552	31,496	25,283	6,056	19.2%	6,213	24.6%
Data processing	13,110	12,657	9,310	453	3.6%	3,347	36.0%
Marketing and business development	4,002	3,821	2,509	181	4.7%	1,312	52.3%
FDIC deposit insurance	7,008	2,121	1,850	4,887	230.4%	271	14.6%
Bank card expenses	5,769	5,480	5,177	289	5.3%	303	5.9%
Professional fees	10,464	14,418	5,423	(3,954)	(27.4)%	8,995	165.9%
Other non-interest expense	18,979	13,932	13,591	5,047	36.2%	341	2.5%
Other intangible assets amortization	7,386	2,338	1,183	5,048	215.9%	1,155	97.6%
Total non-interest expense	$241,971	$211,234	$191,830	$30,737	14.6%	$19,404	10.1%

During the year ended December 31, 2023, non-interest expense totaled $242.0 million, an increase of $30.7 million, or 14.6%, primarily due to an increase in core operating expenses driven by our recent acquisitions. Included in other non-interest expense is $4.9 million higher FDIC deposit insurance expense as a result of our 2022 acquisitions and an increase in the FDIC assessment rate effective January 2023. Included in 2023 and 2022 were non-recurring acquisition-related expenses of $1.0 million and $15.1 million, respectively.

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

Income tax expense totaled $33.6 million during 2023, compared to $14.9 million during 2022. The increase in income tax expense was driven by higher pre-tax income, partially offset by $2.4 million in research and development tax credits recognized in 2023. The effective tax rate for 2023 was 19.1%, compared to 17.3% for 2022. As of December 31, 2023, our marginal tax rate (the rate we pay on each incremental dollar of earnings) was approximately 23%. However, our effective tax rate (income tax expense divided by income before income taxes) for a given period differs from our marginal rate largely due to income and expense items that are non-taxable or non-deductible in the calculation of income tax expense. The lower effective tax rate compared to the federal statutory tax rate was primarily due to interest income from tax-exempt lending, bank-owned life insurance income, and the relationship of these items to pre-tax income.

Liquidity and Capital Resources

Liquidity

Liquidity risk management is an important element in our asset/liability management. Liquidity is monitored and managed to ensure that sufficient funds are available to operate our business and pay our obligations to depositors and other creditors, while providing ample available funds for opportunistic and strategic investments. The Company’s corporate treasury team measures liquidity needs through daily cash monitoring, weekly cash projections and monthly liquidity measures reviewed in conjunction with Board-approved liquidity policy limits. We also regularly conduct Board-approved contingency funding plan stress tests to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed problematic by management. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs and are monitored monthly by our Asset and Liability Committee. As of December 31, 2023, the Banks had sufficient liquidity to cover all expected and unexpected uses of cash as modeled by various short-term and long-term liquidity stress scenarios.

Our primary sources of funds include but are not limited to cash on hand, the investment securities portfolio, federal funds purchased, deposits, funds provided from operations, prepayments and maturities of loans.

On-balance sheet liquidity is represented by our cash and cash equivalents and unencumbered investment securities, and is detailed in the table below as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Cash and due from banks	$190,826	$195,505
Unencumbered investment securities, at fair value	338,555	476,250
Total	$529,381	$671,755

Total on-balance sheet liquidity decreased $142.4 million at December 31, 2023, compared to December 31, 2022. The decrease was due to lower cash and due from banks of $4.7 million, partially offset by $137.7 million lower unencumbered available-for-sale and held-to-maturity securities balances. As of December 31, 2023, approximately, $871.7 million of investment securities were pledged to secure client deposits and repurchase agreements.

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

The Company had pledged $2.6 billion of loans as collateral to the FHLB at December 31, 2023 and $2.0 billion at December 31, 2022, respectively. FHLB borrowing availability, lines of credit and other short-term borrowing availability totaled $1.7 billion at December 31, 2023. At December 31, 2023, the Company had $340.0 million of outstanding borrowings with the FHLB.

Additionally, we have access to the Federal Reserve’s Bank Term Funding Program (“BTFP”). The BTFP is a recently established facility in response to recent liquidity concerns within the banking industry to help assure that banks have the ability to meet the needs of depositors. Under the program, eligible depository institutions can obtain loans of up to one year in length by pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral. The BTFP will cease making new loans on March 11, 2024.

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

At present, financing activities primarily consist of changes in deposits and repurchase agreements, and advances from the FHLB, in addition to the payment of dividends and the repurchase of our common stock. Maturing time deposits represent a potential use of funds. As of December 31, 2023, $689.0 million of time deposits were scheduled to mature within 12 months. Based on the current interest rate environment and market conditions, our consumer banking strategy is to focus on attracting and maintaining both lower cost transaction accounts and time deposits.

During 2021, the Company entered into a subordinated note purchase agreement to issue and sell a fixed-to-floating note. The Company deployed the net proceeds from the sale of the note for general corporate purposes. At December 31, 2023, the balance on the note, net of long-term debt issuance costs totaling $0.3 million, totaled $39.7 million. The note is not subject to redemption at the option of the holder. Additionally, as part of the acquisition of BOJH on October 1, 2022, the Company assumed three subordinated note purchase agreements to issue and sell fixed-to-floating rate notes. The balance on the notes at December 31, 2023, net of the fair value adjustment from the acquisition totaling $0.5 million, totaled $14.5 million.

Exclusive from the investing activities related to acquisitions, our primary investing activities are loan fundings and pay-offs and paydowns of loans and purchases and sales of investment securities. At December 31, 2023, pledgeable investment securities represented a significant source of liquidity. Our available-for-sale investment securities are carried at fair value and our held-to-maturity securities are carried at amortized cost. Our collective investment securities portfolio totaled $1.2 billion at December 31, 2023, inclusive of pre-tax net unrealized losses of $99.0 million on the available-for-sale securities portfolio. Additionally, our held-to-maturity securities portfolio had $80.7 million of pre-tax net unrealized losses at December 31, 2023. The gross unrealized gains and losses are detailed in note 4 of our consolidated financial statements. As of December 31, 2023, our investment securities portfolio consisted primarily of MBS, all of which were issued or guaranteed by U.S. Government agencies or sponsored enterprises. The anticipated repayments and marketability of these securities offer substantial resources and flexibility to meet new loan demand, reinvest in the investment securities portfolio, or provide optionality for reductions in our deposit funding base.

We enter into contractual obligations that require a future cash settlement. These may include operating lease obligations, purchase obligations, time deposits and issuance of long-term debt. For the year ended December 31, 2023, contractual obligations totaled $1.0 billion with $705.9 million estimated to be paid within one year. Included within those contractual obligations were time deposits totaling $982.0 million, with $689.0 million of that estimated to be paid within one year.

For additional information regarding our operating, investing and financing cash flows, see our consolidated statements of cash flows in the accompanying consolidated financial statements.

Capital

Under the Basel III requirements, at December 31, 2023, the Company, NBH Bank and Bank of Jackson Hole Trust met all capital adequacy requirements, and the Banks had regulatory capital ratios in excess of the levels established for well-capitalized institutions. For more information on regulatory capital, see note 14 in our consolidated financial statements.

Our shareholders' equity is impacted by earnings, changes in unrealized gains and losses on securities, net of tax, stock-based compensation activity, share repurchases, shares issued in connection with acquisitions and the payment of dividends.

The Board of Directors has from time to time authorized multiple programs to repurchase shares of the Company’s common stock either in open market or in privately negotiated transactions in accordance with applicable regulations of the SEC. On May 19, 2023, the Company’s Board of Directors authorized a new program to repurchase up to $50.0 million of the Company’s stock. The remaining authorization under the program as of December 31, 2023 was $50.0 million.

On January 18, 2024, our Board of Directors declared a quarterly dividend of $0.27 per common share, payable on March 15, 2024 to shareholders of record at the close of business on February 23, 2024.

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

●	Yield curve risk — changes in the yield curve where interest rates increase or decrease in a nonparallel fashion; and
●	Basis risk — changes in spread relationships between different yield curves.

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

Our interest rate risk model indicated that the Company was in a fairly neutral position in terms of interest rate sensitivity at December 31, 2023. At December 31, 2023, our asset sensitivity position decreased from December 31, 2022, primarily driven by balance sheet mix change, mainly due to shifting of non-interest bearing deposits into interest bearing accounts. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 100 and 200 basis point decrease in interest rates on net interest income based on the interest rate risk model at the respective dates:

Hypothetical
shift in interest	% change in projected net interest income
rates (in bps)	December 31, 2023	December 31, 2022
200	(0.18)%	2.60%
100	(0.06)%	1.31%
(100)	(0.09)%	(2.93)%
(200)	(0.33)%	(8.24)%

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

As part of the asset/liability management strategy to manage primary market risk exposures expected to be in effect in future reporting periods, management has executed interest rate derivatives primarily using floors and collars. For further discussion of the Company’s derivative contracts refer to note 21. The strategy with respect to liabilities has been to continue to emphasize transaction deposit growth, particularly non-interest or low interest bearing non-maturing deposit accounts while building long-term client relationships. Non-maturing deposit accounts totaled 88.0% of total deposits at December 31, 2023, compared to 88.9% at December 31, 2022. We currently have no brokered time deposits.

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

Off-Balance Sheet Activities

In the normal course of business, we are a party to various contractual obligations, commitments and other off-balance sheet activities that contain credit, market, and operational risk that are not required to be reflected in our consolidated financial statements. The most significant of these are the loan commitments that we enter into to meet the financing needs of clients, including commitments to extend credit, commercial and consumer lines of credit and standby letters of credit. As of December 31, 2023 and 2022, we had loan commitments totaling $1.6 billion and $2.0 billion, respectively, and standby letters of credit that totaled $13.0 million and $13.9 million, respectively. Unused commitments do not necessarily represent future credit exposure or cash requirements, as commitments often expire without being drawn upon.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

National Bank Holdings Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of National Bank Holdings Corporation and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Allowance for credit losses for loans individually evaluated on a collective basis

As discussed in Note 7 to the consolidated financial statements, the allowance for credit losses related to loans collectively evaluated for impairment (the collective ACL) was $89.5 million of a total ACL of $97.9 million as of December 31, 2023. The Company estimated the December 31, 2023 collective ACL by first disaggregating the loan portfolio into segments based upon broad characteristics such as primary use and underlying collateral. Within these segments, the portfolio was further disaggregated into classes of loans with similar attributes and risk characteristics. The 2023 collective ACL was determined at the class level, analyzing loss history based upon specific loss drivers and risk factors affecting each loan class. The Company utilized a discounted cash flow (DCF) model developed within a third-party software tool to establish expected lifetime credit losses for the loan portfolio. The 2023 collective ACL was calculated as the difference between the amortized cost basis and the projections from the DCF analysis. The DCF model allows for individual life of loan cash flow modeling, excluding extensions and renewals, using loan-specific interest rates and repayment schedules including estimated prepayment rates and loss recovery timing delays. The model incorporates forecasts of certain national macroeconomic factors (reasonable and supportable forecasts) which drive correlated Probability of Default (“PD”) and Loss Given Default (“LGD”) rates, which in turn, drive the losses predicted in establishing the Company’s 2023 collective ACL. Management accounts for the inherent uncertainty of the underlying economic forecast by reviewing and weighting alternate forecast scenarios. PD and LGD rates along with prepayment rates and loss recovery time delays are determined at a loan class level making use of both internal and peer historical loss rate data. For periods beyond the reasonable and supportable forecast period, the Company reverts to historical long-term average loss rates on a straight-line basis. The length of the forecast period spans four quarters. The length of the reversion period is based on management’s assessment of the length and pattern of the current economic cycle and typically ranges from four to eight quarters. Additionally, the 2023 collective ACL calculation includes subjective adjustments for qualitative risk factors that are likely to cause estimated credit losses to differ from historical experience.

We identified the assessment of the 2023 collective ACL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge in the industry, and subjective and complex auditor judgment was involved in the assessment of the 2023 collective ACL. Specifically, the assessment encompassed the evaluation of the 2023 collective ACL methodology, including (1) the DCF model and significant assumptions: PD, LGD, prepayment rates, discount rates, loss recovery time delays, the use of peer data, portfolio segmentation, the length and weighting of the reasonable and supportable forecast and the reversion period, and (2) the qualitative risk factors. The assessment also included an evaluation of the conceptual soundness and performance of the underlying models and assumptions. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the 2023 collective ACL estimate, including controls over the:

◾	Development of the 2023 collective ACL methodology
◾	Continued use and appropriateness of changes made to the DCF model
◾	Performance monitoring of the DCF model
◾	Identification and determination of the significant assumptions used in the DCF model
◾	Continued use and appropriateness of changes made to the qualitative factors, including the significant assumptions used in the measurement of the qualitative factors
◾	Analysis of the overall ACL results, trends, and ratios.

We evaluated the Company’s process to develop the 2023 collective ACL estimate by testing certain sources of data, factors, and significant assumptions that the Company used, and considered the relevance and reliability of such data, factors, and significant assumptions, including an evaluation of whether additional factors or alternative assumptions should be used. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:

◾	Evaluating the Company’s 2023 collective ACL methodology for compliance with U.S. generally accepted accounting principles
◾	Assessing the conceptual soundness and performance testing of the DCF model by inspecting the model documentation to determine whether the models are suitable for their intended use
◾	Evaluating judgments made by the Company in the continued use and appropriateness of changes made to the PD, LGD, prepayment rates, loss recovery time delays, use of peer data, and the reversion period assumptions by comparing them to relevant Company-specific metrics and trends, and the applicable industry and regulatory practices
◾	Evaluating the selection of methodology used to develop the economic forecast scenarios, including the weighting of the scenarios, and underlying assumptions, by comparing it to the Company’s business environment and relevant industry practices
◾	Determining whether the loan portfolio is segmented by similar risk characteristics by comparing to the Company’s business environment and relevant industry practices
◾	Evaluating the methodology used to develop the qualitative factors and the effect of those factors on the 2023 collective ACL compared with relevant credit risk factors and consistency with credit trends and identified limitations of the underlying DCF model.

We also assessed the sufficiency of the audit evidence obtained related to the 2023 collective ACL estimate by evaluating the:

◾	Cumulative results of the audit procedures
◾	Qualitative aspects of the Company’s accounting practices
◾	Potential bias in the accounting estimates.

We have served as the Company’s auditor since 2010.

Kansas City, Missouri

February 27, 2024

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

December 31, 2023 and 2022

(In thousands, except share and per share data)

	December 31, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$190,826	$195,505
Investment securities available-for-sale (at fair value)	628,829	706,289
Investment securities held-to-maturity (fair value of $504,328 and $559,924 at December 31, 2023 and December 31, 2022, respectively)	585,052	651,527
Non-marketable securities	90,477	89,049
Loans	7,698,758	7,220,469
Allowance for credit losses	(97,947)	(89,553)
Loans, net	7,600,811	7,130,916
Loans held for sale	18,854	22,767
Other real estate owned	4,088	3,731
Premises and equipment, net	162,733	136,111
Goodwill	306,043	279,132
Intangible assets, net	66,025	59,887
Other assets	297,326	298,329
Total assets	$9,951,064	$9,573,243
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing demand deposits	$2,361,367	$3,134,716
Interest bearing demand deposits	1,480,042	913,852
Savings and money market	3,367,012	2,950,658
Time deposits	981,970	873,400
Total deposits	8,190,391	7,872,626
Securities sold under agreements to repurchase	19,627	20,214
Long-term debt, net	54,200	53,890
Federal Home Loan Bank advances	340,000	385,000
Other liabilities	134,039	149,311
Total liabilities	8,738,257	8,481,041
Shareholders’ equity:
Common stock, par value $0.01 per share: 400,000,000 shares authorized; 51,487,907 and 51,487,907 shares issued; 37,784,851 and 37,608,519 shares outstanding at December 31, 2023 and December 31, 2022, respectively	515	515
Additional paid-in capital	1,162,269	1,159,508
Retained earnings	433,126	330,721
Treasury stock of 13,462,472 and 13,714,251 shares at December 31, 2023 and December 31, 2022, respectively, at cost	(306,702)	(310,338)
Accumulated other comprehensive loss, net of tax	(76,401)	(88,204)
Total shareholders’ equity	1,212,807	1,092,202
Total liabilities and shareholders’ equity	$9,951,064	$9,573,243

See accompanying notes to the consolidated financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended December 31, 2023, 2022 and 2021

(In thousands, except share and per share data)

	2023	2022	2021
Interest and dividend income:
Interest and fees on loans	$461,376	$255,672	$181,816
Interest and dividends on investment securities	26,331	24,200	17,325
Dividends on non-marketable securities	3,253	1,034	838
Interest on interest-bearing bank deposits	4,455	3,782	986
Total interest and dividend income	495,415	284,688	200,965
Interest expense:
Interest on deposits	109,378	14,596	13,602
Interest on borrowings	24,086	3,257	219
Total interest expense	133,464	17,853	13,821
Net interest income before provision for credit losses	361,951	266,835	187,144
Provision for credit loss expense (release)	8,295	36,729	(9,293)
Net interest income after provision for credit losses	353,656	230,106	196,437
Non-interest income:
Service charges	18,225	16,357	14,894
Bank card fees	19,636	18,299	17,693
Mortgage banking income	13,634	23,774	63,360
Bank-owned life insurance income	3,269	2,272	2,208
Other non-interest income	9,153	6,610	12,209
Total non-interest income	63,917	67,312	110,364
Non-interest expense:
Salaries and benefits	137,701	124,971	127,504
Occupancy and equipment	37,552	31,496	25,283
Data processing	13,110	12,657	9,310
Marketing and business development	4,002	3,821	2,509
FDIC deposit insurance	7,008	2,121	1,850
Bank card expenses	5,769	5,480	5,177
Professional fees	10,464	14,418	5,423
Other non-interest expense	18,979	13,932	13,591
Other intangible assets amortization	7,386	2,338	1,183
Total non-interest expense	241,971	211,234	191,830
Income before income taxes	175,602	86,184	114,971
Income tax expense	33,554	14,910	21,365
Net income	$142,048	$71,274	$93,606
Earnings per share—basic	$3.74	$2.20	$3.04
Earnings per share—diluted	3.72	2.18	3.01
Weighted average number of common shares outstanding:
Basic	37,937,579	32,360,005	30,727,566
Diluted	38,111,208	32,680,932	31,068,159

See accompanying notes to the consolidated financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

For the Years Ended December 31, 2023, 2022 and 2021

(In thousands)

	2023	2022	2021
Net income	$142,048	$71,274	$93,606
Other comprehensive income (loss), net of tax:
Securities available-for-sale:
Net unrealized gains (losses) arising during the period, net of tax (expense) benefit of ($2,703), $24,297, and $5,034 for the years ended December 31, 2023, 2022 and 2021, respectively.	11,781	(79,312)	(16,186)
Less: amortization of net unrealized holding gains to income, net of tax benefit of $51, $95, and $168 for the years ended December 31, 2023, 2022 and 2021, respectively.	(166)	(303)	(543)
Cash flow hedges:
Net unrealized losses arising during the period, net of tax benefit of $325, $524, and $0 for the years ended December 31, 2023, 2022 and 2021, respectively.	(1,005)	(1,721)	—
Less: reclassification adjustment for losses included in net income, net of tax benefit of $362, $28, and $0 for the years ended December 31, 2023, 2022 and 2021, respectively.	1,193	95	—
Other comprehensive income (loss)	11,803	(81,241)	(16,729)
Comprehensive income (loss)	$153,851	$(9,967)	$76,877

See accompanying notes to the consolidated financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended December 31, 2023, 2022 and 2021

(In thousands, except share and per share data)

	For the year ended December 31,
					Accumulated
		Additional			other
	Common	paid-in	Retained	Treasury	comprehensive
	stock	capital	earnings	stock	(loss) income, net	Total
Balance, December 31, 2020	$515	$1,011,362	$223,175	$(424,127)	$9,766	$820,691
Net income	—	—	93,606	—	—	93,606
Stock-based compensation	—	5,541	—	—	—	5,541
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $4,661, net	—	(2,609)	—	2,911	—	302
Repurchase of 912,213 shares	—	—	—	(36,400)	—	(36,400)
Cash dividends declared ($0.87 per share)	—	—	(26,905)	—	—	(26,905)
Other comprehensive loss	—	—	—	—	(16,729)	(16,729)
Balance, December 31, 2021	$515	$1,014,294	$289,876	$(457,616)	$(6,963)	$840,106
Net income	—	—	71,274	—	—	71,274
Stock-based compensation	—	6,059	—	—	—	6,059
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $4,111, net	—	(2,812)	—	2,514	—	(298)
Reissuance of treasury stock of 3,096,745 shares for acquisition of Community Bancorporation	—	63,630	—	60,642	—	124,272
Reissuance of treasury stock of 4,391,964 shares for acquisition of Bancshares of Jackson Hole	—	78,337	—	84,122	—	162,459
Cash dividends declared ($0.94 per share)	—	—	(30,429)	—	—	(30,429)
Other comprehensive loss	—	—	—	—	(81,241)	(81,241)
Balance, December 31, 2022	$515	$1,159,508	$330,721	$(310,338)	$(88,204)	$1,092,202
Net income	—	—	142,048	—	—	142,048
Stock-based compensation	—	7,222	—	—	—	7,222
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $4,077, net	—	(4,461)	—	3,636	—	(825)
Cash dividends declared ($1.04 per share)	—	—	(39,643)	—	—	(39,643)
Other comprehensive income	—	—	—	—	11,803	11,803
Balance, December 31, 2023	$515	$1,162,269	$433,126	$(306,702)	$(76,401)	$1,212,807

See accompanying notes to the consolidated financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2023, 2022 and 2021

(In thousands)

	For the year ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$142,048	$71,274	$93,606
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit loss expense (release)	8,295	36,729	(9,293)
Depreciation and amortization	23,853	16,448	13,585
Change in current income tax receivable	3,223	(3,880)	1,045
Change in deferred income taxes	55	(17,280)	(226)
Discount accretion, net of premium amortization on securities	(831)	1,111	4,335
Gain on sale of mortgages, net	(9,907)	(19,747)	(56,946)
Origination of loans held for sale, net of repayments	(398,438)	(810,061)	(1,867,734)
Proceeds from sales of loans held for sale	407,425	955,044	2,041,158
Originations of mortgage servicing rights	(1,183)	(4,187)	(7,882)
Proceeds from sales of mortgage servicing rights	5,502	—	11,375
Gain on sale of mortgage servicing rights	(1,052)	—	(1,290)
Impairment on fixed assets	349	118	1,553
Gain on sale of fixed assets	(148)	(1,674)	(3,768)
Gain from banking center divestiture	—	—	(778)
Stock-based compensation	7,222	6,059	5,541
Operating lease payments	(6,308)	(5,036)	(5,099)
Change in other assets	343	(26,749)	11,390
Change in other liabilities	(13,513)	16,465	(51,070)
Net cash provided by operating activities	166,935	214,634	179,502
Cash flows from investing activities:
Proceeds from non-marketable securities	100,046	4,175	2,006
Proceeds from maturities of investment securities available-for-sale	92,032	141,892	235,860
Proceeds from maturities of investment securities held-to-maturity	69,555	133,363	161,923
Proceeds from sales of investment securities available-for-sale	—	128,430	—
Proceeds from sales of other real estate owned	581	3,564	1,917
Purchase of non-marketable securities	(106,175)	(37,271)	(27,688)
Purchase of investment securities available-for-sale	—	(259,846)	(288,580)
Purchase of investment securities held-to-maturity	(2,452)	(101,699)	(397,758)
(Purchases) sales of premises and equipment, net	(36,834)	(12,430)	5,146
Net increase in loans	(477,109)	(987,511)	(166,662)
Proceeds from the sale of loans	1,625	933	—
Net cash activity from acquisitions	(45,300)	234,263	—
Net cash used in investing activities	(404,031)	(752,137)	(473,836)
Cash flows from financing activities:
Net increase (decrease) in deposits	317,050	(465,818)	552,719
Net decrease in repurchase agreements and other short-term borrowings	(587)	(2,554)	(129)
Proceeds from long-term debt	—	—	40,000
Payment of long-term debt issuance costs	—	—	(535)
Advances from the Federal Home Loan Bank	4,256,490	570,500	—
Federal Home Loan Bank repayments	(4,301,490)	(185,500)	—
Issuance of stock under purchase and equity compensation plans	(1,534)	(1,481)	(2,267)
Proceeds from exercise of stock options	617	1,102	2,489
Payment of dividends	(39,643)	(30,447)	(26,888)
Repurchase of common stock	—	—	(36,400)
Net cash provided by (used in) financing activities	230,903	(114,198)	528,989
(Decrease) increase in cash, cash equivalents and restricted cash(1)	(6,193)	(651,701)	234,655
Cash, cash equivalents and restricted cash at beginning of the year(1)	198,519	850,220	615,565
Cash, cash equivalents and restricted cash at end of period(1)	$192,326	$198,519	$850,220
Supplemental disclosure of cash flow information during the period:
Cash paid for interest	$124,426	$18,597	$16,638
Net tax payments	32,846	11,302	15,389
Supplemental schedule of non-cash activities:
Loans transferred to other real estate owned at fair value	1,207	147	4,516
Loans transferred from loans held for sale to loans	4,833	5,288	7,807
Treasury stock reissued for acquisition - RCB	—	60,642	—
Treasury stock reissued for acquisition - BOJH	—	84,122	—

(1)

Included in restricted cash at December 31, 2023, 2022 and 2021 is $1.5 million, $3.0 million and $4.5 million, respectively, placed in escrow for certain potential liabilities, for which the Company is indemnified, resulting from the Peoples acquisition. The restricted cash is included in other assets in the Company’s consolidated statements of financial condition.

See accompanying notes to the consolidated financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

Note 1 Basis of Presentation

National Bank Holdings Corporation is a bank holding company that was incorporated in the State of Delaware in 2009. The Company is headquartered in Greenwood Village, Colorado, and its primary operations are conducted through its wholly owned subsidiaries NBH Bank and Bank of Jackson Hole Trust. NBH Bank is a Colorado state-chartered bank and a member of the Federal Reserve System, and Bank of Jackson Hole Trust is a Wyoming state-chartered bank and a member of the Federal Reserve System. The Company provides a variety of banking products to both commercial and consumer clients through a network of over 90 banking centers as of December 31, 2023, located primarily in Colorado, the greater Kansas City region, Utah, Wyoming, Texas, New Mexico and Idaho, as well as through online and mobile banking products and services.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, NBH Bank, Bank of Jackson Hole Trust and 2UniFi, LLC. The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and, where applicable, with general practices in the banking industry or guidelines prescribed by bank regulatory agencies. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results presented. All such adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications of prior years' amounts are made whenever necessary to conform to current period presentation. All amounts are in thousands, except share data, or as otherwise noted.

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

In the event of borrower default, the Company may seek recovery in compliance with state lending laws, the respective loan agreements, and credit monitoring and remediation procedures that may include modifying a loan from its original terms, for economic or legal reasons, to provide a concession to the borrower from their original terms due to borrower financial difficulties in order to facilitate repayment. Such loans are considered “troubled debt modifications” and are identified in accordance with ASC Topic 326.

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

f) Allowance for credit losses—The ACL represents management’s estimate of lifetime credit losses inherent in loans as of the balance sheet date. The Company measures expected credit losses for loans on a pooled basis when similar risk characteristics exist. The Company has identified four primary loan segments that are further stratified into 11 loan classes to provide more granularity in analyzing loss history based upon specific loss drivers and risk factors affecting each loan class. Generally, the underlying risk of loss for each of these loan classes will follow certain norms/trends in various economic environments. Loans that do not share risk characteristics are evaluated on an individual basis and are not included in the collective evaluation. Those loans include loans on non-accrual status, loans in bankruptcy, and TDMs described below. If a specific allowance is warranted based on the borrower’s overall financial condition, the specific allowance is calculated based on discounted expected cash flows using the loan’s initial contractual effective interest rate or the fair value of the collateral less selling costs for collateral-dependent loans.

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

g) Premises and equipment—With the exception of premises and equipment acquired through business combinations, which are initially measured and recorded at fair value, purchased land, buildings and software and equipment are carried at cost, including capitalized interest when appropriate, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life of the asset. The Company generally assigns depreciable lives of 39 years for buildings, 7 to 15 years for building improvements, and 3 to 7 years for software and equipment. Leasehold improvements are amortized over the shorter of their estimated useful lives or remaining lease terms. Maintenance and repairs are charged to non-interest expense as incurred. The Company reviews premises and equipment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposal is less than its carrying amount. Property and equipment that meet the held-for-sale criteria is recorded at the lower of its carrying amount or fair value less cost to sell and depreciation is ceased.

The Company capitalizes internal and external direct costs incurred related to obtaining or developing internal-use software. Costs incurred during the application development stage are capitalized and amortized using the straight-line method over the estimated useful lives of the software when the software is ready for its intended use. Costs related to planning and other preliminary project activities and post-implementation activities are expensed as incurred.

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

Intangible assets that have finite useful lives are amortized over their estimated useful lives. The Company’s core deposit intangible assets represent the value of the anticipated future cost savings that will result from the acquired core deposit relationships versus an alternative source of funding. Judgment may be used in assessing goodwill and intangible assets for impairment. Estimates of fair value are based on projections of revenues, operating costs and cash flows of the reporting unit considering historical and anticipated future results, general economic and market conditions, as well as the impact of planned business or operational strategies. The valuations use a combination of present value techniques to measure fair value considering market factors. Additionally, judgment is used in determining the useful lives of finite-lived intangible assets. Adverse changes in the economic environment, operations of the reporting unit, or changes in judgments and projections could result in a significantly different estimate of the fair value of the reporting unit and could result in an impairment of goodwill and/or intangible assets.

Servicing right assets associated with loans originated and sold, where servicing is retained, are initially capitalized at fair value and included in intangible assets in the consolidated statements of financial condition. For subsequent measurement purposes, the Company measures servicing assets based on the lower of cost or market using the amortization method. The values of these capitalized servicing rights are amortized as an offset to the loan servicing income earned in relation to the servicing revenue expected to be earned. The carrying values of these rights are reviewed quarterly for impairment based on the fair value of those assets. For purposes of impairment evaluation and measurement, management stratifies servicing right assets based on the predominant risk characteristics of the underlying loans, including loan type and loan term. If, by individual stratum, the carrying amount of these servicing right assets exceeds fair value, a valuation allowance is established and the impairment is recognized in the consolidated statements of operations. If the fair value of impaired servicing right assets subsequently increases, management recognizes the increase in fair value in current period non-interest income and, through a reduction in the valuation allowance, adjusts the carrying value of the servicing right assets to a level not in excess of amortized cost.

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

j) Other real estate owned—OREO consists of property that has been foreclosed on or repossessed by deed in lieu of foreclosure. The assets are initially recorded at the fair value of the collateral less estimated costs to sell, with any initial valuation adjustments charged to the ACL. Subsequent downward valuation adjustments, if any, in addition to gains and losses realized on sales and net operating expenses, are recorded in non-interest expense. Costs associated with maintaining property, such as utilities and maintenance, are charged to expense in the period in which they occur, while costs relating to the development and improvement of property are capitalized to the extent the balance does not exceed fair value. Acquired OREO is recorded at fair value, less cost to sell, at the date of acquisition.

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

Identifiable intangible assets are recognized separately if they arise from contractual or other legal rights or if they are separable (i.e., capable of being sold, transferred, licensed, rented, or exchanged separately from the entity). The depositor relationship related to deposit liabilities, the client relationship related to assets under management and internally developed technology (known as the core deposit, client relationship and internally developed technology intangible assets, respectively) may be exchanged in observable exchange transactions. As a result, these intangible assets are considered identifiable, because the separability criterion has been met.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 was effective upon issuance and can be adopted during any interim period. ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 deferred the sunset date to December 31, 2024. Topic 848 provides optional expedients and guidance for applying generally accepted accounting principles to contract modifications and hedging relationships, if certain criteria are met, that reference LIBOR or any other reference rate that is expected to be discontinued. To address reference rate reform, the Company established a LIBOR transition subcommittee in January of 2020 to identify exposure to reference rates within loan and derivative contracts. Beginning January 1, 2022, the Company no longer originated loans using LIBOR as a reference rate, and LIBOR is no longer published effective June 30, 2023. As of December 31, 2023, existing loan and derivative contracts, where applicable, included an alternative reference rate to LIBOR. The Company applied the practical expedients set forth in ASU 2020-04 without a material impact on its financial statements.

Note 4 Investment Securities

The Company’s investment securities portfolio is comprised of available-for-sale and held-to-maturity investment securities. These investment securities totaled $1.2 billion at December 31, 2023 and included $0.6 billion of available-for-sale securities and $0.6 billion of held-to-maturity securities. At December 31, 2022, investment securities totaled $1.4 billion and included $0.7 billion of available-for-sale securities and $0.7 billion of held-to-maturity securities.

Available-for-sale

Available-for-sale securities are summarized as follows as of the dates indicated:

	December 31, 2023
	Amortized	Gross	Gross
	cost	unrealized gains	unrealized losses	Fair value
U.S. Treasury securities	$74,508	$—	$(1,464)	$73,044
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	233,264	57	(31,512)	201,809
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	417,155	—	(65,913)	351,242
Municipal securities	80	—	(1)	79
Corporate debt	2,000	—	(157)	1,843
Other securities	812	—	—	812
Total investment securities available-for-sale	$727,819	$57	$(99,047)	$628,829

	December 31, 2022
	Amortized	Gross	Gross
	cost	unrealized gains	unrealized losses	Fair value
U.S. Treasury securities	$74,031	$—	$(2,643)	$71,388
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	263,939	1	(37,809)	226,131
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	478,866	—	(72,940)	405,926
Municipal securities	155	—	(2)	153
Corporate debt	2,000	—	(80)	1,920
Other securities	771	—	—	771
Total investment securities available-for-sale	$819,762	$1	$(113,474)	$706,289

There were no purchases or sales of available-for-sale securities during the year ended December 31, 2023. During 2022, purchases of available-for-sale securities totaled $259.8 million. Maturities and paydowns of available-for-sale securities during 2023 and 2022 totaled $92.0 million and $141.9 million, respectively. During 2022, the Company sold $128.4 million of available-for-sale securities acquired through the BOJH acquisition. The remainder of the available-for-sale securities from the acquisition were transferred to held-to-maturity.

At December 31, 2023 and 2022, the Company’s available-for-sale investment portfolio was primarily comprised of U.S. Treasury securities and mortgage-backed securities. All mortgage-backed securities were backed by GSE collateral such as FHLMC and FNMA and the government owned agency GNMA.

The tables below summarize the available-for-sale securities with unrealized losses as of the dates shown, along with the length of the impairment period:

	December 31, 2023
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. Treasury securities	$—	$—	$73,044	$(1,464)	$73,044	$(1,464)
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	9	—	199,000	(31,512)	199,009	(31,512)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	138	(1)	351,104	(65,912)	351,242	(65,913)
Municipal securities	—	—	79	(1)	79	(1)
Corporate debt	—	—	1,843	(157)	1,843	(157)
Total	$147	$(1)	$625,070	$(99,046)	$625,217	$(99,047)

	December 31, 2022
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. Treasury securities	$71,388	$(2,643)	$—	$—	$71,388	$(2,643)
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	83,748	(6,686)	141,272	(31,123)	225,020	(37,809)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	196,449	(22,809)	209,477	(50,131)	405,926	(72,940)
Municipal securities	153	(2)	—	—	153	(2)
Corporate debt	1,920	(80)	—	—	1,920	(80)
Total	$353,658	$(32,220)	$350,749	$(81,254)	$704,407	$(113,474)

Management evaluated all of the available-for-sale securities in an unrealized loss position at December 31, 2023 and December 31, 2022. The portfolio included 230 securities, which were in an unrealized loss position at December 31, 2023, compared to 244 securities at December 31, 2022. The unrealized losses in the Company’s investment portfolio at December 31, 2023 and 2022 were caused by changes in interest rates. The Company has no intention to sell these securities and believes it will not be required to sell the securities before the recovery of their amortized cost. Management believes that default of the available-for-sale securities is highly unlikely. FHLMC, FNMA and GNMA guaranteed mortgage-backed securities and U.S. Treasury securities have a long history of zero credit losses, an explicit guarantee by the U.S. government (although limited for FNMA and FHLMC securities) and yields that generally trade based on market views of prepayment and liquidity risk rather than credit risk.

The tables below summarize the credit quality indicators, by fair value, of available-for-sale securities as of the dates shown:

	December 31, 2023
	AAA	Not rated	Total
U.S. Treasury securities	$73,044	$—	$73,044
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	201,809	—	201,809
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	351,242	—	351,242
Municipal securities	—	79	79
Corporate debt	—	1,843	1,843
Other securities	—	812	812
Total investment securities available-for-sale	$626,095	$2,734	$628,829

	December 31, 2022
	AAA	Not rated	Total
U.S. Treasury securities	$71,388	$—	$71,388
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	226,131	—	226,131
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	405,926	—	405,926
Municipal securities	—	153	153
Corporate debt	—	1,920	1,920
Other securities	—	771	771
Total investment securities available-for-sale	$703,445	$2,844	$706,289

Certain securities are pledged as collateral for public deposits, securities sold under agreements to repurchase and to secure borrowing capacity at the FRB, if needed. The fair value of available-for-sale investment securities pledged as collateral totaled $312.4 million and $484.9 million at December 31, 2023 and 2022, respectively. The Company may also pledge available-for-sale investment securities as collateral for FHLB advances. No securities were pledged for this purpose at December 31, 2023 or 2022.

A summary of the available-for-sale securities by maturity is shown in the following table as of December 31, 2023. Mortgage-backed securities may have actual maturities that differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments and are therefore not included in the table below. Additionally, the Company holds other available-for-sale securities with an amortized cost and fair value of $0.8 million as of December 31, 2023 that have no stated contractual maturity date.

	December 31, 2023
			Weighted
	Amortized Cost	Fair Value	Average Yield
U.S. Treasury securities
Within one year	$24,967	$24,848	2.30%
After one but within five years	49,541	48,196	2.67%
Municipal securities
Within one year	80	79	3.17%
Corporate debt
After five but within ten years	2,000	1,843	5.87%

As of December 31, 2023 and December 31, 2022, AIR from available-for-sale investment securities totaled $1.3 million and $1.5 million, respectively, and was included within other assets in the consolidated statements of financial condition.

Held-to-maturity

Held-to-maturity investment securities are summarized as follows as of the dates indicated:

	December 31, 2023
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
U.S. Treasury securities	$49,338	$—	$(1,004)	$48,334
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	299,337	226	(34,552)	265,011
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	236,377	2	(45,396)	190,983
Total investment securities held-to-maturity	$585,052	$228	$(80,952)	$504,328

	December 31, 2022
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
U.S. Treasury securities	$49,045	$—	$(1,416)	$47,629
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	339,815	163	(41,162)	298,816
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	262,667	—	(49,188)	213,479
Total investment securities held-to-maturity	$651,527	$163	$(91,766)	$559,924

During 2023 and 2022, purchases of held-to-maturity securities totaled $2.5 million and $101.7 million, respectively. Maturities and paydowns of held-to-maturity securities totaled $69.6 million and $133.4 million during 2023 and 2022, respectively.

The held-to-maturity portfolio included 123 securities which were in an unrealized loss position at December 31, 2023, compared to 129 securities at December 31, 2022. The tables below summarize the held-to-maturity securities with unrealized losses as of the dates shown, along with the length of the impairment period:

	December 31, 2023
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. Treasury securities	$—	$—	$48,334	$(1,004)	$48,334	$(1,004)
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	14,689	(72)	217,467	(34,480)	232,156	(34,552)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	2,289	(37)	187,021	(45,359)	189,310	(45,396)
Total	$16,978	$(109)	$452,822	$(80,843)	$469,800	$(80,952)

	December 31, 2022
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. Treasury securities	$47,629	$(1,416)	$—	$—	$47,629	$(1,416)
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	83,323	(3,804)	182,159	(37,358)	265,482	(41,162)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	34,704	(1,145)	178,776	(48,043)	213,480	(49,188)
Total	$165,656	$(6,365)	$360,935	$(85,401)	$526,591	$(91,766)

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

The tables below summarize the credit quality indicators, by amortized cost, of held-to-maturity securities as of the dates shown:

	December 31, 2023	December 31, 2022
	AAA	AAA
U.S. Treasury securities	$49,338	$49,045
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	299,337	339,815
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	236,377	262,667
Total investment securities held-to-maturity	$585,052	$651,527

Certain securities are pledged as collateral for public deposits, securities sold under agreements to repurchase and to secure borrowing capacity at the FRB, if needed. The carrying value of held-to-maturity investment securities pledged as collateral totaled $559.3 million and $355.3 million at December 31, 2023 and December 31, 2022, respectively. The Company may also pledge held-to-maturity investment securities as collateral for FHLB advances. No held-to-maturity investment securities were pledged for this purpose at December 31, 2023 or 2022.

A summary of the held-to-maturity securities by maturity is shown in the following table as of December 31, 2023. Actual maturities of mortgage-backed securities may differ from scheduled maturities depending on the repayment characteristics and experience of the underlying financial instruments and are therefore not included in the table below.

	December 31, 2023
			Weighted
	Amortized Cost	Fair Value	Average Yield
U.S. Treasury securities
After one but within five years	$49,338	$48,334	3.14%

As of December 31, 2023 and December 31, 2022, AIR from held-to-maturity investment securities totaled $1.0 million and $1.1 million, respectively, and was included within other assets in the consolidated statements of financial condition.

Note 5 Non-marketable Securities

The carrying balance of non-marketable securities are summarized as follows as of the dates indicated:

	December 31, 2023	December 31, 2022
Federal Reserve Bank stock	$24,062	$18,096
Federal Home Loan Bank stock	16,828	20,294
Convertible preferred stock	25,000	29,000
Equity method investments	24,587	21,659
Total	$90,477	$89,049

Non-marketable securities included FRB stock, FHLB stock and other non-marketable securities. During the years ended December 31, 2023 and 2022, purchases of non-marketable securities consisted primarily of FHLB stock, totaled $106.2 million and proceeds of non-marketable securities consisted of redemptions of FHLB stock, totaled $100.0 million. The changes in the Company’s FHLB stock holdings are directly correlated to FHLB line of credit advances and paydowns. During the year ended December 31, 2022, purchases of non-marketable securities totaled $37.3 million, and proceeds from non-marketable securities totaled $4.2 million.

FRB and FHLB stock

At December 31, 2023 and December 31, 2022, the Company held FRB stock and FHLB stock for regulatory or debt facility purposes. These are restricted securities which, lacking a market, are carried at cost. There have been no identified events or changes in circumstances that may have an adverse effect on the FRB and FHLB stock carried at cost.

Other non-marketable securities

Other non-marketable securities consist of equity method investments and convertible preferred stock without a readily determinable fair value. During the years ended December 31, 2023 and 2022, the Company recorded net unrealized losses on equity method investments totaling $35 thousand and net unrealized gains on equity method investments totaling $1.4 million, respectively. During the year ended December 31, 2023, the Company recorded $4.0 million in impairments on convertible preferred stock related to venture capital investments. No impairments were recorded during 2022. These gains and losses were recorded in other non-interest income in the Company’s consolidated statements of operations.

Note 6 Loans

The loan portfolio is comprised of loans originated by the Company and loans that were acquired in connection with the Company’s acquisitions.

The tables below show the loan portfolio composition including carrying value by segment as of the dates shown. The carrying value of loans is net of discounts, fees, costs and fair value marks of $33.6 million and $38.8 million at December 31, 2023 and 2022, respectively.

	December 31, 2023
	Total loans	% of total
Commercial	$4,499,035	58.4%
Commercial real estate non-owner occupied	1,856,750	24.1%
Residential real estate	1,323,787	17.2%
Consumer	19,186	0.3%
Total	$7,698,758	100.0%

	December 31, 2022
	Total loans	% of total
Commercial	$4,251,780	58.9%
Commercial real estate non-owner occupied	1,696,050	23.5%
Residential real estate	1,251,281	17.3%
Consumer	21,358	0.3%
Total	$7,220,469	100.0%

Information about delinquent and non-accrual loans is shown in the following tables at December 31, 2023 and 2022:

	December 31, 2023
		Greater
	30-89 days	than 90 days		Total past
	past due and	past due and	Non-accrual	due and
	accruing	accruing	loans	non-accrual	Current	Total loans
Commercial:
Commercial and industrial	$9,179	$—	$2,250	$11,429	$1,955,480	$1,966,909
Municipal and non-profit	—	—	—	—	1,083,756	1,083,756
Owner occupied commercial real estate	—	—	755	755	1,123,018	1,123,773
Food and agribusiness	—	12	5,762	5,774	318,823	324,597
Total commercial	9,179	12	8,767	17,958	4,481,077	4,499,035
Commercial real estate non-owner occupied:
Construction	—	—	—	—	405,250	405,250
Acquisition/development	1,077	—	—	1,077	99,019	100,096
Multifamily	—	—	—	—	311,770	311,770
Non-owner occupied	60	—	13,472	13,532	1,026,102	1,039,634
Total commercial real estate and non-owner occupied	1,137	—	13,472	14,609	1,842,141	1,856,750
Residential real estate:
Senior lien	1,410	50	5,488	6,948	1,226,651	1,233,599
Junior lien	375	528	448	1,351	88,837	90,188
Total residential real estate	1,785	578	5,936	8,299	1,315,488	1,323,787
Consumer	131	1	53	185	19,001	19,186
Total loans	$12,232	$591	$28,228	$41,051	$7,657,707	$7,698,758

	December 31, 2023
	Non-accrual loans	Non-accrual loans
	with a related	with no related
	allowance for	allowance for	Non-accrual
	credit loss	credit loss	loans
Commercial:
Commercial and industrial	$2,250	$—	$2,250
Municipal and non-profit	—	—	—
Owner occupied commercial real estate	755	—	755
Food and agribusiness	5,176	586	5,762
Total commercial	8,181	586	8,767
Commercial real estate non-owner occupied:
Construction	—	—	—
Acquisition/development	—	—	—
Multifamily	—	—	—
Non-owner occupied	13,472	—	13,472
Total commercial real estate non-owner occupied	13,472	—	13,472
Residential real estate:
Senior lien	3,277	2,211	5,488
Junior lien	448	—	448
Total residential real estate	3,725	2,211	5,936
Consumer	53	—	53
Total loans	$25,431	$2,797	$28,228

	December 31, 2022
		Greater
	30-89 days	than 90 days		Total past
	past due and	past due and	Non-accrual	due and
	accruing	accruing	loans	non-accrual	Current	Total loans
Commercial:
Commercial and industrial	$919	$53	$2,601	$3,573	$2,021,262	$2,024,835
Municipal and non-profit	—	—	—	—	959,626	959,626
Owner occupied commercial real estate	—	—	6,551	6,551	906,789	913,340
Food and agribusiness	699	—	2,148	2,847	351,132	353,979
Total commercial	1,618	53	11,300	12,971	4,238,809	4,251,780
Commercial real estate non-owner occupied:
Construction	—	—	—	—	341,325	341,325
Acquisition/development	—	—	—	—	129,102	129,102
Multifamily	—	—	—	—	213,677	213,677
Non-owner occupied	629	—	685	1,314	1,010,632	1,011,946
Total commercial real estate and non-owner occupied	629	—	685	1,314	1,694,736	1,696,050
Residential real estate:
Senior lien	446	—	4,174	4,620	1,149,728	1,154,348
Junior lien	255	—	341	596	96,337	96,933
Total residential real estate	701	—	4,515	5,216	1,246,065	1,251,281
Consumer	38	42	12	92	21,266	21,358
Total loans	$2,986	$95	$16,512	$19,593	$7,200,876	$7,220,469

	December 31, 2022
	Non-accrual loans	Non-accrual loans
	with a related	with no related
	allowance for	allowance for	Non-accrual
	credit loss	credit loss	loans
Commercial:
Commercial and industrial	$1,640	$961	$2,601
Municipal and non-profit	—	—	—
Owner occupied commercial real estate	693	5,858	6,551
Food and agribusiness	455	1,693	2,148
Total commercial	2,788	8,512	11,300
Commercial real estate non-owner occupied:
Construction	—	—	—
Acquisition/development	—	—	—
Multifamily	—	—	—
Non-owner occupied	685	—	685
Total commercial real estate non-owner occupied	685	—	685
Residential real estate:
Senior lien	3,019	1,155	4,174
Junior lien	341	—	341
Total residential real estate	3,360	1,155	4,515
Consumer	12	—	12
Total loans	$6,845	$9,667	$16,512

Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. Loans to borrowers experiencing financial difficulties may be modified. Modified loans are discussed in more detail below. There was no interest income recognized from non-accrual loans during the years ended December 31, 2023 and 2022.

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

The amortized cost basis and current period gross charge-offs for all loans as determined by the Company’s internal risk rating system and year of origination is shown in the following table as of December 31, 2023:

	December 31, 2023
							Revolving	Revolving
							loans	loans
	Origination year						amortized	converted
	2023	2022	2021	2020	2019	Prior	cost basis	to term	Total
Commercial:
Commercial and industrial:
Pass	$348,103	$396,618	$271,201	$87,234	$41,261	$106,711	$563,924	$31,620	$1,846,672
Special mention	4,775	12,259	31,895	20,340	2,202	683	18,344	3,470	93,968
Substandard	13,729	4,555	4,248	1,314	179	347	910	—	25,282
Doubtful	600	—	—	387	—	—	—	—	987
Total commercial and industrial	367,207	413,432	307,344	109,275	43,642	107,741	583,178	35,090	1,966,909
Gross charge-offs: Commercial and industrial	—	12	215	—	47	3	—	—	277
Municipal and non-profit:
Pass	139,591	140,626	246,088	82,590	53,460	389,867	31,534	—	1,083,756
Total municipal and non-profit	139,591	140,626	246,088	82,590	53,460	389,867	31,534	—	1,083,756
Owner occupied commercial real estate:
Pass	236,897	275,644	181,472	97,523	86,761	163,997	18,281	—	1,060,575
Special mention	2,074	19,191	7,808	—	2,650	27,653	—	—	59,376
Substandard	—	515	1,732	—	687	234	—	—	3,168
Doubtful	—	6	—	—	—	648	—	—	654
Total owner occupied commercial real estate	238,971	295,356	191,012	97,523	90,098	192,532	18,281	—	1,123,773
Food and agribusiness:
Pass	16,917	69,212	14,159	15,379	10,417	34,592	149,125	51	309,852
Special mention	—	—	4,646	—	—	3,724	450	—	8,820
Substandard	—	—	586	—	—	180	1,786	—	2,552
Doubtful	—	—	—	—	—	—	3,373	—	3,373
Total food and agribusiness	16,917	69,212	19,391	15,379	10,417	38,496	154,734	51	324,597
Total commercial	762,686	918,626	763,835	304,767	197,617	728,636	787,727	35,141	4,499,035
Gross charge-offs: Commercial	—	12	215	—	47	3	—	—	277
Commercial real estate non-owner occupied:
Construction:
Pass	43,385	190,826	59,477	63,486	1,006	—	47,070	—	405,250
Total construction	43,385	190,826	59,477	63,486	1,006	—	47,070	—	405,250
Acquisition/development:
Pass	13,228	39,000	21,011	5,992	597	8,814	7,416	2,961	99,019
Special mention	—	1,077	—	—	—	—	—	—	1,077
Total acquisition/development	13,228	40,077	21,011	5,992	597	8,814	7,416	2,961	100,096
Multifamily:
Pass	16,450	113,936	92,574	16,938	39,371	31,671	830	—	311,770
Total multifamily	16,450	113,936	92,574	16,938	39,371	31,671	830	—	311,770
Non-owner occupied
Pass	116,168	241,563	172,042	91,188	124,291	236,694	6,694	—	988,640
Special mention	—	—	—	21,268	3,876	2,489	—	—	27,633
Substandard	—	—	—	—	—	19,848	—	—	19,848
Doubtful	—	—	—	280	—	3,233	—	—	3,513
Total non-owner occupied	116,168	241,563	172,042	112,736	128,167	262,264	6,694	—	1,039,634
Total commercial real estate non-owner occupied	189,231	586,402	345,104	199,152	169,141	302,749	62,010	2,961	1,856,750
Residential real estate:
Senior lien
Pass	87,608	434,963	316,080	112,582	42,752	183,890	48,462	94	1,226,431
Special mention	—	—	—	—	—	515	—	—	515
Substandard	1,555	1,119	740	415	620	2,167	—	—	6,616
Doubtful	—	—	—	—	—	37	—	—	37
Total senior lien	89,163	436,082	316,820	112,997	43,372	186,609	48,462	94	1,233,599
Gross charge-offs: Senior lien	—	—	—	—	—	48	—	—	48
Junior lien
Pass	4,920	4,464	1,712	2,947	2,270	4,729	66,441	684	88,167
Special mention	—	—	—	—	—	27	249	—	276
Substandard	263	149	236	758	—	339	—	—	1,745
Total junior lien	5,183	4,613	1,948	3,705	2,270	5,095	66,690	684	90,188
Total residential real estate	94,346	440,695	318,768	116,702	45,642	191,704	115,152	778	1,323,787

Gross charge-offs: Residential real estate	—	—	—	—	—	48	—	—	48
Consumer
Pass	5,945	3,330	2,233	997	244	410	5,947	27	19,133
Substandard	—	—	—	—	—	50	3	—	53
Total consumer	5,945	3,330	2,233	997	244	460	5,950	27	19,186
Gross charge-offs: Consumer	1,225	13	1	2	1	8	—	—	1,250
Total loans	$1,052,208	$1,949,053	$1,429,940	$621,618	$412,644	$1,223,549	$970,839	$38,907	$7,698,758
Gross charge-offs: Total loans	1,225	25	216	2	48	59	—	—	1,575

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

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. Management individually evaluates collateral-dependent loans with an amortized cost basis of $250 thousand or more and includes collateral-dependent loans less than $250 thousand within the general allowance population. The amortized cost basis of collateral-dependent loans over $250 thousand was as follows at December 31, 2023 and 2022:

	December 31, 2023
			Total amortized
	Real property	Business assets	cost basis
Commercial
Commercial and industrial	$1,946	$220	$2,166
Owner-occupied commercial real estate	1,883	—	1,883
Food and agribusiness	586	5,159	5,745
Total Commercial	4,415	5,379	9,794
Commercial real estate non owner-occupied
Non-owner occupied	19,993	—	19,993
Total commercial real estate non owner-occupied	19,993	—	19,993
Residential real estate
Senior lien	2,661	—	2,661
Total residential real estate	2,661	—	2,661
Total loans	$27,069	$5,379	$32,448

	December 31, 2022
			Total amortized
	Real property	Business assets	cost basis
Commercial
Commercial and industrial	$2,869	$791	$3,660
Owner-occupied commercial real estate	6,711	1,346	8,057
Food and agribusiness	3,020	173	3,193
Total Commercial	12,600	2,310	14,910
Commercial real estate non owner-occupied
Non-owner occupied	8,561	—	8,561
Total commercial real estate non owner-occupied	8,561	—	8,561
Residential real estate
Senior lien	2,806	—	2,806
Junior lien	460	—	460
Total residential real estate	3,266	—	3,266
Total loans	$24,427	$2,310	$26,737

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

The following schedule presents, by loan class, the amortized costs basis as of the date shown for modified loans to borrowers experiencing financial difficulty:

	December 31, 2023

	Term extension		Payment delay
	Amortized	% of loan	Amortized	% of loan
	cost basis	class	cost basis	class
Commercial:
Commercial and industrial	$—	0.0%	$8,936	0.5%
Total commercial	—	0.0%	8,936	0.2%
Commercial real estate non-owner occupied:
Non-owner occupied	18,770	1.8%	—	0.0%
Total commercial real estate non-owner occupied	18,770	1.0%	—	0.0%
Residential real estate:
Senior lien	652	0.1%	—	0.0%
Junior lien	263	0.3%	—	0.0%
Total residential real estate	915	0.1%	—	0.0%
Total loans	$19,685	0.3%	$8,936	0.1%

The following schedule presents, by loan class, the payment status of loans that have been modified in the last twelve months as of December 31, 2023 on an amortized cost basis:

	December 31, 2023

	Current	Non-accrual
Commercial:
Commercial and industrial	$8,936	$—
Total commercial	8,936	—
Commercial real estate non-owner occupied:
Non-owner occupied	5,298	13,472
Total commercial real estate non-owner occupied	5,298	13,472
Residential real estate:
Senior lien	652	—
Junior lien	263	—
Total residential real estate	915	—
Total loans	$15,149	$13,472

Accrual of interest is resumed on loans that were previously on non-accrual only after the loan has performed sufficiently for a period of time. The Company had one TDM with an amortized cost totaling $13.5 million that was modified within the past twelve months, utilizing a term extension, that defaulted on its modified terms during the 12 months ended December 31, 2023. For purposes of this disclosure, the Company considers “default” to mean 90 days or more past due on principal or interest. The allowance for credit losses related to TDMs on non-accrual status is determined by individual evaluation, including collateral adequacy, using the same process as loans on non-accrual status which are not classified as TDMs.

The following schedule presents the financial effect of the modifications made to borrowers experiencing financial difficulty as of December 31, 2023:

December 31, 2023
Financial effect
	Term extension	Payment delay	Combination - Interest Rate Reduction and Term Extension
Commercial:
Commercial and industrial		Delayed payments for a weighted average of 0.5 years
Commercial real estate non-owner occupied:
Non-owner occupied	Extended a weighted average of 0.3 years to the life of loans, which reduced monthly payment amounts
Residential real estate:
Senior lien			Reduced weighted average contractual interest rate by -2.5% and renewed with a weighted average life of 30 years, which reduced monthly payment amounts
Junior lien	Extended a weighted average 1.3 years to the life of loans, which reduced monthly payment amounts

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

During the year ended December 31, 2022, the Company did not have any TDRs that were modified within the preceding 12 months and had defaulted on their modified terms. For purposes of this disclosure, the Company considers “default” to mean 90 days or more past due on principal or interest. The allowance for credit losses related to TDRs on non-accrual status was determined by individual evaluation, including collateral adequacy, using the same process as loans on non-accrual status which were not classified as TDRs.

Note 7 Allowance for Credit Losses

The tables below detail the Company’s allowance for credit losses as of the dates shown:

	Year ended December 31, 2023
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$37,608	$32,050	$19,306	$589	$89,553
Charge-offs	(277)	—	(48)	(1,250)	(1,575)
Recoveries	290	3	26	125	444
Provision expense for credit losses	7,683	612	266	964	9,525
Ending balance	$45,304	$32,665	$19,550	$428	$97,947

	Year ended December 31, 2022
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$31,256	$10,033	$8,056	$349	$49,694
Day 1 CECL provision expense	4,274	11,792	5,034	128	21,228
PCD allowance for credit loss at acquisition	2,408	3,559	270	1	6,238
Charge-offs	(1,340)	—	(2)	(845)	(2,187)
Recoveries	185	21	54	125	385
Provision expense for credit losses	825	6,645	5,894	831	14,195
Ending balance	$37,608	$32,050	$19,306	$589	$89,553

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

Net charge-offs on loans during the year ended December 31, 2023 were $1.1 million. The Company recorded an increase in the allowance for credit losses of $8.4 million during 2023, driven by loan growth and an increase in specific reserves.

Net charge-offs on loans during the year ended December 31, 2022 were $1.8 million. The Company recorded an increase in the allowance for credit losses of $39.9 million during 2022, which included a Day 1 provision expense of $21.2 million for the non-PCD acquired loan portfolios and a $6.2 million credit allowance for Day 1 acquired PCD loans. The remainder of the provision expense during the year was driven by loan growth and higher reserve requirements from changes in the CECL model’s underlying macro-economic forecast.

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

The Company has elected to exclude AIR from the allowance for credit losses calculation. As of December 31, 2023 and December 31, 2022, AIR from loans totaled $42.4 million and $31.8 million, respectively.

Note 8 Leases

Right-of-use lease assets totaled $29.1 million and $33.6 million as of December 31, 2023 and 2022, respectively, and were included in other assets in the consolidated statements of financial condition. The related lease liabilities totaled $32.1 million and $36.5 million as of December 31, 2023 and 2022, respectively, and were included in other liabilities in the consolidated statements of financial condition.

The Company has operating leases for banking centers, corporate offices and ATM locations, with remaining lease terms ranging from one month to 20 years. The Company only included reasonably certain renewal options in the lease terms. The weighted-average remaining lease term for our operating leases was 8.2 years and 7.7 years at December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, the weighted-average discount rates were 3.26% and 2.96%, respectively, utilizing the Company’s incremental FHLB borrowing rate for borrowings of a similar term at the date of lease commencement.

Rent expense totaled $6.1 million and $5.2 million for the years ended December 31, 2023 and 2022, respectively, and was recorded within occupancy and equipment in the consolidated statements of operations. Lease payments do not include non-lease components such as real estate taxes, insurance and common area maintenance.

Below is a summary of undiscounted future minimum lease payments as of December 31, 2023:

Years ending December 31,	Amount
2024	$6,215
2025	4,911
2026	3,594
2027	3,274
2028	2,915
Thereafter	20,594
Total lease payments	41,503
Less: Imputed interest	(9,397)
Present value of operating lease liabilities	$32,106

Note 9 Premises and Equipment

Premises and equipment consisted of the following at December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Land	$40,079	$40,245
Buildings and improvements	114,006	112,188
Equipment and software	113,496	84,852
Total premises and equipment, at cost	267,581	237,285
Less: accumulated depreciation and amortization	(104,848)	(101,174)
Premises and equipment, net	$162,733	$136,111

The Company recorded $10.0 million, $8.4 million and $7.3 million of depreciation expense during 2023, 2022 and 2021, respectively, as a component of occupancy and equipment expense in the consolidated statements of operations. The Company disposed of $2.3 million, $7.0 million and $13.7 million of premises and equipment, net, during 2023, 2022 and 2021, respectively. The Company recorded gains on sale of premises and equipment totaling $0.1 million and $1.7 million during the years ended December 31, 2023 and 2022, respectively, within other non-interest income in the consolidated statements of operations. During 2023, the Company recognized $0.2 million of impairments included in non-interest expense in its consolidated statements of operations from the consolidation of five banking centers classified as held-for-sale totaling $13.4 million. During 2022, the Company had no impairment related to premises and equipment. During 2021, the Company recognized $1.6 million of impairment in its consolidated statements of operations related to premises and equipment classified as held-for-sale totaling $6.0 million at the time of impairment.

Note 10 Other Real Estate Owned

A summary of the activity in OREO during 2023 and 2022 is as follows:

	For the years ended December 31,
	2023	2022
Beginning balance	$3,731	$7,005
Transfers from loan portfolio, at fair value	1,207	147
Impairments	(249)	(505)
Sales	(601)	(2,916)
Ending balance	$4,088	$3,731

During the years ended December 31, 2023 and 2022, the Company sold OREO properties with net book balances of $0.6 million and $2.9 million, respectively. Sales of OREO properties resulted in net losses of $20 thousand and net gains of $0.6 million which were included within other non-interest expense in the consolidated statements of operations for the years ended December 31, 2023 and 2022, respectively. During the year ended December 31, 2023, impairments totaled $0.2 million recorded within other non-interest expense in the consolidated statements of operations. During the year ended December 31, 2022, impairments included $279 thousand recorded within other non-interest expense in the consolidated statements of operations and $226 thousand included within other liabilities in the statements of financial condition to reduce the payable for an SBA redemption agreement.

Note 11 Goodwill and Intangible Assets

Goodwill and other intangible assets

In connection with our acquisitions, the Company’s goodwill was $306.0 million as of December 31, 2023. Goodwill is measured as the excess of the fair value of consideration paid over the fair value of net assets acquired. No goodwill impairment was recorded during the years ended December 31, 2023 or December 31, 2022.

In April 2023, the Company completed the acquisition of Cambr Solutions, LLC. Cambr is a deposit acquisition and processing platform that generates core deposits from accounts offered through embedded finance companies. The Company recorded goodwill of $26.9 million and intangibles of $18.0 million related to the acquisition. More information regarding the Cambr acquisition is included in note 24 below.

The gross carrying amount of other intangible assets and the associated accumulated amortization at December 31, 2023 and December 31, 2022, are presented as follows:

	December 31, 2023			December 31, 2022
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
Core deposit intangible	$91,566	$(50,095)	$41,471	$91,566	$(44,775)	$46,791
Customer relationship intangible	17,000	(1,867)	15,133	1,300	(32)	1,268
Internally developed technology	2,300	(230)	2,070	—	—	—
Total	$110,866	$(52,192)	$58,674	$92,866	$(44,807)	$48,059

The Company is amortizing intangibles from acquisitions over a weighted average period of 9.8 years from the date of the respective acquisitions. The core deposit and customer relationship intangibles are being amortized over a weighted average period of 10 years, and the internally developed technology intangible is being amortized over a weighted average period of five years. The Company recognized other intangible assets amortization expense of $7.4 million, $2.3 million and $1.2 million during the years ended December 31, 2023, 2022 and 2021, respectively.

The following table shows the estimated future amortization expense during the next five years for other intangible assets as of December 31, 2023:

Years ending December 31,	Amount
2024	$7,908
2025	7,786
2026	7,664
2027	7,542
2028	6,142

Servicing Rights

Mortgage servicing rights

MSRs represent rights to service loans originated by the Company and sold to government-sponsored enterprises including FHLMC, FNMA, GNMA and FHLB and are included in other assets in the consolidated statements of financial condition. Mortgage loans serviced for others were $0.5 billion and $1.0 billion at December 31, 2023 and 2022, respectively.

Below are the changes in the MSRs for the years presented:

	For the years ended December 31,
	2023	2022
Beginning balance	$9,162	$5,957
Originations	1,183	4,187
Sales	(4,664)	—
Recovery (impairment)	5	(60)
Amortization	(775)	(922)
Ending balance	4,911	9,162
Fair value of mortgage servicing rights	$7,124	$13,622

During the year ended December 31, 2023, the Company sold rights to service loans totaling $486.7 million in unpaid principal balances from our mortgage servicing rights portfolio. As a result of the sale, the book value of our mortgage servicing right intangible decreased $4.7 million and generated a gain of $1.1 million included in mortgage banking income in the consolidated statements of operations.

The fair value of MSRs was determined based upon a discounted cash flow analysis. The cash flow analysis included assumptions for discount rates and prepayment speeds. The discount rate ranged from 10.0% to 10.5%, and the constant prepayment speed ranged from 6.5% to 15.8% for the December 31, 2023 valuation. For the December 31, 2022 valuation, the discount rate was 10.0%, and the constant prepayment speed ranged from 7.6% to 8.2%. Included in mortgage banking income in the consolidated statements of operations was servicing income of $2.4 million and $2.8 million for the years ended December 31, 2023 and 2022, respectively.

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

The following table shows the estimated future amortization expense during the next five years for the MSRs as of December 31, 2023:

Years ending December 31,	Amount
2024	$562
2025	498
2026	441
2027	390
2028	346

SBA servicing asset

The SBA servicing asset represents the value associated with servicing small business real estate loans that have been sold to outside investors with servicing retained. The SBA servicing asset is evaluated and impairment is recognized to the extent fair value is less than the carrying amount. The Company evaluates impairment by stratifying the SBA servicing asset based on the predominant risk characteristics of the underlying loans, including loan type and loan term. The Company is amortizing the SBA servicing asset in proportion to and over the period of the estimated net servicing income of the underlying loans. The Company serviced $108.8 million and $125.7 million of SBA loans that have been sold into the secondary market, as of December 31, 2023 and 2022, respectively. The Company recognized SBA servicing asset fee income of $0.9 million and $0.2 million during the years ended December 31, 2023 and 2022, respectively.

Below are the changes in the SBA servicing asset for the years presented:

	For the years ended December 31,
	2023	2022
Beginning balance	$2,666	$—
Acquired through acquisition	—	3,126
Originations	358	9
Disposals	(353)	(139)
Impairment	(75)	(231)
Amortization	(156)	(99)
Ending balance	2,440	2,666
Fair value of SBA servicing asset	$2,440	$2,666

The Company uses assumptions and estimates in determining the fair value of the SBA servicing asset. These assumptions include prepayment speeds, discount rates, and other assumptions. The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge. For the years ended December 31, 2023 and 2022, the key assumptions used to determine the fair value of the Company’s SBA servicing asset included a weighted average lifetime constant prepayment rate equal to 14.66% and 12.36%, respectively, and a weighted average discount rate equal to 12.26% and 15.24%, respectively.

Note 12 Deposits

Total deposits were $8.2 billion and $7.9 billion at December 31, 2023 and 2022, respectively. Time deposits were $1.0 billion and $0.9 billion at December 31, 2023 and 2022, respectively. The following table summarizes the Company’s time deposits by remaining contractual maturity:

Years ending December 31,	Amount
2024	$688,983
2025	195,522
2026	74,417
2027	20,347
2028	2,243
Thereafter	458
Total time deposits	$981,970

The Company incurred interest expense on deposits as follows during the years indicated:

	For the years ended December 31,
	2023	2022	2021
Interest bearing demand deposits	$26,984	$2,163	$1,088
Money market accounts	57,028	5,808	3,995
Savings accounts	3,945	1,376	1,157
Time deposits	21,421	5,249	7,362
Total	$109,378	$14,596	$13,602

The Federal Reserve System requires cash balances to be maintained at the FRB based on certain deposit levels. At December 31, 2023, the Banks held sufficient cash on hand with the FRB to have met minimum requirements, and as such, no additional reserve was required. The aggregate amount of certificates of deposit in denominations that meet or exceed the FDIC insurance limit was $289.3 million and $203.2 million at December 31, 2023 and 2022, respectively.

Note 13 Borrowings

Borrowings consist of securities sold under agreements to repurchase, long-term debt and FHLB advances.

Securities sold under agreements to repurchase

The following table sets forth selected information regarding repurchase agreements during 2023, 2022 and 2021:

	As of and for the years ended December 31,
	2023	2022	2021
Maximum amount of outstanding agreements at any month end during the period	$23,768	$25,342	$23,574
Average amount outstanding during the period	19,346	21,298	20,338
Weighted average interest rate for the period	0.11%	0.20%	0.11%

The Company enters into repurchase agreements to facilitate the needs of its clients. As of December 31, 2023, 2022 and 2021, the Company sold securities under agreements to repurchase totaling $19.6 million, $20.2 million and $22.8 million, respectively. The Company pledged mortgage-backed securities with a fair value of approximately $30.4 million, $32.0 million and $28.8 million, as of December 31, 2023, 2022 and 2021, respectively, for these agreements. The Company monitors collateral levels on a continuous basis and may be required to provide additional collateral based on the fair value of the underlying securities. As of December 31, 2023, 2022 and 2021, the Company had $10.8 million, $11.8 million and $6.1 million, respectively, of excess collateral pledged for repurchase agreements.

The vast majority of the Company’s repurchase agreements are overnight transactions with clients that mature the day after the transaction. At December 31, 2023, 2022 and 2021, none of the Company’s repurchase agreements were for periods longer than one day. The repurchase agreements are subject to a master netting arrangement; however, the Company has not offset any of the amounts shown in the consolidated financial statements.

Federal Home Loan Bank advances

As a member of the FHLB, the Banks have access to a line of credit and term financing from the FHLB with total available credit of $1.7 billion at December 31, 2023. The Banks may utilize the FHLB line of credit as a funding mechanism for originated loans and loans held for sale. At December 31, 2023 and 2022, the Banks had $340.0 million and $385.0 million, respectively, of outstanding borrowings with the FHLB. At December 31, 2021, the Banks had no outstanding borrowings with the FHLB. The Banks may pledge investment securities and loans as collateral for FHLB advances. There were no investment securities pledged for FHLB advances at December 31, 2023, 2022 or 2021. Loans pledged were $2.6 billion, $2.0 billion and $1.3 billion at December 31, 2023, 2022 and 2021, respectively. The Company incurred $22.0 million and $1.7 million of interest expense related to FHLB advances and other short-term borrowings for the years ended December 31, 2023 and 2022, respectively.

Long-term debt

The Company holds a subordinated note purchase agreement to issue and sell a fixed-to-floating rate note totaling $40.0 million. The balance on the note at December 31, 2023, net of long-term debt issuance costs totaling $0.3 million, totaled $39.7 million. Interest expense totaling $1.2 million and $1.2 million was recorded in the consolidated statements of operations during the years ended December 31, 2023 and 2022, respectively.

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

As part of the acquisition of BOJH on October 1, 2022, the Company assumed three subordinated note purchase agreements to issue and sell fixed-to-floating rate notes totaling $15.0 million. The balance on the notes at December 31, 2023, net of the fair value adjustment from the acquisition totaling $0.5 million, totaled $14.5 million. Interest expense related to the notes totaling $0.6 million and $0.2 million was recorded in the consolidated statements of operations during the years ended December 31, 2023 and 2022, respectively.

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

Note 14 Regulatory Capital

As a bank holding company that has elected to be treated as a financial holding company, the Company, NBH Bank and Bank of Jackson Hole Trust are subject to regulatory capital adequacy requirements implemented by the Federal Reserve and, for

NBH Bank and Bank of Jackson Hole Trust, the FDIC, including maintaining capital positions at the “well-capitalized” level. The federal banking agencies have risk-based capital adequacy regulations intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization’s operations. Under these regulations, assets are assigned to one of several risk categories, and nominal dollar amounts of assets and credit equivalent amounts of off-balance-sheet items are multiplied by a risk-adjustment percentage for the category. Regulatory authorities can initiate certain mandatory actions if the Company, NBH Bank or Bank of Jackson Hole Trust fail to meet the minimum capital requirements, which could have a material effect on our financial statements.

Under the Basel III requirements, at December 31, 2023 and 2022, the Company and the Banks met all capital requirements, including the capital conservation buffer of 2.5%. The Company and the Banks had regulatory capital ratios in excess of the levels established for well-capitalized institutions, as detailed in the tables below:

	December 31, 2023
			Required to be		Required to be
			well capitalized under		considered
			prompt corrective		adequately
	Actual		action provisions		capitalized(1)
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio:
Consolidated	9.7%	$941,369	N/A	N/A	4.0%	$386,775
NBH Bank	8.9%	856,243	5.0%	$481,685	4.0%	385,348
Bank of Jackson Hole Trust	30.0%	11,609	5.0%	1,936	4.0%	1,549
Common equity tier 1 risk based capital:
Consolidated	11.9%	$941,369	N/A	N/A	7.0%	$554,325
NBH Bank	10.9%	856,243	6.5%	$512,408	7.0%	551,824
Bank of Jackson Hole Trust	71.2%	11,609	6.5%	1,059	7.0%	1,141
Tier 1 risk based capital ratio:
Consolidated	11.9%	$941,369	N/A	N/A	8.5%	$673,109
NBH Bank	10.9%	856,243	8.0%	$630,656	8.5%	670,072
Bank of Jackson Hole Trust	71.2%	11,609	8.0%	1,304	8.5%	1,385
Total risk based capital ratio:
Consolidated	13.8%	$1,092,800	N/A	N/A	10.5%	$831,487
NBH Bank	12.1%	952,674	10.0%	$788,319	10.5%	827,735
Bank of Jackson Hole Trust	71.2%	11,609	10.0%	1,629	10.5%	1,711

	December 31, 2022
			Required to be		Required to be
			well capitalized under		considered
			prompt corrective		adequately
	Actual		action provisions		capitalized(1)
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio:
Consolidated	9.3%	$857,403	N/A	N/A	4.0%	$369,335
NBH Bank	8.6%	788,462	5.0%	$458,593	4.0%	366,874
Bank of Jackson Hole Trust	31.0%	11,238	5.0%	1,373	4.0%	1,099
Common equity tier 1 risk based capital:
Consolidated	10.5%	$857,403	N/A	N/A	7.0%	$574,339
NBH Bank	9.7%	788,462	6.5%	$528,334	7.0%	568,975
Bank of Jackson Hole Trust	71.6%	11,238	6.5%	1,020	7.0%	1,098
Tier 1 risk based capital ratio:
Consolidated	10.5%	$857,403	N/A	N/A	8.5%	$697,412
NBH Bank	9.7%	788,462	8.0%	$650,257	8.5%	690,898
Bank of Jackson Hole Trust	71.6%	11,238	8.0%	1,255	8.5%	1,333
Total risk based capital ratio:
Consolidated	12.2%	$1,000,398	N/A	N/A	10.5%	$861,509
NBH Bank	10.8%	876,458	10.0%	$812,821	10.5%	853,462
Bank of Jackson Hole Trust	71.6%	11,238	10.0%	1,569	10.5%	1,647

(1)	Includes the capital conservation buffer of 2.5%.

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

Cambr fee income

Cambr operates a deposit acquisition and processing platform that generates core deposits from accounts offered through embedded finance companies. Cambr’s platform facilitates the movement of embedded finance companies’ client deposits into FDIC-insured accounts at banks within Cambr’s network. Cambr generates fee income by charging a percentage-based fee of the client’s deposit balance placed into the Cambr network. The performance obligation is satisfied upon completion of service, and Cambr fee income is recorded within other non-interest income in the consolidated statements of operations.

Other non-interest expense

Included within other non-interest expense are gains and losses from OREO sales, which are recognized when the Company meets its performance obligation to transfer title to the buyer. The gain or loss is measured as the excess of the proceeds received compared to the OREO carrying value. Sales proceeds are received in cash at the time of transfer.

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, and non-interest expense in-scope of Topic 606 for the years ended December 31, 2023, 2022 and 2021.

	For the years ended December 31,
	2023	2022	2021
Non-interest income
In-scope of Topic 606:
Service charges and other account-related fees	$22,623	$18,772	$18,066
Bank card fees	19,636	18,299	17,693
Other non-interest income	4,665	583	—
Non-interest income (in-scope of Topic 606)	46,924	37,654	35,759
Non-interest income (out-of-scope of Topic 606)	16,993	29,658	74,605
Total non-interest income	$63,917	$67,312	$110,364
Non-interest expense
In-scope of Topic 606:
Other non-interest expense	$(20)	$648	475
Total revenue in-scope of Topic 606	$46,904	$38,302	$36,234

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

As of December 31, 2023, the aggregate number of Class A common stock available for issuance under the 2023 Plan is 1,163,729 shares. Any shares subject to award under the 2023 Plan will be counted against the amount available for issuance as one share for every one share granted. The 2023 Plan provides for recycling of shares from both the Prior Plan and the 2023 Plan, the terms of which are further described in the Company's Proxy Statement for its 2023 Annual Meeting of Shareholders. Upon an option exercise, it is the Company’s policy to issue shares from treasury stock.

To date, the Company has issued stock options, restricted stock and performance stock units under the plans. The Compensation Committee sets the option exercise price at the time of grant, but in no case is the exercise price less than the fair market value of a share of stock at the date of grant.

During 2023, the Compensation Committee approved the adoption of the 2023 Equity Unit Incentive Plan (the “2UniFi Plan”), an equity incentive plan with respect to class B units of 2Unifi, LLC, a wholly owned subsidiary of the Company. The 2UniFi Plan provides for the grant of up to 200,000 Class B Units (intended to be in the form of profit interests) to the employees and other service providers of 2UniFi and its affiliates, including the named executive officers of the Company. The 2UniFi Plan is administered by the Managing Member Board of 2UniFi and any grant of Class B units to an executive officer of the Company is subject to the approval of the Company’s Compensation Committee. As of December 31, 2023, the Managing Member Board had granted 112,000 units. The awards vest over a 5 year period with 50% of the awards vesting on the third anniversary of the grant date, and 25% vesting on the fourth and fifth anniversary of the grant date, respectively.

Expense recognized on the profit interest awards during 2023 was immaterial. At December 31, 2023, there was $0.1 million of total unrecognized compensation cost related to non-vested units under the plan.

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

Below are the weighted average assumptions used in the Black-Scholes option pricing model to determine fair value of the Company’s stock options granted in 2023, 2022 and 2021:

	2023	2022	2021
Weighted average fair value	$9.01	$11.14	$9.65
Weighted average risk-free interest rate (1)	3.57%	2.69%	1.14%
Expected volatility (2)	32.48%	31.16%	30.54%
Expected term (years) (3)	6.05	6.04	6.04
Dividend yield (4)	2.99%	2.24%	2.09%
(1)	The risk-free rate for the expected term of the options was based on the U.S. Treasury yield curve at the date of grant and based on the expected term.
(2)	Expected volatility was calculated using historical volatility of the Company’s stock price for a period commensurate with the expected term of the options.
(3)	The expected term was estimated to be the average of the contractual vesting term and time to expiration.
(4)	The dividend yield was calculated in accordance with the Company’s dividend policy at the time of grant.

The Company issued stock options in accordance with the 2023 Plan during 2023. The following table summarizes stock option activity for 2023:

			Weighted
			average
		Weighted	remaining
		average	contractual	Aggregate
		exercise	term in	intrinsic
	Options	price	years	value
Outstanding at December 31, 2022	717,088	$29.79	5.98	$8,850
Granted	107,530	33.46
Exercised	(60,710)	20.87
Forfeited	(8,362)	36.90
Outstanding at December 31, 2023	755,546	30.95	5.79	5,270
Options exercisable at December 31, 2023	574,435	29.15	4.87	4,881
Options vested and expected to vest	740,013	30.84	5.72	5,229

Stock option expense is a component of salaries and benefits in the consolidated statements of operations and totaled $0.9 million, $0.7 million and $0.9 million for 2023, 2022 and 2021, respectively. At December 31, 2023, there was $0.5 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. The cost is expected to be recognized over a weighted average period of 2.0 years.

The following table summarizes the Company’s outstanding stock options:

			Options outstanding			Options exercisable
				Weighted average
			Number	remaining contractual	Weighted average	Number	Weighted average
Range of exercise price			outstanding	life (years)	exercise price	exercisable	exercise price
$18.00	-	22.99	99,955	1.80	$19.37	99,955	$19.37
23.00	-	27.99	159,313	6.24	23.14	159,313	23.14
28.00	-	32.99	82,991	4.21	32.60	82,991	32.60
33.00	-	37.99	261,106	6.43	33.86	156,108	34.12
38.00	and above		152,181	7.72	40.83	76,068	40.65

Restricted stock awards

The Company issues primarily time-based restricted stock awards that vest over a range of a 1 - 3 year period. Restricted stock with time-based vesting was valued at the fair value of the shares on the date of grant as they are assumed to be held beyond the vesting period.

Performance stock units

During the years ended December 31, 2023, 2022 and 2021, the Company granted 79,215, 51,931, and 52,526 performance stock units in accordance with the 2023 Plan and Prior Plan, respectively. The Company grants performance stock units which represent initial target awards and do not reflect potential increases or decreases resulting from the final performance results, which are to be determined at the end of the three-year performance period (vesting date). The actual number of shares to be awarded at the end of the performance period will range from 0% - 150% of the initial target awards. Sixty percent of the award is based on the Company’s cumulative earnings per share (EPS target) during the performance period, and forty percent of the award is based on the Company’s cumulative total shareholder return (TSR target), or TSR, during the performance period. On the vesting date, the Company’s TSR will be compared to the respective TSRs of the companies comprising the KBW Regional Index at the grant date to determine the shares awarded. The fair value of the EPS target portion of the award was determined based on the closing stock price of the Company’s common stock on the grant date. The fair value of the TSR target portion of the award was determined using a Monte Carlo Simulation at the grant date.

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

The weighted-average grant date fair value per unit for the EPS target portion and the TSR target portion granted during 2023 was $33.46 and $27.06, respectively. The initial weighted-average performance price for the TSR target portion granted during 2023 was $42.37. During 2023 and 2022, the Company awarded an additional 18,664 and 17,741 units due to final performance results related to performance stock units granted in 2020 and 2019, respectively.

The following table summarizes restricted stock and performance stock unit activity during 2023 and 2022:

		Weighted		Weighted
	Restricted	average grant-	Performance	average grant-
	stock shares	date fair value	stock units	date fair value
Unvested at December 31, 2021	144,467	$33.40	160,394	$31.36
Granted	118,190	40.76	51,931	38.40
Adjustment due to performance	—	—	17,741	32.44
Vested	(84,898)	33.62	(67,875)	31.27
Forfeited	(12,622)	37.00	(6,334)	32.70
Unvested at December 31, 2022	165,137	$38.28	155,857	$33.81
Granted	186,546	31.16	79,215	30.57
Adjustment due to performance	—	—	18,664	25.94
Vested	(101,171)	34.42	(74,142)	26.55
Forfeited	(9,928)	36.42	(7,812)	34.58
Unvested at December 31, 2023	240,584	$34.47	171,782	$34.56

As of December 31, 2023, the total unrecognized compensation cost related to the non-vested restricted stock awards and performance stock units totaled $4.5 million and $2.8 million, respectively, and is expected to be recognized over a weighted average period of approximately 2.0 years and 1.8 years, respectively. Expense related to non-vested restricted stock awards totaled $4.3 million, $3.4 million and $2.7 million during 2023, 2022 and 2021, respectively. Expense related to non-vested performance stock units totaled $2.0 million, $1.9 million and $2.0 million during 2023, 2022 and 2021, respectively. Expense related to non-vested restricted stock awards and units is a component of salaries and benefits in the Company’s consolidated statements of operations.

Employee stock purchase plan

The 2014 Employee Stock Purchase Plan (“ESPP”) is intended to be a qualified plan within the meaning of Section 423 of the Internal Revenue Code of 1986 and allows eligible employees to purchase shares of common stock up to a limit of $25,000 per calendar year and 2,000 shares per offering period. The price an employee pays for shares is 90.0% of the fair market value of Company common stock on the last day of the offering period. The offering periods are the six-month periods commencing on March 1 and September 1 of each year and ending on August 31 and February 28 (or February 29 in the case of a leap year) of each year. There are no vesting or other restrictions on the stock purchased by employees under the ESPP. Under the ESPP, the total number of shares of common stock reserved for issuance totaled 400,000 shares, of which 235,919 was available for issuance at December 31, 2023.

Under the ESPP, employees purchased 26,563 shares and 19,414 shares during 2023 and 2022, respectively.

Note 17 Common Stock

The Company had 37,784,851 and 37,608,519 shares of Class A common stock outstanding at December 31, 2023 and 2022, respectively. Additionally, the Company had 240,584 and 165,137 shares outstanding at December 31, 2023 and 2022, respectively, of restricted Class A common stock issued but not yet vested under the 2023 Omnibus Incentive Plan that are not included in shares outstanding until such time that they are vested; however, these shares do have voting and certain dividend rights during the vesting period.

On May 9, 2023, the Company’s Board of Directors authorized a new program to repurchase up to $50.0 million of the Company’s stock from time to time in either the open market or through privately negotiated transactions. The remaining authorization under the current program as of December 31, 2023 was $50.0 million.

Note 18 Earnings Per Share

The Company calculates earnings per share under the two-class method, as certain non-vested share awards contain non-forfeitable rights to dividends. As such, these awards are considered securities that participate in the earnings of the Company. Non-vested shares are discussed further in note 16.

The Company had 37,784,851 and 37,608,519 shares of Class A common stock outstanding as of December 31, 2023 and 2022, respectively, exclusive of issued non-vested restricted shares. Certain stock options and non-vested restricted shares are potentially dilutive securities, but are not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive for 2023, 2022 and 2021.

The following table illustrates the computation of basic and diluted earnings per share for 2023, 2022 and 2021:

	For the years ended December 31,
	2023	2022	2021
Net income	$142,048	$71,274	$93,606
Less: income allocated to participating securities	(243)	(152)	(133)
Income allocated to common shareholders	$141,805	$71,122	$93,473
Weighted average shares outstanding for basic earnings per common share	37,937,579	32,360,005	30,727,566
Dilutive effect of equity awards	173,629	320,927	340,593
Weighted average shares outstanding for diluted earnings per common share	38,111,208	32,680,932	31,068,159
Basic earnings per share	$3.74	$2.20	$3.04
Diluted earnings per share	3.72	2.18	3.01

The Company had 755,546, 717,088 and 695,960 outstanding stock options to purchase common stock at weighted average exercise prices of $30.95, $29.79 and $28.19 per share at December 31, 2023, 2022 and 2021, respectively, which have time-vesting criteria, and as such, any dilution is derived only for the time frame in which the vesting criteria had been met and where the inclusion of those stock options is dilutive. The Company had 412,366, 320,994 and 304,861 unvested restricted shares and performance stock units issued as of December 31, 2023, 2022 and 2021, respectively, which have performance, market and/or time-vesting criteria, and as such, any dilution is derived only for the time frame in which the vesting criteria had been met and where the inclusion of those restricted shares and units is dilutive.

Note 19 Income Taxes

Income tax expense attributable to income before taxes was $33.6 million, $14.9 million and $21.4 million for 2023, 2022 and 2021, respectively.

(a) Income taxes

Total income taxes for 2023, 2022 and 2021 were allocated as follows:

	For the years ended December 31,
	2023	2022	2021
Current expense:
U.S. federal	$30,319	$7,193	$13,746
State and local	5,750	1,831	2,643
Total current income tax expense	36,069	9,024	16,389
Deferred expense:
U.S. federal	(1,564)	5,100	4,327
State and local	(951)	786	649
Total deferred income tax expense	(2,515)	5,886	4,976
Income tax expense	$33,554	$14,910	$21,365

(b) Tax Rate Reconciliation

The reconciliation between the income tax expenses and the amounts computed by applying the U.S. federal income tax rate to pretax income is as follows:

	For the years ended December 31,
	2023	2022	2021
Income tax at federal statutory rates (21%)	$36,876	$18,098	$24,144
State income taxes, net of federal benefits	3,791	2,067	2,601
Tax-exempt loan interest income	(4,437)	(5,208)	(4,862)
Research and development tax credit	(2,400)	—	—
Non-deductible compensation	642	514	852
Stock-based compensation	(345)	(402)	(733)
Bank-owned life insurance income	(777)	(374)	(603)
Non-deductible acquisition costs	—	427	—
Other	204	(212)	(34)
Income tax expense	$33,554	$14,910	$21,365

(c) Significant Components of Deferred Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2023 and 2022 are presented below:

	December 31, 2023	December 31, 2022
Deferred tax assets:
Net unrealized losses on investment securities	$24,367	$26,938
Allowance for credit losses	23,685	20,967
Lease liability	7,764	8,549
Accrued compensation	4,939	4,535
Accrued stock-based compensation	2,116	1,742
Capitalized research and development costs	1,108	783
Nonaccrual interest income	1,083	812
Net unrealized losses on equity securities	945	—
Capitalized start-up costs	591	891
Net operating loss	461	507
Excess tax basis of acquired loans over carrying value	438	625
Other reserves	434	814
Other real estate owned	425	369
Net deferred loan fees	419	—
Accrued expenses	192	942
Other	1,890	1,087
Total deferred tax assets	70,857	69,561
Deferred tax liabilities:
Intangible assets	(11,883)	(9,943)
Right of use assets	(7,404)	(8,300)
Premises and equipment	(4,840)	(4,722)
Mortgage servicing rights	(1,702)	(2,769)
Excess book basis in partnerships	(908)	(989)
Net deferred loan fees	—	(383)
Other	(2,458)	(738)
Total deferred tax liabilities	(29,195)	(27,844)
Net deferred tax asset	$41,662	$41,717

At December 31, 2023, the Company had federal and state net operating loss carryovers (“NOLs”) of $1.6 million and $3.1 million, respectively, which are available to offset future taxable income. The federal NOLs expire in varying amounts through 2034, and the state NOLs expire in varying amounts between 2026 and 2035. While these NOLs are subject to certain restrictions on the amount that can be utilized per year, the Company does not expect any tax attribute carryovers to expire before they are utilized.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, if any (including the impact of available carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. For the years ended December 31, 2023 and 2022, management believes a valuation allowance on the deferred tax asset is not necessary based on the current and future projected earnings of the Company. The Company has no ASC 740-10 unrecognized tax benefits recorded as of December 31, 2023 and 2022 and does not expect the total amount of unrecognized tax benefits to significantly increase within the next 12 months. The Company and its subsidiary banks are subject to income tax by federal, state and local government taxing authorities. The Company is not currently subject to any open income tax examinations; however, the Company’s tax returns for the years ended December 31, 2020 through 2023 remain subject to examination by U.S. federal income tax authorities. The years open to examination by state and local government authorities vary by jurisdiction.

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

Fair values of derivative instruments on the balance sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the consolidated statements of financial condition as of December 31, 2023 and 2022. Information about the valuation methods used to measure fair value is provided in note 22.

		Asset derivatives fair value			Liability derivatives fair value
	Balance Sheet	December 31,	December 31,	Balance Sheet	December 31,	December 31,
	location	2023	2022	Location	2023	2022
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$28,928	$34,164	Other liabilities	$3,400	$1,929
Total derivatives designated as hedging instruments		$28,928	$34,164		$3,400	$1,929

Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$8,480	$10,657	Other liabilities	$8,484	$10,660
Interest rate lock commitments	Other assets	287	197	Other liabilities	5	174
Forward contracts	Other assets	—	210	Other liabilities	110	104
Total derivatives not designated as hedging instruments		$8,767	$11,064		$8,599	$10,938

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

For derivatives that qualify and are designated as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest income in the same periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis. The earnings recognition of excluded components is included in interest income. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income as interest payments are received on the Company’s variable-rate assets. As of December 31, 2023, the Company had cash flow hedges with a notional amount of $200.0 million. The Company expects to reclassify $1.5 million from accumulated other comprehensive income (loss) (“AOCI”) as a reduction to interest income during the next 12 months.

Fair value hedges

Interest rate swaps designated as fair value hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of December 31, 2023, the Company had interest rate swaps with a notional amount of $351.0 million, which were designated as fair value hedges of interest rate risk. As of December 31, 2022, the Company had interest rate swaps with a notional amount of $340.1 million that were designated as fair value hedges. These interest rate swaps were associated with $469.4 million and $482.7 million of the Company’s fixed-rate loans as of December 31, 2023 and December 31, 2022, respectively, before a gain of $22.6 million and $29.7 million from the fair value hedge adjustment in the carrying amount, included in loans receivable in the statements of financial condition as of December 31, 2023 and December 31, 2022, respectively. Fair value hedge adjustments included basis adjustments on terminated positions to be amortized through the contractual maturity date of each respective hedged item. Excluding those terminated positions, the fair value hedge adjustments consisted of gains totaling $25.7 million and $33.4 million as of December 31, 2023 and December 31, 2022, respectively.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives.

Non-designated hedges

Derivatives not designated as hedges are not speculative and consist of interest rate swaps with commercial banking clients that facilitate their respective risk management strategies. Interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the client swaps and the offsetting swaps are recognized directly in earnings. As of December 31, 2023, the Company had matched interest rate swap transactions with an aggregate notional amount of $464.9 million related to this program. As of December 31, 2022, the Company had matched interest rate swap transactions with an aggregate notional amount of $383.0 million. Derivative fee income from non-designated hedges totaled $1.1 million and $0.5 million for the years ended December 31, 2023 and 2022, respectively.

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

The Company had interest rate lock commitments with a notional value of $13.8 million and forward contracts with a notional value of $17.7 million at December 31, 2023. At December 31, 2022, the Company had interest rate lock commitments with a notional value of $35.5 million and forward contracts with a notional value of $45.0 million.

Effect of derivative instruments on the consolidated statements of operations and accumulated other comprehensive income

The tables below present the effect of the Company’s derivative financial instruments in the consolidated statements of operations for 2023 and 2022:

	Location of gain (loss)	Amount of gain recognized in income on derivatives
Derivatives in fair value	recognized in income on	For the years ended December 31,
hedging relationships	derivatives	2023	2022
Interest rate products	Interest and fees on loans	$1,107	$44,266

	Location of gain (loss)	Amount of gain (loss) recognized in income on hedged items
	recognized in income on	For the years ended December 31,
Hedged items	hedged items	2023	2022
Interest rate products	Interest and fees on loans	$6,702	$(46,708)

	Location of gain (loss)	Amount of gain recognized in income on derivatives
Derivatives not designated	recognized in income on	For the years ended December 31,
as hedging instruments	derivatives	2023	2022
Interest rate products	Other non-interest expense	$2	$6
Interest rate lock commitments	Mortgage banking income	(10)	(2,405)
Forward contracts	Mortgage banking income	(216)	281
Total		$(224)	$(2,118)

The table below presents the effect of cash flow hedge accounting on AOCI as of the dates presented.

	For the year ended December 31, 2023
	Loss recognized in OCI on derivatives	Loss recognized in OCI included component	Loss recognized in OCI excluded component	Location of Loss recognized from AOCI into income	Loss reclassified from AOCI into income	Loss reclassified from AOCI into income included component	Loss reclassified from AOCI into income excluded component
Derivatives in cash flow hedging relationships:
Interest rate products	$(1,453)	$(1,081)	$(372)	Interest income	$(1,678)	$(1,223)	$(455)

	For the year ended December 31, 2022
	Loss recognized in OCI on derivatives	Loss recognized in OCI included component	Loss recognized in OCI excluded component	Location of Loss recognized from AOCI into income	Gain reclassified from AOCI into income	Gain reclassified from AOCI into income included component	Gain reclassified from AOCI into income excluded component
Derivatives in cash flow hedging relationships:
Interest rate products	$(2,245)	$(2,192)	$(53)	Interest income	$(124)	$(32)	$(92)

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

As of December 31, 2023, the termination value of derivatives in a net liability position related to these agreements was zero. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and, as of December 31, 2023, the Company had met these thresholds. If the Company had breached any of these provisions at December 31, 2023, it could have been required to settle its obligations under the agreements at the termination value.

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

Total unfunded commitments at December 31, 2023 and 2022 were as follows:

	December 31, 2023	December 31, 2022
Commitments to fund loans	$724,928	$1,124,942
Credit card lines of credit	6,278	7,167
Unfunded commitments under lines of credit	890,530	862,369
Commercial and standby letters of credit	13,029	13,859
Total unfunded commitments	$1,634,765	$2,008,337

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

Contingencies

Mortgage loans sold to investors may be subject to repurchase or indemnification in the event of specific default by the borrower or subsequent discovery that underwriting standards were not met. The Company established a reserve liability for expected losses related to these representations and warranties based upon management’s evaluation of actual and historic loss history, delinquency trends or other documentation or deficiency findings in the portfolio and economic conditions. Charges against the reserve during the year ended December 31, 2023 and 2022 totaling $0.2 million and $0.2 million, respectively, were primarily driven by early payoffs and repurchases. The Company recorded a repurchase reserve of $1.2 million and $1.7 million at December 31, 2023 and 2022, respectively, which is included in other liabilities in the consolidated statements of financial condition.

The following table summarizes mortgage repurchase reserve activity for the periods presented:

	For the years ended December 31,
	2023	2022
Beginning balance	$1,725	$2,102
Reserve related to acquisitions	—	181
Provision released from operating expense, net	(323)	(331)
Charge-offs	(204)	(227)
Ending balance	$1,198	$1,725

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

Changes in the valuation inputs used for measuring the fair value of financial instruments may occur due to changes in current market conditions or other factors. Such changes may necessitate a transfer of the financial instruments to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfer occurs. During 2023 and 2022, there were no transfers of financial instruments between the hierarchy levels.

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

Mortgage banking derivatives—The Company relies on a third-party pricing service to value its mortgage banking derivative financial assets and liabilities, which the Company classifies as a level 3 valuation. The external valuation model to estimate the fair value of its interest rate lock commitments to originate residential mortgage loans held for sale includes grouping the interest rate lock commitments by interest rate and terms, applying an average 81.1% estimated pull-through rate based on historical experience, and then multiplying by quoted investor prices determined to be reasonably applicable to the loan commitment groups based on interest rate, terms, and rate lock expiration dates of the loan commitment groups. The Company also relies on an external valuation model to estimate the fair value of its forward commitments to sell residential mortgage loans (i.e., an estimate of what the Company would receive or pay to terminate the forward delivery contract based on market prices for similar financial instruments), which includes matching specific terms and maturities of the forward commitments against applicable investor pricing.

The tables below present the financial instruments measured at fair value on a recurring basis as of December 31, 2023 and 2022, in the consolidated statements of financial condition utilizing the hierarchy structure described above:

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
U.S. Treasuries	$73,044	$—	$—	$73,044
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	201,809	—	201,809
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	351,242	—	351,242
Municipal securities	—	79	—	79
Corporate debt	—	1,843	—	1,843
Loans held for sale	—	18,854	—	18,854
Interest rate swap derivatives	—	37,408	—	37,408
Mortgage banking derivatives	—	—	287	287
Total assets at fair value	$73,044	$611,235	$287	$684,566
Liabilities:
Interest rate swap derivatives	$—	$15,284	$—	$15,284
Mortgage banking derivatives	—	—	115	115
Total liabilities at fair value	$—	$15,284	$115	$15,399

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
U.S. Treasuries	$71,388	$—	$—	$71,388
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	226,131	—	226,131
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	405,926	—	405,926
Municipal securities	—	153	—	153
Corporate debt	—	1,920	—	1,920
Loans held for sale	—	22,767	—	22,767
Interest rate swap derivatives	—	44,821	—	44,821
Mortgage banking derivatives	—	—	407	407
Total assets at fair value	$71,388	$701,718	$407	$773,513
Liabilities:
Interest rate swap derivatives	$—	$12,589	$—	$12,589
Mortgage banking derivatives	—	—	278	278
Total liabilities at fair value	$—	$12,589	$278	$12,867

The table below details the changes in level 3 financial instruments during 2023:

Mortgage banking
derivatives, net
Balance at December 31, 2022	$129
Loss included in earnings, net	(226)
Fees and costs included in earnings, net	269
Balance at December 31, 2023	$172

Fair Value of Financial Instruments Measured on a Non-recurring Basis

Certain assets may be recorded at fair value on a non-recurring basis as conditions warrant. These non-recurring fair value measurements typically result from the application of lower of cost or fair value accounting or a write-down occurring during the period.

Individually evaluated loans—The Company records individually evaluated loans based on the fair value of the collateral when it is probable that the Company will be unable to collect all contractual amounts due in accordance with the terms of the loan agreement. The Company relies on third-party appraisals and internal assessments, utilizing a discount rate in the range of 6% - 40%, with a weighted average discount rate of 11.3%, in determining the estimated fair values of these loans. The inputs used to determine the fair values of loans are considered level 3 inputs in the fair value hierarchy. At December 31, 2023, the Company recorded a specific reserve of $8.6 million related to 10 loans with a carrying balance of $32.7 million. At December 31, 2022, the Company recorded a specific reserve of $5.3 million related to 13 loans with a carrying balance of $14.6 million.

OREO—OREO is recorded at the fair value of the collateral less estimated selling costs using a range of 6% - 10% with a weighted average discount rate of 6.1%. The estimated fair values of OREO are updated periodically and further write-downs may be taken to reflect a new basis. The Company recognized $0.2 million and $0.5 million of OREO impairments, during the years ended December 31, 2023 and 2022, respectively. The fair values of OREO are derived from third party price opinions or appraisals that generally use an income approach or a market value approach. If reasonable comparable appraisals are not available, the Company may use internally developed models to determine fair values. The inputs used to determine the fair value of OREO properties are considered level 3 inputs in the fair value hierarchy.

Mortgage servicing rights—MSRs represent the value associated with servicing residential real estate loans that have been sold to outside investors with servicing retained. The fair value for servicing assets is determined through discounted cash flow analysis and utilized a discount rate ranging from 10.0% to 10.5% with a weighted average discount rate of 10.0% at December 31, 2023 and a prepayment speed assumption range from 6.5% to 15.8% with a weighted average rate of 7.0% at December 31, 2023 as inputs. At December 31, 2022, the discount rate was 10.0% with a weighted average discount rate of 10.0% and prepayment speed assumption range from 7.6% to 8.2% with a weighted average rate of 7.7%. The weighted average MSRs are subject to impairment testing. The carrying values of these MSRs are reviewed quarterly for impairment based upon the calculation of fair value. For purposes of measuring impairment, the MSRs are stratified into certain risk characteristics including note type and note term. If the valuation model reflects a value less than the carrying value, MSRs are adjusted to fair value through a valuation allowance and the adjustment is included in mortgage banking income in the consolidated statements of operations. There was zero and $0.1 million of impairment on MSRs during 2023 and 2022, respectively. The inputs used to determine the fair values of MSRs are considered level 3 inputs in the fair value hierarchy.

SBA servicing asset—The SBA servicing asset represent the value associated with servicing small business real estate loans that have been sold to outside investors with servicing retained. The fair value for servicing asset is determined through a discounted cash flow analysis and utilized a weighted average discount rate of 12.3% and a weighted average lifetime constant prepayment rate of 14.7% for the year ended December 31, 2023. At December 31, 2022, the weighted average discount rate was 15.2%, and the weighted average lifetime constant prepayment rate was 12.4% The SBA servicing asset is amortized over the period of the estimated future net servicing life of the underlying assets. The SBA servicing asset is evaluated quarterly for impairment based upon the fair value of the rights as compared to their amortized cost. Impairment is recognized on the consolidated statements of operations to the extent the fair value is less than the capitalized amount of the SBA servicing asset. The Company recorded $75 thousand of impairment and no impairment for the years ended December 31, 2023 and 2022, respectively.

Premises and equipment—Premises and equipment held-for-sale are written down to estimated fair value less costs to sell in the period in which the held-for-sale criteria are met. Fair value is estimated in a process which considers current local commercial real estate market conditions and the judgment of the sales agent and often involves obtaining third party appraisals from certified real estate appraisers. These fair value measurements are classified as Level 3. Unobservable inputs to these measurements, which include estimates and judgments often used in conjunction with appraisals, are not readily quantifiable. During 2023, the Company completed the consolidation of five banking centers and recognized $0.2 million of impairments in its consolidated statements of operations related to premises and equipment classified as held-for-sale totaling $13.4 million. The Company recognized no impairment related to premises and equipment during the year ended December 31, 2022.

The Company may be required to record fair value adjustments on other available-for-sale and municipal securities valued at par on a non-recurring basis.

The tables below provide information regarding losses from the assets recorded at fair value on a non-recurring basis at December 31, 2023 and 2022.

	December 31, 2023
	Total	Losses from fair value changes
Individually evaluated loans	$45,245	$1,575
Other real estate owned	4,088	249
Premises and equipment	13,413	349
SBA servicing rights	2,440	75
Total	$65,186	$2,248

	December 31, 2022
	Total	Losses from fair value changes
Individually evaluated loans	$31,384	$2,187
Other real estate owned	3,731	505
Mortgage servicing rights	9,162	60
Total	$44,277	$2,752

The Company did not record any liabilities measured at fair value on a non-recurring basis during 2023 and 2022.

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

The fair value of financial instruments at December 31, 2023 and 2022 are set forth below:

	Level in fair value	December 31, 2023		December 31, 2022
	measurement	Carrying	Estimated	Carrying	Estimated
	hierarchy	amount	fair value	amount	fair value
ASSETS
Cash and cash equivalents	Level 1	$190,826	$190,826	$195,505	$195,505
U.S. Treasury securities - AFS	Level 1	73,044	73,044	71,388	71,388
U.S. Treasury securities - HTM	Level 1	49,338	48,334	49,045	47,629
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	201,809	201,809	226,131	226,131
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	351,242	351,242	405,926	405,926
Municipal securities available-for-sale	Level 2	79	79	153	153
Corporate debt available-for-sale	Level 2	1,843	1,843	1,920	1,920
Other available-for-sale securities	Level 3	812	812	771	771
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	299,337	265,011	339,815	298,816
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	236,377	190,983	262,667	213,479
FHLB and FRB stock	Level 2	40,890	40,890	38,390	38,390
Loans receivable	Level 3	7,698,758	7,411,687	7,220,469	6,964,107
Loans held for sale	Level 2	18,854	18,854	22,767	22,767
Accrued interest receivable	Level 2	44,944	44,944	34,587	34,587
Interest rate swap derivatives	Level 2	37,408	37,408	45,046	45,046
Mortgage banking derivatives	Level 3	287	287	407	407
LIABILITIES
Deposit transaction accounts	Level 2	7,208,421	7,208,421	6,999,226	6,999,226
Time deposits	Level 2	981,970	972,793	873,400	845,688
Securities sold under agreements to repurchase	Level 2	19,627	19,627	20,214	20,214
Long-term debt	Level 2	55,000	43,760	55,000	52,430
Federal Home Loan Bank advances	Level 2	340,000	340,000	385,000	385,000
Accrued interest payable	Level 2	12,239	12,239	3,201	3,201
Interest rate swap derivatives	Level 2	15,284	15,284	12,589	12,589
Mortgage banking derivatives	Level 3	115	115	278	278

Note 24 Acquisition Activities

Cambr Solutions, LLC

On April 3, 2023, NBH Bank completed the acquisition of Cambr Solutions, LLC. Upon closing, Cambr became a stand-alone subsidiary of NBH Bank. The transaction was valued at $46.5 million in the aggregate. NBH Bank determined that the acquisition constituted a business combination as defined in ASC Topic 805, Business Combinations. Accordingly, as of the date of the acquisition, the Company recorded the assets acquired and liabilities assumed at fair value. The Company determined fair values in accordance with the guidance provided in ASC Topic 820, Fair Value Measurements and Disclosures. In many cases, the determination of these fair values required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. Actual results could differ materially.

Cambr is a deposit acquisition and processing platform that generates core deposits from accounts offered through embedded finance companies. At the time of acquisition, Cambr administered approximately $1.7 billion of deposits comprising more than 500,000 FDIC-insured deposit accounts.

Cambr acquisition-related costs totaled $1.0 million for the year ended December 31, 2023. The results of Cambr are included in the results of the Company subsequent to the acquisition date.

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

The other intangible assets are being amortized over a weighted average period of 9.4 years.

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

The core deposit intangible is being amortized straight-line over ten years, and the SBA servicing asset is being amortized over the life of the underlying portfolio.

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

Bank of Jackson Hole

On October 1, 2022, the Company completed its acquisition of Bancshares of Jackson Hole, the bank holding company of Wyoming-based Bank of Jackson Hole. Pursuant to the merger agreement executed in March 2022, the Company paid $51.0 million of cash consideration and issued 4,391,964 shares of the Company’s Class A common stock in exchange for all of the outstanding common stock of Bancshares of Jackson Hole. The transaction was valued at $213.4 million in the aggregate, based on the Company’s closing price of $36.99 on September 30, 2022. The acquisition added 12 banking centers with operations in Wyoming and Idaho. Immediately following the closing of the acquisition, BOJH sold substantially all of its assets and liabilities to NBH Bank, with the exception of assets and liabilities related to its trust business. Effective October 1, 2022, BOJH was renamed as Bank of Jackson Hole Trust.

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

The core deposit intangible and wealth management intangible are being amortized straight-line over ten years.

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

Note 25 Parent Company Only Financial Statements

Parent company only financial information for National Bank Holdings Corporation is summarized as follows:

Condensed Statements of Financial Condition

	December 31, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$77,853	$46,250
Non-marketable securities	33,144	35,802
Investment in subsidiaries	1,139,290	1,034,501
Other assets	30,528	33,674
Total assets	$1,280,815	$1,150,227
LIABILITIES AND STOCKHOLDERS’ EQUITY
Long-term debt, net	$54,200	$53,890
Other liabilities	13,808	4,135
Total liabilities	68,008	58,025
Shareholders’ equity	1,212,807	1,092,202
Total liabilities and shareholders’ equity	$1,280,815	$1,150,227

Condensed Statements of Operations

	For the years ended December 31,
	2023	2022	2021
Income
Equity in undistributed earnings of subsidiaries	$92,990	$30,260	$37,866
Distributions from subsidiaries	62,000	52,000	63,000
(Loss) income from non-marketable securities	(4,431)	(262)	553
Total income	150,559	81,998	101,419
Expenses
Interest expense	2,073	1,519	197
Salaries and benefits	7,318	6,138	5,622
Other expenses	3,382	6,433	5,042
Total expenses	12,773	14,090	10,861
Income before income taxes	137,786	67,908	90,558
Income tax benefit	(4,262)	(3,366)	(3,048)
Net income	$142,048	$71,274	$93,606

Condensed Statements of Cash Flows

	For the years ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$142,048	$71,274	$93,606
Equity in undistributed earnings of subsidiaries	(92,990)	(30,260)	(37,866)
Stock-based compensation expense	7,222	6,059	5,541
Amortization	310	158	13
Other	15,833	(221)	(4,391)
Net cash provided by operating activities	72,423	47,010	56,903
Cash flows from investing activities:
Cash paid for acquisitions	—	(67,128)	—
Purchase of non-marketable securities	(1,773)	(11,471)	(23,025)
Net cash used in investing activities	(1,773)	(78,599)	(23,025)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	40,000
Payments of long-term debt issuance costs	—	—	(535)
Issuance of stock under purchase and equity compensation plans	(1,534)	(1,481)	(2,267)
Proceeds from exercise of stock options	617	1,102	2,489
Payment of dividends	(39,644)	(30,447)	(26,888)
Repurchase of shares	—	—	(36,400)
Net cash used in financing activities	(40,561)	(30,826)	(23,601)
Net increase (decrease) in cash, cash equivalents and restricted cash	30,089	(62,415)	10,277
Cash, cash equivalents and restricted cash at beginning of the year	49,264	111,679	101,402
Cash, cash equivalents and restricted cash at end of the year	$79,353	$49,264	$111,679

Item 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

There were no changes in or disagreements with accountants on accounting and financial disclosures.

Item 9A.   CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of December 31, 2023. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023. KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on our internal control over financial reporting as of December 31, 2023, which report is included in this Item 9A below.

Changes in Internal Control Over Financial Reporting

There were no changes made during the most recently completed fiscal year in the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

National Bank Holdings Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited National Bank Holdings Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 27, 2024 expressed an unqualified opinion on those consolidated financial statements.

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

Kansas City, Missouri

February 27, 2024

Item 9B.     OTHER INFORMATION.

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

Item 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

The Company's Supplemental Code of Ethics for CEO and Senior Financial Officers, which applies to the CEO, Chief Financial Officer and Principal Accounting Officer, is available at www.nationalbankholdings.com. Amendments to, and waivers of, the code of ethics are publicly disclosed as required by applicable law, regulation or rule.

Item 11.       EXECUTIVE COMPENSATION.

The Information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The Information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

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

10.5	Employment Agreement, dated May 2, 2018, by and between Aldis Birkans and National Bank Holdings Corporation (incorporated herein by reference to Exhibit 10.2 to our Form 8-K, filed on May 2, 2018)˄

10.6

Employment Agreement, dated May 5, 2020, by and between National Bank Holdings Corporation and Angela N. Petrucci (incorporated herein by reference to Exhibit 10.2 to our Form 10-Q, filed on August 5, 2020) ˄

10.7	Change of Control Agreement applicable to executive officers not party to an employee agreement (incorporated herein by reference to Exhibit 10.17 to our form 10-K, filed on February 28, 2018)˄

10.8

Support Agreement, dated as of June 23, 2017, by and among Peoples, Inc., National Bank Holdings Corporation and the undersigned stockholders of Peoples, Inc. (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated June 23, 2017 and filed on June 27, 2017)

10.9	NBH Holdings Corp. 2009 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to our Form S-1 Registration Statement (Registration No. 333-177971), filed on November 14, 2011)˄

10.10	Amendment to the NBH Holdings Corp. 2009 Equity Incentive Plan dated February 22, 2017 (incorporated herein by reference to Exhibit 10.10 to our form 10-K, filed on February 24, 2017)˄

10.11	National Bank Holdings Corporation Employee Stock Purchase Plan (incorporated herein by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 30, 2015)˄

10.12	National Bank Holdings Corporation 2014 Omnibus Incentive Plan (incorporated herein by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 31, 2014)˄

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

10.18

Form of National Bank Holdings Corporation 2014 Omnibus Incentive Plan Performance Stock Unit Award Agreement (ROTA) (For Management) (incorporated herein by reference to Exhibit 10.4 to our Form 10-Q, filed on August 5, 2020)˄

10.19

Form of Subordinated Note Purchase Agreement, dated November 5, 2021 by and among National Bank Holding Corporation and the Purchaser named therein (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated and filed on November 5, 2021)

10.20

Form of Voting and Support Agreement, dated as of March 31, 2022, by and among Bancshares of Jackson Hole Incorporated, National Bank Holdings Corporation and certain shareholders of Bancshares of Jackson Hole Incorporated (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated March 31, 2022 and filed on April 5, 2022)

10.21

Form of Voting and Support Agreement, dated as of April 18, 2022, by and among National Bank Holdings Corporation and certain shareholders of Community Bancorporation (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated April 18, 2022 and filed on April 20, 2022)

10.22	Form of Aircraft Time-Sharing Agreement (incorporated herein by reference to Exhibit 10.3 to our Form 10-Q, filed on August 2, 2022)

10.23	2UniFi LLC, 2023 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on December 12, 2023)

10.24	Form of 2UniFi, LLC Class B Unit Award Agreement (incorporated herein by reference to Exhibit 10.2 to our Form 8-K, filed on December 12, 2023)

10.25	National Bank Holdings Corporation 2023 Omnibus Incentive Plan (incorporated herein by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on April 3, 2023)

21.1	Subsidiaries of National Bank Holdings Corporation

23.1	Consent of KPMG LLP

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	National Bank Holdings Corporation Compensation Recovery Policy

101.INS	XBRL Instance – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*

Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

˄	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on February 27, 2024, on its behalf by the undersigned, thereunto duly authorized.

National Bank Holdings Corporation

By	/s/ G. Timothy Laney
G. Timothy Laney
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 27, 2024, by the following persons on behalf of the registrant and in the capacities indicated.

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

/s/ ART ZEILE
Art Zeile, Director