Form 10-Q
period 2024-03-31
National Bank Holdings Corp
filed 2024-05-01
CIK 1475841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 26, 2024, the registrant had outstanding 37,825,413 shares of Class A voting common stock, each with $0.01 par value per share, excluding 378,082 shares of restricted Class A common stock issued but not yet vested.

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

PART I: FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)

(In thousands, except share and per share data)

	March 31, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$292,931	$190,826
Investment securities available-for-sale (at fair value)	685,666	628,829
Investment securities held-to-maturity (fair value of $485,776 and $504,328 at March 31, 2024 and December 31, 2023, respectively)	570,850	585,052
Non-marketable securities	73,439	90,477
Loans	7,569,052	7,698,758
Allowance for credit losses	(97,607)	(97,947)
Loans, net	7,471,445	7,600,811
Loans held for sale	14,065	18,854
Other real estate owned	4,064	4,088
Premises and equipment, net	168,956	162,733
Goodwill	306,043	306,043
Intangible assets, net	64,212	66,025
Other assets	315,805	297,326
Total assets	$9,967,476	$9,951,064
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing demand deposits	$2,292,917	$2,361,367
Interest bearing demand deposits	1,427,856	1,480,042
Savings and money market	3,801,013	3,367,012
Time deposits	995,976	981,970
Total deposits	8,517,762	8,190,391
Securities sold under agreements to repurchase	19,577	19,627
Long-term debt, net	54,278	54,200
Federal Home Loan Bank advances	—	340,000
Other liabilities	144,029	134,039
Total liabilities	8,735,646	8,738,257
Shareholders’ equity:
Common stock, par value $0.01 per share: 400,000,000 shares authorized; 51,487,888 and 51,487,907 shares issued; 37,806,148 and 37,784,851 shares outstanding at March 31, 2024 and December 31, 2023, respectively	515	515
Additional paid-in capital	1,163,773	1,162,269
Retained earnings	454,211	433,126
Treasury stock of 13,444,078 and 13,462,472 shares at March 31, 2024 and December 31, 2023, respectively, at cost	(306,460)	(306,702)
Accumulated other comprehensive loss, net of tax	(80,209)	(76,401)
Total shareholders’ equity	1,231,830	1,212,807
Total liabilities and shareholders’ equity	$9,967,476	$9,951,064

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share data)

	For the three months ended
	March 31,
	2024	2023
Interest and dividend income:
Interest and fees on loans	$123,736	$105,121
Interest and dividends on investment securities	6,617	6,861
Dividends on non-marketable securities	616	898
Interest on interest-bearing bank deposits	763	653
Total interest and dividend income	131,732	113,533
Interest expense:
Interest on deposits	43,998	11,049
Interest on borrowings	3,704	7,595
Total interest expense	47,702	18,644
Net interest income before provision for credit losses	84,030	94,889
Provision for credit loss expense	—	900
Net interest income after provision for credit losses	84,030	93,989
Non-interest income:
Service charges	4,391	4,101
Bank card fees	4,578	4,637
Mortgage banking income	2,655	3,216
Bank-owned life insurance income	733	645
Other non-interest income	5,337	2,066
Total non-interest income	17,694	14,665
Non-interest expense:
Salaries and benefits	36,520	32,989
Occupancy and equipment	9,941	9,073
Data processing	4,066	3,752
Marketing and business development	962	870
FDIC deposit insurance	1,345	2,178
Bank card expenses	1,349	1,328
Professional fees	1,646	2,590
Other non-interest expense	4,997	4,149
Other intangible assets amortization	2,008	1,363
Total non-interest expense	62,834	58,292
Income before income taxes	38,890	50,362
Income tax expense	7,499	10,079
Net income	$31,391	$40,283
Earnings per share—basic	$0.82	$1.06
Earnings per share—diluted	0.82	1.06
Weighted average number of common shares outstanding:
Basic	38,031,358	37,785,488
Diluted	38,188,480	38,074,973

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	For the three months ended
	March 31,
	2024	2023
Net income	$31,391	$40,283
Other comprehensive (loss) income, net of tax:
Securities available-for-sale:
Net unrealized (losses) gains arising during the period, net of tax benefit (expense) of $985 and ($2,731) for the three months ended March 31, 2024 and 2023, respectively	(3,090)	8,955
Less: amortization of net unrealized holding gains to income, net of tax benefit of $8 and $16 for the three months ended March 31, 2024 and 2023, respectively	(25)	(51)
Cash flow hedges:
Net unrealized gains arising during the period, net of tax expense of $48 and $173 for the three months ended March 31, 2024 and 2023, respectively	203	566
Less: reclassification for (losses) gains included in net income, net of tax benefit (expense) of $269 and ($32) for the three months ended March 31, 2024 and 2023, respectively	(896)	107
Other comprehensive (loss) income	(3,808)	9,577
Comprehensive income	$27,583	$49,860

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Three months ended March 31, 2024 and 2023

(In thousands, except share and per share data)

					Accumulated
		Additional			other
	Common	paid-in	Retained	Treasury	comprehensive
	stock	capital	earnings	stock	loss, net	Total
Balance, December 31, 2022	$515	$1,159,508	$330,721	$(310,338)	$(88,204)	$1,092,202
Net income	—	—	40,283	—	—	40,283
Stock-based compensation	—	1,427	—	—	—	1,427
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $753, net	—	(499)	—	301	—	(198)
Cash dividends declared ($0.25 per share)	—	—	(9,564)	—	—	(9,564)
Other comprehensive income	—	—	—	—	9,577	9,577
Balance, March 31, 2023	$515	$1,160,436	$361,440	$(310,037)	$(78,627)	$1,133,727
Balance, December 31, 2023	$515	$1,162,269	$433,126	$(306,702)	$(76,401)	$1,212,807
Net income	—	—	31,391	—	—	31,391
Stock-based compensation	—	1,576	—	—	—	1,576
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $369, net	—	(72)	—	242	—	170
Cash dividends declared ($0.27 per share)	—	—	(10,306)	—	—	(10,306)
Other comprehensive loss	—	—	—	—	(3,808)	(3,808)
Balance, March 31, 2024	$515	$1,163,773	$454,211	$(306,460)	$(80,209)	$1,231,830

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$31,391	$40,283
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit loss expense	—	900
Depreciation and amortization	6,021	5,117
Change in current income tax receivable	7,485	9,551
Change in deferred income taxes	(1,277)	3,392
Discount accretion, net of premium amortization on securities	(202)	(116)
Gain on sale of mortgages, net	(2,162)	(2,370)
Origination of loans held for sale, net of repayments	(62,542)	(99,105)
Proceeds from sales of loans held for sale	69,160	97,311
Originations of mortgage servicing rights	(115)	(275)
Gain on sale of fixed assets	(637)	—
Stock-based compensation	1,576	1,427
Operating lease payments	(1,637)	(1,411)
Change in other assets	(24,527)	(49,455)
Change in other liabilities	7,423	(24,044)
Net cash provided by (used in) operating activities	29,957	(18,795)
Cash flows from investing activities:
Proceeds from non-marketable securities	27,114	4,662
Proceeds from maturities and paydowns of investment securities available-for-sale	45,662	22,502
Proceeds from maturities and paydowns of investment securities held-to-maturity	14,367	16,201
Proceeds from sales of other real estate owned	21	249
Purchases of non-marketable securities	(10,302)	(35,901)
Purchases of investment securities available-for-sale	(106,554)	—
Purchases of investment securities held-to-maturity	—	(2,451)
Purchases of premises and equipment, net	(5,482)	(6,701)
Net decrease (increase) in loans	128,793	(122,451)
Net cash provided by (used in) investing activities	93,619	(123,890)
Cash flows from financing activities:
Net increase (decrease) in deposits	327,260	(291,138)
Net (decrease) increase in repurchase agreements and other short-term borrowings	(50)	1,278
Advances from the Federal Home Loan Bank	419,610	990,000
Federal Home Loan Bank repayments	(759,610)	(375,000)
Issuance of stock under purchase and equity compensation plans	131	(237)
Payment of dividends	(10,312)	(9,532)
Net cash (used in) provided by financing activities	(22,971)	315,371
Increase in cash, cash equivalents and restricted cash(1)	100,605	172,686
Cash, cash equivalents and restricted cash at beginning of the year(1)	192,326	198,519
Cash, cash equivalents and restricted cash at end of period(1)	$292,931	$371,205
Supplemental disclosure of cash flow information during the period:
Cash paid for interest	$45,172	$15,348
Net tax payments	76	37
Supplemental schedule of non-cash activities:
Loans transferred from loans held for sale to loans	333	2,337

(1)

Included in restricted cash at March 31, 2023 was $1.5 million placed in escrow for certain potential liabilities, for which the Company was indemnified, resulting from a previous acquisition. The restricted cash was included in other assets in the Company’s consolidated statements of financial condition. At March 31, 2024, there was no restricted cash.

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2024

Note 1 Basis of Presentation

National Bank Holdings Corporation ("NBHC" or the "Company") is a bank holding company that was incorporated in the State of Delaware in 2009. The Company is headquartered in Greenwood Village, Colorado, and its primary operations are conducted through its wholly owned subsidiaries NBH Bank and Bank of Jackson Hole Trust. NBH Bank is a Colorado state-chartered bank and a member of the Federal Reserve System, and Bank of Jackson Hole Trust is a Wyoming state-chartered bank and a member of the Federal Reserve System. The Company provides a variety of banking products to both commercial and consumer clients through a network of over 90 banking centers, as of March 31, 2024, located primarily in Colorado, the greater Kansas City region, Utah, Wyoming, Texas, New Mexico and Idaho, as well as through online and mobile banking products and services.

The accompanying interim unaudited consolidated financial statements serve to update the National Bank Holdings Corporation Annual Report on Form 10-K for the year ended December 31, 2023 and include the accounts of the Company and its wholly owned subsidiaries, NBH Bank, Bank of Jackson Hole Trust and 2UniFi, LLC. The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and where applicable, with general practices in the banking industry or guidelines prescribed by bank regulatory agencies. However, they may not include all information and notes necessary to constitute a complete set of financial statements under GAAP applicable to annual periods and accordingly should be read in conjunction with the financial information contained in the Company's most recent Form 10-K. The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results presented. All such adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications of prior years' amounts are made whenever necessary to conform to current period presentation. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the full year or any other interim period. All amounts are in thousands, except share data, or as otherwise noted.

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

The Company's significant accounting policies followed in the preparation of the unaudited consolidated financial statements are disclosed in note 2 of the audited financial statements and notes for the year ended December 31, 2023 and are contained in the Company's Annual Report on Form 10-K. There have been no significant changes to the application of significant accounting policies since December 31, 2023.

Note 2 Recent Accounting Pronouncements

The Company has not adopted any recent accounting pronouncements in addition to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Note 3 Investment Securities

The Company’s investment securities portfolio is comprised of available-for-sale and held-to-maturity investment securities. These investment securities totaled $1.3 billion at March 31, 2024 and included $0.7 billion of available-for-sale securities and $0.6 billion of held-to-maturity securities. At December 31, 2023, investment securities totaled $1.2 billion and included $0.6 billion of available-for-sale securities and $0.6 billion of held-to-maturity securities.

Available-for-sale

Available-for-sale securities are summarized as follows as of the dates indicated:

	March 31, 2024
	Amortized	Gross	Gross
	cost	unrealized gains	unrealized losses	Fair value
U.S. Treasury securities	$74,125	$5	$(1,479)	$72,651
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	226,494	56	(32,974)	193,576
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	485,221	17	(68,558)	416,680
Municipal securities	80	—	(1)	79
Corporate debt	2,000	—	(130)	1,870
Other securities	810	—	—	810
Total investment securities available-for-sale	$788,730	$78	$(103,142)	$685,666

	December 31, 2023
	Amortized	Gross	Gross
	cost	unrealized gains	unrealized losses	Fair value
U.S. Treasury securities	$74,508	$—	$(1,464)	$73,044
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	233,264	57	(31,512)	201,809
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	417,155	—	(65,913)	351,242
Municipal securities	80	—	(1)	79
Corporate debt	2,000	—	(157)	1,843
Other securities	812	—	—	812
Total investment securities available-for-sale	$727,819	$57	$(99,047)	$628,829

Purchases of available-for-sale securities during the three months ended March 31, 2024 totaled $106.6 million. During the three months ended March 31, 2023, there were no purchases of available-for-sale securities. Maturities and paydowns of available-for-sale securities during the three months ended March 31, 2024 and 2023 totaled $45.7 million and $22.5 million, respectively. There were no sales of available-for-sale securities during the three months ended March 31, 2024 or 2023.

At March 31, 2024 and December 31, 2023, the Company’s available-for-sale investment portfolio was primarily comprised of U.S. Treasury securities and mortgage-backed securities (“MBS”). All mortgage-backed securities were backed by government sponsored enterprises (“GSE”) collateral such as Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”), and the government owned agency Government National Mortgage Association (“GNMA”).

The tables below summarize the available-for-sale securities with unrealized losses as of the dates shown, along with the length of the impairment period:

	March 31, 2024
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. Treasury securities	$—	$—	$48,133	$(1,479)	$48,133	$(1,479)
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	—	190,255	(32,974)	190,255	(32,974)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	38,658	(313)	335,986	(68,245)	374,644	(68,558)
Municipal securities	—	—	79	(1)	79	(1)
Corporate debt	—	—	1,870	(130)	1,870	(130)
Total	$38,658	$(313)	$576,323	$(102,829)	$614,981	$(103,142)

	December 31, 2023
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. Treasury securities	$—	$—	$73,044	$(1,464)	$73,044	$(1,464)
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	9	—	199,000	(31,512)	199,009	(31,512)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	138	(1)	351,104	(65,912)	351,242	(65,913)
Municipal securities	—	—	79	(1)	79	(1)
Corporate debt	—	—	1,843	(157)	1,843	(157)
Total	$147	$(1)	$625,070	$(99,046)	$625,217	$(99,047)

Management evaluated all of the available-for-sale securities in an unrealized loss position at March 31, 2024 and December 31, 2023. The portfolio included 231 securities, which were in an unrealized loss position at March 31, 2024, compared to 230 securities at December 31, 2023. The unrealized losses in the Company's investment portfolio at March 31, 2024 and December 31, 2023 were caused by changes in interest rates. The Company has no intention to sell these securities and believes it will not be required to sell the securities before the recovery of their amortized cost. Management believes that default of the available-for-sale securities is highly unlikely. FHLMC, FNMA and GNMA guaranteed mortgage-backed securities and U.S. Treasury securities have a long history of zero credit losses, an explicit guarantee by the U.S. government (although limited for FNMA and FHLMC securities) and yields that generally trade based on market views of prepayment and liquidity risk rather than credit risk.

The tables below summarize the credit quality indicators, by fair value, of available-for-sale securities as of the dates shown:

	March 31, 2024
	AAA	Not rated	Total
U.S. Treasury securities	$72,651	$—	$72,651
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	193,576	—	193,576
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	416,680	—	416,680
Municipal securities	—	79	79
Corporate debt	—	1,870	1,870
Other securities	—	810	810
Total investment securities available-for-sale	$682,907	$2,759	$685,666

	December 31, 2023
	AAA	Not rated	Total
U.S. Treasury securities	$73,044	$—	$73,044
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	201,809	—	201,809
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	351,242	—	351,242
Municipal securities	—	79	79
Corporate debt	—	1,843	1,843
Other securities	—	812	812
Total investment securities available-for-sale	$626,095	$2,734	$628,829

Certain securities are pledged as collateral for public deposits, securities sold under agreements to repurchase and to secure borrowing capacity at the Federal Reserve Bank (“FRB”), if needed. The fair value of available-for-sale investment securities pledged as collateral totaled $301.2 million and $312.4 million at March 31, 2024 and December 31, 2023, respectively. The Company may also pledge available-for-sale investment securities as collateral for Federal Home Loan Bank (“FHLB”) advances. No securities were pledged for this purpose at March 31, 2024 or December 31, 2023.

A summary of the available-for-sale securities by maturity is shown in the following table as of March 31, 2024. Mortgage-backed securities may have actual maturities that differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments and are therefore not included in the table below. Additionally, the Company holds other available-for-sale securities with an amortized cost and fair value of $0.8 million as of March 31, 2024 that have no stated contractual maturity date.

	March 31, 2024
			Weighted
	Amortized Cost	Fair Value	Average Yield
U.S. Treasury securities
Within one year	$49,323	$48,752	3.93%
After one but within five years	24,802	23,899	2.77%
Total U.S. Treasury securities	74,125	72,651	3.55%
Municipal securities
Within one year	80	79	3.17%
Corporate debt
After five but within ten years	2,000	1,870	5.87%
Total	$76,205	$74,600

As of March 31, 2024 and December 31, 2023, accrued interest receivable (“AIR”) from available-for-sale investment securities totaled $1.6 million and $1.3 million, respectively, and was included within other assets in the consolidated statements of financial condition.

Held-to-maturity

Held-to-maturity investment securities are summarized as follows as of the dates indicated:

	March 31, 2024
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
U.S. Treasury securities	$49,412	$—	$(1,223)	$48,189
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	290,450	42	(36,578)	253,914
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	230,988	—	(47,315)	183,673
Total investment securities held-to-maturity	$570,850	$42	$(85,116)	$485,776

	December 31, 2023
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
U.S. Treasury securities	$49,338	$—	$(1,004)	$48,334
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	299,337	226	(34,552)	265,011
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	236,377	2	(45,396)	190,983
Total investment securities held-to-maturity	$585,052	$228	$(80,952)	$504,328

There were no purchases of held-to-maturity securities during the three months ended March 31, 2024. During the three months ended March 31, 2023, purchases of held-to-maturity securities totaled $2.5 million. Maturities and paydowns of held-to-maturity securities totaled $14.4 million and $16.2 million during the three months ended March 31, 2024 and 2023, respectively.

The held-to-maturity portfolio included 155 securities which were in an unrealized loss position as of March 31, 2024 compared to 123 securities at December 31, 2023. The tables below summarize the held-to-maturity securities with unrealized losses as of the dates shown, along with the length of the impairment period:

	March 31, 2024
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. Treasury securities	$—	$—	$48,189	$(1,223)	$48,189	$(1,223)
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	39,333	(383)	210,673	(36,195)	250,006	(36,578)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	2,946	(53)	180,728	(47,262)	183,674	(47,315)
Total	$42,279	$(436)	$439,590	$(84,680)	$481,869	$(85,116)

	December 31, 2023
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. Treasury securities	$—	$—	$48,334	$(1,004)	$48,334	$(1,004)
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	14,689	(72)	217,467	(34,480)	232,156	(34,552)
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	2,289	(37)	187,021	(45,359)	189,310	(45,396)
Total	$16,978	$(109)	$452,822	$(80,843)	$469,800	$(80,952)

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

The tables below summarize the credit quality indicators, by amortized cost, of held-to-maturity securities as of the dates shown:

	March 31, 2024	December 31, 2023
	AAA	AAA
U.S. Treasury securities	$49,412	$49,338
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	290,450	299,337
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	230,988	236,377
Total investment securities held-to-maturity	$570,850	$585,052

Certain securities are pledged as collateral for public deposits, securities sold under agreements to repurchase and to secure borrowing capacity at the FRB, if needed. The carrying value of held-to-maturity investment securities pledged as collateral totaled $543.2 million and $559.3 million at March 31, 2024 and December 31, 2023, respectively. The Company may also pledge held-to-maturity investment securities as collateral for FHLB advances. No held-to-maturity investment securities were pledged for this purpose at March 31, 2024 or December 31, 2023.

A summary of the held-to-maturity securities by maturity is shown in the following table as of March 31, 2024. Actual maturities of mortgage-backed securities may differ from scheduled maturities depending on the repayment characteristics and experience of the underlying financial instruments and are therefore not included in the table below.

	March 31, 2024
			Weighted
	Amortized Cost	Fair Value	Average Yield
U.S. Treasury securities
After one but within five years	$49,412	$48,189	3.14%

As of March 31, 2024 and December 31, 2023, AIR from held-to-maturity investment securities totaled $1.3 million and $1.0 million, respectively, and was included within other assets in the consolidated statements of financial condition.

Note 4 Non-marketable Securities

The carrying balance of non-marketable securities are summarized as follows as of the dates indicated:

	March 31, 2024	December 31, 2023
Federal Reserve Bank stock	$24,062	$24,062
Federal Home Loan Bank stock	779	16,828
Convertible preferred stock	24,415	25,000
Equity method investments	24,183	24,587
Total	$73,439	$90,477

Non-marketable securities included FRB stock, FHLB stock and other non-marketable securities. During the three months ended March 31, 2024, purchases of non-marketable securities totaled $10.3 million, and proceeds from non-marketable securities totaled $27.1 million. Purchases consisted primarily of FHLB stock, and proceeds consisted of redemptions of FHLB stock. Changes in the Company’s FHLB stock holdings were directly correlated to FHLB line of credit advances and paydowns. During the three months ended March 31, 2023, purchases of non-marketable securities totaled $35.9 million, and proceeds from non-marketable securities totaled $4.7 million.

FRB and FHLB stock

At March 31, 2024 and December 31, 2023, the Company held FRB stock and FHLB stock for regulatory or debt facility purposes. These are restricted securities which, lacking a market, are carried at cost. There have been no identified events or changes in circumstances that may have an adverse effect on the FRB and FHLB stock carried at cost.

Other non-marketable securities

Other non-marketable securities consist of equity method investments and convertible preferred stock without a readily determinable fair value. During the three months ended March 31, 2024 and 2023, the Company recorded net unrealized losses on equity method investments totaling $49.7 thousand and net unrealized gains on equity method investments totaling $0.2 million, respectively. These gains and losses were recorded in other non-interest income in the Company’s consolidated statements of operations. No impairments were recorded during the three months ended March 31, 2024 or 2023.

Note 5 Loans

The loan portfolio is comprised of loans originated by the Company and loans that were acquired in connection with the Company’s acquisitions.

The tables below show the loan portfolio composition including carrying value by segment as of the dates shown. The carrying value of loans is net of discounts, fees, costs and fair value marks of $33.3 million and $33.6 million as of March 31, 2024 and December 31, 2023, respectively.

	March 31, 2024
	Total loans	% of total
Commercial	$4,381,780	57.9%
Commercial real estate non-owner occupied	1,860,199	24.6%
Residential real estate	1,310,204	17.3%
Consumer	16,869	0.2%
Total	$7,569,052	100.0%

	December 31, 2023
	Total loans	% of total
Commercial	$4,499,035	58.4%
Commercial real estate non-owner occupied	1,856,750	24.1%
Residential real estate	1,323,787	17.2%
Consumer	19,186	0.3%
Total	$7,698,758	100.0%

Information about delinquent and non-accrual loans is shown in the following tables at March 31, 2024 and December 31, 2023:

	March 31, 2024
		Greater
	30-89 days	than 90 days		Total past
	past due and	past due and	Non-accrual	due and
	accruing	accruing	loans	non-accrual	Current	Total loans
Commercial:
Commercial and industrial	$499	$—	$8,817	$9,316	$1,900,544	$1,909,860
Municipal and non-profit	—	—	—	—	1,062,581	1,062,581
Owner occupied commercial real estate	49	—	752	801	1,108,988	1,109,789
Food and agribusiness	—	—	5,476	5,476	294,074	299,550
Total commercial	548	—	15,045	15,593	4,366,187	4,381,780
Commercial real estate non-owner occupied:
Construction	—	—	—	—	356,564	356,564
Acquisition/development	—	—	—	—	90,323	90,323
Multifamily	—	—	—	—	347,421	347,421
Non-owner occupied	572	—	13,472	14,044	1,051,847	1,065,891
Total commercial real estate and non-owner occupied	572	—	13,472	14,044	1,846,155	1,860,199
Residential real estate:
Senior lien	735	—	6,293	7,028	1,212,617	1,219,645
Junior lien	1,439	—	957	2,396	88,163	90,559
Total residential real estate	2,174	—	7,250	9,424	1,300,780	1,310,204
Consumer	201	1	50	252	16,617	16,869
Total loans	$3,495	$1	$35,817	$39,313	$7,529,739	$7,569,052

	March 31, 2024
	Non-accrual loans	Non-accrual loans
	with a related	with no related
	allowance for	allowance for	Non-accrual
	credit loss	credit loss	loans
Commercial:
Commercial and industrial	$8,756	$61	$8,817
Municipal and non-profit	—	—	—
Owner occupied commercial real estate	752	—	752
Food and agribusiness	4,890	586	5,476
Total commercial	14,398	647	15,045
Commercial real estate non-owner occupied:
Construction	—	—	—
Acquisition/development	—	—	—
Multifamily	—	—	—
Non-owner occupied	13,472	—	13,472
Total commercial real estate non-owner occupied	13,472	—	13,472
Residential real estate:
Senior lien	3,613	2,680	6,293
Junior lien	429	528	957
Total residential real estate	4,042	3,208	7,250
Consumer	50	—	50
Total loans	$31,962	$3,855	$35,817

	December 31, 2023
		Greater
	30-89 days	than 90 days		Total past
	past due and	past due and	Non-accrual	due and
	accruing	accruing	loans	non-accrual	Current	Total loans
Commercial:
Commercial and industrial	$9,179	$—	$2,250	$11,429	$1,955,480	$1,966,909
Municipal and non-profit	—	—	—	—	1,083,756	1,083,756
Owner occupied commercial real estate	—	—	755	755	1,123,018	1,123,773
Food and agribusiness	—	12	5,762	5,774	318,823	324,597
Total commercial	9,179	12	8,767	17,958	4,481,077	4,499,035
Commercial real estate non-owner occupied:
Construction	—	—	—	—	405,250	405,250
Acquisition/development	1,077	—	—	1,077	99,019	100,096
Multifamily	—	—	—	—	311,770	311,770
Non-owner occupied	60	—	13,472	13,532	1,026,102	1,039,634
Total commercial real estate and non-owner occupied	1,137	—	13,472	14,609	1,842,141	1,856,750
Residential real estate:
Senior lien	1,410	50	5,488	6,948	1,226,651	1,233,599
Junior lien	375	528	448	1,351	88,837	90,188
Total residential real estate	1,785	578	5,936	8,299	1,315,488	1,323,787
Consumer	131	1	53	185	19,001	19,186
Total loans	$12,232	$591	$28,228	$41,051	$7,657,707	$7,698,758

	December 31, 2023
	Non-accrual loans	Non-accrual loans
	with a related	with no related
	allowance for	allowance for	Non-accrual
	credit loss	credit loss	loans
Commercial:
Commercial and industrial	$2,250	$—	$2,250
Municipal and non-profit	—	—	—
Owner occupied commercial real estate	755	—	755
Food and agribusiness	5,176	586	5,762
Total commercial	8,181	586	8,767
Commercial real estate non-owner occupied:
Construction	—	—	—
Acquisition/development	—	—	—
Multifamily	—	—	—
Non-owner occupied	13,472	—	13,472
Total commercial real estate non-owner occupied	13,472	—	13,472
Residential real estate:
Senior lien	3,277	2,211	5,488
Junior lien	448	—	448
Total residential real estate	3,725	2,211	5,936
Consumer	53	—	53
Total loans	$25,431	$2,797	$28,228

Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. Loans to borrowers experiencing financial difficulties may be modified. Modified loans are discussed in more detail below. There was no interest income recognized from non-accrual loans during the three months ended March 31, 2024 or 2023.

The Company’s internal risk rating system uses a series of grades, which reflect our assessment of the credit quality of loans based on an analysis of the borrower's financial condition, liquidity and ability to meet contractual debt service requirements and are categorized as “Pass”, “Special mention”, “Substandard” and “Doubtful”. For a description of the general characteristics of the risk grades, refer to note 2 Summary of Significant Accounting Policies in our audited consolidated financial statements in our 2023 Annual Report on Form 10-K.

The amortized cost basis and current period gross charge offs for all loans as determined by the Company’s internal risk rating system and year of origination is shown in the following tables as of and for the three months ended March 31, 2024 and year ended December 31, 2023:

	March 31, 2024
							Revolving	Revolving
							loans	loans
	Origination year						amortized	converted
	2024	2023	2022	2021	2020	Prior	cost basis	to term	Total
Commercial:
Commercial and industrial:
Pass	$96,569	$335,134	$378,386	$269,460	$80,650	$141,401	$467,602	$11,284	$1,780,486
Special mention	900	6,390	27,376	31,292	11,208	2,335	21,194	1,244	101,939
Substandard	—	11,703	3,367	1,347	6,950	575	808	—	24,750
Doubtful	—	2,033	—	35	617	—	—	—	2,685
Total commercial and industrial	97,469	355,260	409,129	302,134	99,425	144,311	489,604	12,528	1,909,860
Gross charge-offs: Commercial and industrial	—	—	—	—	—	24	—	—	24
Municipal and non-profit:
Pass	4,593	144,702	141,468	245,572	79,289	411,316	33,607	—	1,060,547
Special mention	—	—	—	—	2,034	—	—	—	2,034
Total municipal and non-profit	4,593	144,702	141,468	245,572	81,323	411,316	33,607	—	1,062,581
Owner occupied commercial real estate:
Pass	21,089	230,577	262,466	172,534	97,300	245,581	13,586	270	1,043,403
Special mention	—	1,664	22,879	9,698	—	25,858	299	—	60,398
Substandard	—	—	515	2,378	—	2,587	—	—	5,480
Doubtful	—	—	6	—	—	502	—	—	508
Total owner occupied commercial real estate	21,089	232,241	285,866	184,610	97,300	274,528	13,885	270	1,109,789
Food and agribusiness:
Pass	2,518	11,712	72,805	12,532	9,174	43,007	133,071	477	285,296
Special mention	—	—	—	4,482	—	3,683	—	450	8,615
Substandard	—	—	—	586	—	178	1,587	—	2,351
Doubtful	—	—	—	—	—	—	3,288	—	3,288
Total food and agribusiness	2,518	11,712	72,805	17,600	9,174	46,868	137,946	927	299,550
Total commercial	125,669	743,915	909,268	749,916	287,222	877,023	675,042	13,725	4,381,780
Gross charge-offs: Commercial	—	—	—	—	—	24	—	—	24
Commercial real estate non-owner occupied:
Construction:
Pass	1,860	61,438	141,828	41,016	66,519	—	43,158	745	356,564
Total construction	1,860	61,438	141,828	41,016	66,519	—	43,158	745	356,564
Acquisition/development:
Pass	85	10,100	38,832	20,641	2,532	9,299	3,438	4,319	89,246
Special mention	—	—	1,077	—	—	—	—	—	1,077
Total acquisition/development	85	10,100	39,909	20,641	2,532	9,299	3,438	4,319	90,323
Multifamily:
Pass	9,033	16,455	117,430	104,263	16,872	70,794	832	—	335,679
Special mention	—	—	11,742	—	—	—	—	—	11,742
Total multifamily	9,033	16,455	129,172	104,263	16,872	70,794	832	—	347,421
Non-owner occupied
Pass	4,031	109,914	274,414	161,436	90,611	353,135	5,988	299	999,828
Special mention	—	—	9,181	1,820	20,363	6,246	—	—	37,610
Substandard	—	—	—	5,207	—	20,013	—	—	25,220
Doubtful	—	—	—	—	—	3,233	—	—	3,233
Total non-owner occupied	4,031	109,914	283,595	168,463	110,974	382,627	5,988	299	1,065,891
Total commercial real estate non-owner occupied	15,009	197,907	594,504	334,383	196,897	462,720	53,416	5,363	1,860,199
Residential real estate:
Senior lien
Pass	9,135	91,141	436,360	308,130	110,679	206,637	48,761	107	1,210,950
Special mention	—	—	745	—	—	505	—	—	1,250
Substandard	—	1,537	1,582	986	415	2,863	—	—	7,383
Doubtful	—	—	29	—	33	—	—	—	62
Total senior lien	9,135	92,678	438,716	309,116	111,127	210,005	48,761	107	1,219,645
Junior lien
Pass	795	5,916	4,367	1,768	2,117	6,871	63,514	4,183	89,531
Special mention	—	—	—	—	—	27	—	—	27
Substandard	—	—	146	236	297	322	—	—	1,001
Total junior lien	795	5,916	4,513	2,004	2,414	7,220	63,514	4,183	90,559
Total residential real estate	9,930	98,594	443,229	311,120	113,541	217,225	112,275	4,290	1,310,204
Consumer
Pass	976	5,235	2,512	1,890	835	440	4,884	47	16,819
Substandard	—	—	—	—	—	47	3	—	50
Total consumer	976	5,235	2,512	1,890	835	487	4,887	47	16,869
Gross charge-offs: Consumer	198	18	3	3	—	32	—	—	254
Total loans	$151,584	$1,045,651	$1,949,513	$1,397,309	$598,495	$1,557,455	$845,620	$23,425	$7,569,052
Gross charge-offs: Total loans	198	18	3	3	—	56	—	—	278

	December 31, 2023
							Revolving	Revolving
							loans	loans
	Origination year						amortized	converted
	2023	2022	2021	2020	2019	Prior	cost basis	to term	Total
Commercial:
Commercial and industrial:
Pass	$348,103	$396,618	$271,201	$87,234	$41,261	$106,711	$563,924	$31,620	$1,846,672
Special mention	4,775	12,259	31,895	20,340	2,202	683	18,344	3,470	93,968
Substandard	13,729	4,555	4,248	1,314	179	347	910	—	25,282
Doubtful	600	—	—	387	—	—	—	—	987
Total commercial and industrial	367,207	413,432	307,344	109,275	43,642	107,741	583,178	35,090	1,966,909
Gross charge-offs: Commercial and industrial	—	12	215	—	47	3	—	—	277
Municipal and non-profit:
Pass	139,591	140,626	246,088	82,590	53,460	389,867	31,534	—	1,083,756
Total municipal and non-profit	139,591	140,626	246,088	82,590	53,460	389,867	31,534	—	1,083,756
Owner occupied commercial real estate:
Pass	236,897	275,644	181,472	97,523	86,761	163,997	18,281	—	1,060,575
Special mention	2,074	19,191	7,808	—	2,650	27,653	—	—	59,376
Substandard	—	515	1,732	—	687	234	—	—	3,168
Doubtful	—	6	—	—	—	648	—	—	654
Total owner occupied commercial real estate	238,971	295,356	191,012	97,523	90,098	192,532	18,281	—	1,123,773
Food and agribusiness:
Pass	16,917	69,212	14,159	15,379	10,417	34,592	149,125	51	309,852
Special mention	—	—	4,646	—	—	3,724	450	—	8,820
Substandard	—	—	586	—	—	180	1,786	—	2,552
Doubtful	—	—	—	—	—	—	3,373	—	3,373
Total food and agribusiness	16,917	69,212	19,391	15,379	10,417	38,496	154,734	51	324,597
Total commercial	762,686	918,626	763,835	304,767	197,617	728,636	787,727	35,141	4,499,035
Gross charge-offs: Commercial	—	12	215	—	47	3	—	—	277
Commercial real estate non-owner occupied:
Construction:
Pass	43,385	190,826	59,477	63,486	1,006	—	47,070	—	405,250
Total construction	43,385	190,826	59,477	63,486	1,006	—	47,070	—	405,250
Acquisition/development:
Pass	13,228	39,000	21,011	5,992	597	8,814	7,416	2,961	99,019
Special mention	—	1,077	—	—	—	—	—	—	1,077
Total acquisition/development	13,228	40,077	21,011	5,992	597	8,814	7,416	2,961	100,096
Multifamily:
Pass	16,450	113,936	92,574	16,938	39,371	31,671	830	—	311,770
Total multifamily	16,450	113,936	92,574	16,938	39,371	31,671	830	—	311,770
Non-owner occupied
Pass	116,168	241,563	172,042	91,188	124,291	236,694	6,694	—	988,640
Special mention	—	—	—	21,268	3,876	2,489	—	—	27,633
Substandard	—	—	—	—	—	19,848	—	—	19,848
Doubtful	—	—	—	280	—	3,233	—	—	3,513
Total non-owner occupied	116,168	241,563	172,042	112,736	128,167	262,264	6,694	—	1,039,634
Total commercial real estate non-owner occupied	189,231	586,402	345,104	199,152	169,141	302,749	62,010	2,961	1,856,750
Residential real estate:
Senior lien
Pass	87,608	434,963	316,080	112,582	42,752	183,890	48,462	94	1,226,431
Special mention	—	—	—	—	—	515	—	—	515
Substandard	1,555	1,119	740	415	620	2,167	—	—	6,616
Doubtful	—	—	—	—	—	37	—	—	37
Total senior lien	89,163	436,082	316,820	112,997	43,372	186,609	48,462	94	1,233,599
Gross charge-offs: Senior lien	—	—	—	—	—	48	—	—	48
Junior lien
Pass	4,920	4,464	1,712	2,947	2,270	4,729	66,441	684	88,167
Special mention	—	—	—	—	—	27	249	—	276
Substandard	263	149	236	758	—	339	—	—	1,745
Total junior lien	5,183	4,613	1,948	3,705	2,270	5,095	66,690	684	90,188
Total residential real estate	94,346	440,695	318,768	116,702	45,642	191,704	115,152	778	1,323,787
Gross charge-offs: Residential real estate	—	—	—	—	—	48	—	—	48
Consumer
Pass	5,945	3,330	2,233	997	244	410	5,947	27	19,133
Substandard	—	—	—	—	—	50	3	—	53
Total consumer	5,945	3,330	2,233	997	244	460	5,950	27	19,186
Gross charge-offs: Consumer	1,225	13	1	2	1	8	—	—	1,250
Total loans	$1,052,208	$1,949,053	$1,429,940	$621,618	$412,644	$1,223,549	$970,839	$38,907	$7,698,758
Gross charge-offs: Total loans	1,225	25	216	2	48	59	—	—	1,575

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

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. Management individually evaluates collateral-dependent loans with an amortized cost basis of $250 thousand or more and includes collateral-dependent loans less than $250 thousand within the general allowance population. The amortized cost basis of collateral-dependent loans over $250 thousand was as follows at March 31, 2024 and December 31, 2023:

	March 31, 2024
			Total amortized
	Real property	Business assets	cost basis
Commercial
Commercial and industrial	$2,905	$5,882	$8,787
Owner-occupied commercial real estate	1,872	—	1,872
Food and agribusiness	586	4,875	5,461
Total Commercial	5,363	10,757	16,120
Commercial real estate non owner-occupied
Non-owner occupied	18,770	—	18,770
Total commercial real estate non owner-occupied	18,770	—	18,770
Residential real estate
Senior lien	3,565	—	3,565
Junior lien	421	108	529
Total residential real estate	3,986	108	4,094
Total loans	$28,119	$10,865	$38,984

	December 31, 2023
			Total amortized
	Real property	Business assets	cost basis
Commercial
Commercial and industrial	$1,946	$220	$2,166
Owner-occupied commercial real estate	1,883	—	1,883
Food and agribusiness	586	5,159	5,745
Total Commercial	4,415	5,379	9,794
Commercial real estate non owner-occupied
Non-owner occupied	19,993	—	19,993
Total commercial real estate non owner-occupied	19,993	—	19,993
Residential real estate
Senior lien	2,661	—	2,661
Total residential real estate	2,661	—	2,661
Total loans	$27,069	$5,379	$32,448

Loan modifications

The Company’s policy is to review each prospective credit to determine the appropriateness and the adequacy of security or collateral prior to making a loan. In the event of borrower default, the Company seeks recovery in compliance with lending laws, the respective loan agreements, and credit monitoring and remediation procedures that may include modifying a loan to provide a concession by the Company to the borrower from their original terms due to borrower financial difficulties in order to facilitate repayment. The Company considers loans to borrowers experiencing financial difficulties, where such a concession is utilized, to be troubled debt modifications (“TDM”). TDMs may include principal forgiveness, interest rate reductions, other-than-insignificant-payment delays, term extensions or any combination thereof.

The following schedules present, by loan class, the amortized costs basis as of the dates shown for modified loans to borrowers experiencing financial difficulty:

	March 31, 2024
					Combination - interest rate		Combination - term extension
	Term extension		Payment delay		reduction and term extension		and payment delay
	Amortized	% of loan	Amortized	% of loan	Amortized	% of loan	Amortized	% of loan
	cost basis	class	cost basis	class	cost basis	class	cost basis	class
Commercial:
Commercial and industrial	$—	0.0%	$8,561	0.4%	$—	0.0%	$—	0.0%
Owner occupied commercial real estate	—	0.0%	1,664	0.1%	—	0.0%	—	0.0%
Total commercial	—	0.0%	10,225	0.2%	—	0.0%	—	0.0%
Commercial real estate non-owner occupied:
Non-owner occupied	18,770	1.8%	—	0.0%	—	0.0%	—	0.0%
Total commercial real estate non-owner occupied	18,770	1.0%	—	0.0%	—	0.0%	—	0.0%
Residential real estate:
Senior lien	—	0.0%	869	0.1%	651	0.1%	382	0.0%
Total residential real estate	—	0.0%	869	0.1%	651	0.0%	382	0.0%
Total loans	$18,770	0.2%	$11,094	0.1%	$651	0.0%	$382	0.0%

	March 31, 2023

	Term extension		Payment delay
	Amortized	% of loan	Amortized	% of loan
	cost basis	class	cost basis	class
Commercial:
Commercial and industrial	$—	0.0%	$154	0.0%
Owner occupied commercial real estate	—	0.0%	116	0.0%
Total commercial	—	0.0%	270	0.0%
Residential real estate:
Senior lien	4,000	0.3%	—	0.0%
Total residential real estate	4,000	0.3%	—	0.0%
Total loans	$4,000	0.1%	$270	0.0%

The following schedules present, by loan class, the payment status of loans that have been modified in the last twelve months as of the dates presented on an amortized cost basis:

	March 31, 2024

	Current	Non-accrual
Commercial:
Commercial and industrial	$3,129	$5,354
Owner occupied commercial real estate	1,664	—
Total commercial	4,793	5,354
Commercial real estate non-owner occupied:
Non-owner occupied	5,298	13,472
Total commercial real estate non-owner occupied	5,298	13,472
Residential real estate:
Senior lien	651	1,251
Total loans	$10,742	$20,077

	March 31, 2023
	Current	Non-accrual
Commercial:
Commercial and industrial	$154	$—
Owner occupied commercial real estate	—	116
Total commercial	154	116
Residential real estate:
Senior lien	4,000	—
Total residential real estate	4,000	—
Total loans	$4,154	$116

Accrual of interest is resumed on loans that were previously on non-accrual only after the loan has performed sufficiently for a period of time. The Company had four TDMs with an amortized cost totaling $18.8 million that were modified within the past twelve months, utilizing a term extension and payment delays, that defaulted on their modified terms during the 12 months ended March 31, 2024. During the three months ended March 31, 2023, the Company had no TDMs that were modified within the preceding twelve months that defaulted on their modified terms. For purposes of this disclosure, the Company considers “default” to mean 90 days or more past due on principal or interest. The allowance for credit losses related to TDMs on non-accrual status is determined by individual evaluation, including collateral adequacy, using the same process as loans on non-accrual status which are not classified as TDMs.

The following schedules present the financial effect of the modifications made to borrowers experiencing financial difficulty as of March 31, 2024 and 2023:

March 31, 2024
Financial effect
	Term extension	Payment delay	Combination - Interest Rate Reduction and Term Extension	Combination - Term Extension and Payment Delay
Commercial:
Commercial and industrial		Delayed payments for a weighted average of 0.5 years
Owner occupied commercial real estate		Delayed payments for a weighted average of 0.5 years
Commercial real estate non-owner occupied:
Non-owner occupied	Extended a weighted average of 0.3 years to the life of loans, which reduced monthly payment amounts
Residential real estate:
Senior lien		Delayed payments for a weighted average of 0.3 years	Reduced weighted average contractual interest rate by 2.5% and renewed with a weighted average life of 30 years, which reduced monthly payment amounts	Added weighted average of 0.7 years to the life of loans, which reduced monthly payment amounts and delayed payments for a weighted average of 0.7 years

March 31, 2023
Financial effect
	Term extension	Payment delay
Commercial:
Commercial and industrial		Delayed payments for a weighted average of 0.2 years
Owner occupied commercial real estate		Delayed payments for a weighted average of 0.5 years
Residential real estate:
Senior lien	Extended a weighted average 0.5 years to the life of loans, which reduced monthly payment amounts

Note 6 Allowance for Credit Losses

The tables below detail the Company’s allowance for credit losses as of the dates shown:

	Three months ended March 31, 2024
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$45,304	$32,665	$19,550	$428	$97,947
Charge-offs	(24)	—	—	(254)	(278)
Recoveries	116	—	6	66	188
Provision expense (release) for credit losses	919	(1,827)	544	114	(250)
Ending balance	$46,315	$30,838	$20,100	$354	$97,607

	Three months ended March 31, 2023
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$37,608	$32,050	$19,306	$589	$89,553
Charge-offs	—	—	—	(325)	(325)
Recoveries	41	1	7	16	65
Provision (release) expense for credit losses	(254)	839	261	204	1,050
Ending balance	$37,395	$32,890	$19,574	$484	$90,343

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

Net charge-offs on loans during the three months ended March 31, 2024 were $0.1 million. The Company recorded a decrease in the allowance for credit losses of $0.3 million during the three months ended March 31, 2024. Net charge-offs on loans during the three months ended March 31, 2023 were $0.3 million. The Company recorded an increase in the allowance for credit losses of $1.1 million during the three months ended March 31, 2023.

The Company has elected to exclude AIR from the allowance for credit losses calculation. As of March 31, 2024 and December 31, 2023, AIR from loans totaled $45.9 million and $42.4 million, respectively.

Note 7 Other Real Estate Owned

A summary of the activity in other real estate owned (“OREO”) during the three months ended March 31, 2024 and 2023 is as follows:

	For the three months ended March 31,
	2024	2023
Beginning balance	$4,088	$3,731
Impairments	—	(13)
Sales	(24)	(260)
Ending balance	$4,064	$3,458

During the three months ended March 31, 2024 and 2023, the Company sold OREO properties with net book balances of $24 thousand and $0.3 million, respectively. Sales of OREO properties resulted in net OREO losses of $2 thousand and $11 thousand, which were included within other non-interest expense in the consolidated statements of operations for the three months ended March 31, 2024 and 2023, respectively.

Note 8 Goodwill and Intangible Assets

Goodwill and other intangible assets

In connection with our acquisitions, the Company’s goodwill was $306.0 million as of March 31, 2024. Goodwill is measured as the excess of the fair value of consideration paid over the fair value of net assets acquired. No goodwill impairment was recorded during the three months ended March 31, 2024 or the year ended December 31, 2023.

The gross carrying amount of other intangible assets and the associated accumulated amortization at March 31, 2024 and December 31, 2023, are presented as follows:

	March 31, 2024			December 31, 2023
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
Core deposit intangible	$91,566	$(51,425)	$40,141	$91,566	$(50,095)	$41,471
Customer relationship intangible	17,000	(2,430)	14,570	17,000	(1,867)	15,133
Internally developed technology	2,300	(345)	1,955	2,300	(230)	2,070
Total	$110,866	$(54,200)	$56,666	$110,866	$(52,192)	$58,674

The Company is amortizing intangibles from acquisitions over a weighted average period of 9.8 years from the date of the respective acquisitions. The core deposit and customer relationship intangibles are being amortized over a weighted average period of 10 years, and the internally developed technology intangible is being amortized over a weighted average period of five years. The Company recognized other intangible assets amortization expense of $2.0 million and $1.4 million during the three months ended March 31, 2024 and 2023, respectively.

The following table shows the estimated future amortization expense during the next five years for other intangible assets as of March 31, 2024:

Years ending December 31,	Amount
For the nine months ending December 31, 2024	$5,901
For the year ending December 31, 2025	7,786
For the year ending December 31, 2026	7,664
For the year ending December 31, 2027	7,542
For the year ending December 31, 2028	6,142

Servicing Rights

Mortgage servicing rights

Mortgage servicing rights (“MSRs”) represent rights to service loans originated by the Company and sold to government-sponsored enterprises including FHLMC, FNMA, GNMA and FHLB and are included in other assets in the consolidated statements of financial condition. Mortgage loans serviced for others were $0.9 billion and $0.8 billion at March 31, 2024 and 2023, respectively.

Below are the changes in the MSRs for the periods presented:

	For the three months ended March 31,
	2024	2023
Beginning balance	$4,911	$9,162
Originations	115	274
Amortization	(114)	(119)
Ending balance	4,912	9,317
Fair value of mortgage servicing rights	$7,523	$13,321

The fair value of MSRs was determined based upon a discounted cash flow analysis. The cash flow analysis included assumptions for discount rates and prepayment speeds. Discount rates ranged from 10.0% to 10.5%, and the constant prepayment speed ranged from 6.2% to 13.3% for the March 31, 2024 valuation. Discount rates ranged from 10.0% to 10.5%, and the constant prepayment speed ranged from 7.9% to 18.2% for the March 31, 2023 valuation. Included in mortgage banking income in the consolidated statements of operations was servicing income of $0.4 million and $0.5 million for the three months ended March 31, 2024 and 2023, respectively.

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

The following table shows the estimated future amortization expense during the next five years for the MSRs as of March 31, 2024:

Years ending December 31,	Amount
For the nine months ending December 31, 2024	$411
For the year ending December 31, 2025	502
For the year ending December 31, 2026	446
For the year ending December 31, 2027	396
For the year ending December 31, 2028	352

SBA servicing asset

The SBA servicing asset represents the value associated with servicing small business real estate loans that have been sold to outside investors with servicing retained. The SBA servicing asset is evaluated and impairment is recognized to the extent fair value is less than the carrying amount. The Company evaluates impairment by stratifying the SBA servicing asset based on the predominant risk characteristics of the underlying loans, including loan type and loan term. The Company is amortizing the SBA servicing asset in proportion to and over the period of the estimated net servicing income of the underlying loans. The Company serviced $112.2 million and $108.8 million of SBA loans that have been sold into the secondary market, as of March 31, 2024 and December 31, 2023, respectively. For the three months ended March 31, 2024 and 2023, the Company recognized SBA servicing asset fee income of $0.1 million and $0.4 million, respectively.

Below are the changes in the SBA servicing asset for the periods presented:

	For the three months ended March 31,
	2024	2023
Beginning balance	$2,440	$2,666
Originations	266	129
Disposals	(102)	(210)
Recovery	104	54
Amortization	(74)	(35)
Ending balance	2,634	2,604
Fair value of SBA servicing asset	$2,634	$2,604

The Company uses assumptions and estimates in determining the fair value of SBA loan servicing rights. These assumptions include prepayment speeds, discount rates, and other assumptions. The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge. For the three months ended March 31, 2024 and 2023, the key assumptions used to determine the fair value of the Company’s SBA loan servicing rights included weighted average lifetime constant prepayment rates equal to 15.75% and 12.40%, respectively, and weighted average discount rates equal to 10.16% and 13.34%, respectively.

Note 9 Borrowings

Borrowings consist of securities sold under agreements to repurchase, long-term debt and FHLB advances.

Securities sold under agreements to repurchase

The Company enters into repurchase agreements to facilitate the needs of its clients. As of March 31, 2024 and December 31, 2023, the Company sold securities under agreements to repurchase totaling $19.6 million for both periods. The Company pledged mortgage-backed securities with a fair value of approximately $30.1 million and $30.4 million as of March 31, 2024 and December 31, 2023, respectively, for these agreements. The Company monitors collateral levels on a continuous basis and may be required to provide additional collateral based on the fair value of the underlying securities. As of March 31, 2024 and December 31, 2023, the Company had $10.4 million and $10.8 million, respectively, of excess collateral pledged for repurchase agreements.

Federal Home Loan Bank advances

As a member of the FHLB, the Banks have access to a line of credit and term financing from the FHLB with total available credit of $1.8 billion at March 31, 2024. The Company may utilize the FHLB line of credit as a funding mechanism for originated loans and loans held for sale. At March 31, 2024, the Banks had no outstanding borrowings with the FHLB. At December 31, 2023, the Banks had $340.0 million of outstanding borrowings with the FHLB. The Banks may pledge investment securities and loans as collateral for FHLB advances. There were no investment securities pledged for FHLB advances at March 31, 2024 or December 31, 2023. Loans pledged were $2.5 billion and $2.6 billion at March 31, 2024 and December 31, 2023, respectively. The Company incurred $3.2 million and $7.1 million of interest expense related to FHLB advances and other short-term borrowings for the three months ended March 31, 2024 and 2023, respectively.

Long-term debt

The Company holds a subordinated note purchase agreement to issue and sell a fixed-to-floating rate note totaling $40.0 million. The balance on the note at March 31, 2024 and December 31, 2023, net of long-term debt issuance costs totaling $0.3 million, totaled $39.7 million. Interest expense totaling $0.3 million and $0.3 million was recorded in the consolidated statements of operations during the three months ended March 31, 2024 and 2023, respectively.

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

As part of the acquisition of Bank of Jackson Hole (“BOJH”) on October 1, 2022, the Company assumed three subordinated note purchase agreements to issue and sell fixed-to-floating rate notes totaling $15.0 million. The balance on the notes at March 31, 2024, net of the fair value adjustment from the acquisition totaling $0.4 million, totaled $14.6 million. At December 31, 2023, the balance on the notes, net of the fair value adjustment from the acquisition totaling $0.5 million, totaled $14.5 million. Interest expense related to the notes totaling $0.1 million and $0.1 million was recorded in the consolidated statements of operations during the three months ended March 31, 2024 and 2023, respectively.

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

Under the Basel III requirements, at March 31, 2024 and December 31, 2023, the Company and the Banks met all capital requirements, including the capital conservation buffer of 2.5%. The Company and the Banks had regulatory capital ratios in excess of the levels established for well-capitalized institutions, as detailed in the tables below.

	March 31, 2024
			Required to be		Required to be
			well capitalized under		considered
			prompt corrective		adequately
	Actual		action provisions		capitalized(1)
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio:
Consolidated	10.0%	$963,724	N/A	N/A	4.0%	$385,713
NBH Bank	9.0%	863,422	5.0%	$480,318	4.0%	384,254
Bank of Jackson Hole Trust	30.4%	11,817	5.0%	1,946	4.0%	1,557
Common equity tier 1 risk based capital:
Consolidated	12.4%	$963,724	N/A	N/A	7.0%	$546,078
NBH Bank	11.1%	863,422	6.5%	$504,635	7.0%	543,453
Bank of Jackson Hole Trust	71.2%	11,817	6.5%	1,079	7.0%	1,162
Tier 1 risk based capital ratio:
Consolidated	12.4%	$963,724	N/A	N/A	8.5%	$663,095
NBH Bank	11.1%	863,422	8.0%	$621,089	8.5%	659,907
Bank of Jackson Hole Trust	71.2%	11,817	8.0%	1,328	8.5%	1,411
Total risk based capital ratio:
Consolidated	14.3%	$1,115,783	N/A	N/A	10.5%	$819,117
NBH Bank	12.4%	960,480	10.0%	$776,361	10.5%	815,179
Bank of Jackson Hole Trust	71.2%	11,819	10.0%	1,660	10.5%	1,743

	December 31, 2023
			Required to be		Required to be
			well capitalized under		considered
			prompt corrective		adequately
	Actual		action provisions		capitalized(1)
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio:
Consolidated	9.7%	$941,369	N/A	N/A	4.0%	$386,775
NBH Bank	8.9%	856,243	5.0%	$481,685	4.0%	385,348
Bank of Jackson Hole Trust	30.0%	11,609	5.0%	1,936	4.0%	1,549
Common equity tier 1 risk based capital:
Consolidated	11.9%	$941,369	N/A	N/A	7.0%	$554,325
NBH Bank	10.9%	856,243	6.5%	$512,408	7.0%	551,824
Bank of Jackson Hole Trust	71.2%	11,609	6.5%	1,059	7.0%	1,141
Tier 1 risk based capital ratio:
Consolidated	11.9%	$941,369	N/A	N/A	8.5%	$673,109
NBH Bank	10.9%	856,243	8.0%	$630,656	8.5%	670,072
Bank of Jackson Hole Trust	71.2%	11,609	8.0%	1,304	8.5%	1,385
Total risk based capital ratio:
Consolidated	13.8%	$1,092,800	N/A	N/A	10.5%	$831,487
NBH Bank	12.1%	952,674	10.0%	$788,319	10.5%	827,735
Bank of Jackson Hole Trust	71.2%	11,609	10.0%	1,629	10.5%	1,711

(1)	Includes the capital conservation buffer of 2.5%.

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

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, and non-interest expense in-scope of Topic 606 for the three months ended March 31, 2024 and 2023.

	For the three months ended March 31,
	2024	2023
Non-interest income
In-scope of Topic 606:
Service charges and other account-related fees	$5,283	$4,927
Bank card fees	4,578	4,637
Other non-interest income	1,147	508
Non-interest income (in-scope of Topic 606)	11,008	10,072
Non-interest income (out-of-scope of Topic 606)	6,686	4,593
Total non-interest income	$17,694	$14,665
Non-interest expense
In-scope of Topic 606:
Other non-interest expense	$(2)	$(11)
Total revenue in-scope of Topic 606	$11,006	$10,061

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

As of March 31, 2024, the aggregate number of Class A common stock available for issuance under the 2023 Plan is 1,185,202 shares. Any shares that are subject to stock options or stock appreciation rights under the 2023 Plan will be counted against the amount available for issuance as one share for every one share granted, and any shares that are subject to awards under the 2023 Plan other than stock options or stock appreciation rights will be counted against the amount available for issuance as one share for every one share granted. The 2023 Plan provides for recycling of shares from both the Prior Plan and the 2023 Plan, the terms of which are further described in the Company's Proxy Statement for its 2023 Annual Meeting of Shareholders. Upon an option exercise, it is the Company’s policy to issue shares from treasury stock.

To date, the Company has issued stock options, restricted stock and performance stock units under the plans. The Compensation Committee sets the option exercise price at the time of grant, but in no case is the exercise price less than the fair market value of a share of stock at the date of grant.

Stock options

The Company issues stock options, which are primarily time-vesting with 1/3 vesting on each of the first, second and third anniversary of the date of grant or date of hire. The expense associated with the awarded stock options was measured at fair value using a Black-Scholes option-pricing model. The outstanding option awards vest on a graded basis over 1-3 years of continuous service and have 10-year contractual terms.

The Company issued stock options in accordance with the 2023 Plan. The following table summarizes stock option activity for the three months ended March 31, 2024:

			Weighted
			average
		Weighted	remaining
		average	contractual	Aggregate
		exercise	term in	intrinsic
	Options	price	years	value
Outstanding at December 31, 2023	755,546	$30.95	5.79	$5,270
Granted	—	—
Exercised	(2,000)	18.92
Forfeited	(4,423)	38.01
Outstanding at March 31, 2024	749,123	30.94	5.52	4,557
Options exercisable at March 31, 2024	570,571	29.15	4.60	4,290
Options vested and expected to vest	737,479	30.86	5.47	4,534

Stock option expense is a component of salaries and benefits in the consolidated statements of operations and totaled $0.1 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively. At March 31, 2024, there was $0.4 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. The cost is expected to be recognized over a weighted average period of 1.8 years.

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

In establishing PSU components during 2021, the Compensation Committee determined the EPS target portion of the award would not be an effective metric in light of economic uncertainty surrounding COVID-19. Consequently, the Compensation Committee granted an award based upon a relative return on tangible assets (“ROTA”). Annually, the Company’s ROTA is compared to the respective ROTA of companies comprising the KBW Regional Index. At the end of the measurement period, the Company’s ranking will be averaged to determine the shares awarded. The fair value of the ROTA award was determined based on the closing stock price of the Company’s common stock on the grant date.

The weighted-average grant date fair value per unit for the EPS target portion and the TSR target portion granted during 2023 was $33.46 and $27.06, respectively. The initial weighted-average performance price for the TSR target portion granted during 2023 was $42.37. During the three months ended March 31, 2024, the Company canceled 5,707 units due to final performance results related to performance stock units granted on April 1, 2021.

The following table summarizes restricted stock and performance stock unit activity during the three months ended March 31, 2024:

		Weighted		Weighted
	Restricted	average grant-	Performance	average grant-
	stock shares	date fair value	stock units	date fair value
Unvested at December 31, 2023	240,584	$34.47	171,782	$34.56
Granted	—	—	—	—
Adjustment due to performance	—	—	(5,707)	33.11
Vested	—	—	(15,433)	33.11
Forfeited	(2,922)	36.85	(2,104)	33.45
Unvested at March 31, 2024	237,662	$34.44	148,538	$34.79

As of March 31, 2024, the total unrecognized compensation cost related to the non-vested restricted stock awards and performance stock units totaled $3.4 million and $2.3 million, respectively, and is expected to be recognized over a weighted average period of approximately 1.9 years and 1.6 years, respectively. Expense related to non-vested restricted stock awards totaled $1.0 million and $0.9 million during the three months ended March 31, 2024 and 2023, respectively. Expense related to non-vested performance stock units totaled $0.5 million and $0.4 million during the three months ended March 31, 2024 and 2023, respectively. Expense related to non-vested restricted stock awards and units is a component of salaries and benefits in the Company’s consolidated statements of operations.

Employee stock purchase plan

The 2014 Employee Stock Purchase Plan (“ESPP”) is intended to be a qualified plan within the meaning of Section 423 of the Internal Revenue Code of 1986 and allows eligible employees to purchase shares of common stock up to a limit of $25,000 per calendar year and 2,000 shares per offering period. The price an employee pays for shares is 90.0% of the fair market value of Company common stock on the last day of the offering period. The offering periods are the six-month periods commencing on March 1 and September 1 of each year and ending on August 31 and February 28 (or February 29 in the case of a leap year) of each year. There are no vesting or other restrictions on the stock purchased by employees under the ESPP. Under the ESPP, the total number of shares of common stock reserved for issuance totaled 400,000 shares, of which 224,299 was available for issuance at March 31, 2024.

Under the ESPP, employees purchased 11,620 shares and 9,741 shares during the three months ended March 31, 2024 and 2023, respectively.

Note 13 Common Stock

The Company had 37,806,148 and 37,784,851 shares of Class A common stock outstanding at March 31, 2024 and December 31, 2023, respectively. Additionally, the Company had 237,662 and 240,584 shares outstanding at March 31, 2024 and December 31, 2023, respectively, of restricted Class A common stock issued but not yet vested under the 2014 Omnibus Incentive Plan that are not included in shares outstanding until such time that they are vested; however, these shares do have voting and certain dividend rights during the vesting period.

On May 9, 2023, the Company’s Board of Directors authorized a program to repurchase up to $50.0 million of the Company’s stock from time to time in either the open market or through privately negotiated transactions. The remaining authorization under the current program as of March 31, 2024 was $50.0 million.

Note 14 Earnings Per Share

The Company calculates earnings per share under the two-class method, as certain non-vested share awards contain non-forfeitable rights to dividends. As such, these awards are considered securities that participate in the earnings of the Company. Non-vested shares are discussed further in note 12.

The Company had 37,806,148 and 37,641,381 shares of Class A common stock outstanding as of March 31, 2024 and 2023, respectively, exclusive of issued non-vested restricted shares. Certain stock options and non-vested restricted shares are potentially dilutive securities, but are not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive for the three months ended March 31, 2024 and 2023.

The following table illustrates the computation of basic and diluted earnings per share for the three months ended March 31, 2024 and 2023:

	For the three months ended
	March 31, 2024	March 31, 2023
Net income	$31,391	$40,283
Less: income allocated to participating securities	(64)	(42)
Income allocated to common shareholders	$31,327	$40,241
Weighted average shares outstanding for basic earnings per common share	38,031,358	37,785,488
Dilutive effect of equity awards	157,122	289,485
Weighted average shares outstanding for diluted earnings per common share	38,188,480	38,074,973
Basic earnings per share	$0.82	$1.06
Diluted earnings per share	0.82	1.06

The Company had 749,123 and 715,188 outstanding stock options to purchase common stock at weighted average exercise prices of $30.94 and $29.82 per share at March 31, 2024 and 2023, respectively, which have time-vesting criteria, and as such, any dilution is derived only for the time frame in which the vesting criteria had been met and where the inclusion of those stock options is dilutive. The Company had 386,200 and 296,853 unvested restricted shares and performance stock units issued as of March 31, 2024 and 2023, respectively, which have performance, market and/or time-vesting criteria, and as such, any dilution is derived only for the time frame in which the vesting criteria had been met and where the inclusion of those restricted shares and units is dilutive.

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

Fair values of derivative instruments on the balance sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the consolidated statements of financial condition as of March 31, 2024 and December 31, 2023. Information about the valuation methods used to measure fair value is provided in note 17.

		Asset derivatives fair value			Liability derivatives fair value
	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
	location	2024	2023	Location	2024	2023
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$32,559	$28,928	Other liabilities	$2,984	$3,400
Total derivatives designated as hedging instruments		$32,559	$28,928		$2,984	$3,400

Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$9,477	$8,480	Other liabilities	$9,714	$8,484
Interest rate lock commitments	Other assets	525	287	Other liabilities	—	5
Forward contracts	Other assets	2	—	Other liabilities	68	110
Total derivatives not designated as hedging instruments		$10,004	$8,767		$9,782	$8,599

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

For derivatives that qualify and are designated as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest income in the same periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis. The earnings recognition of excluded components is included in interest income. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest income as interest payments are received on the Company’s variable-rate assets. As of March 31, 2024, the Company had cash flow hedges with a notional amount of $200.0 million. The Company expects to reclassify $1.8 million from accumulated other comprehensive (loss) income (“AOCI”) as a reduction to interest income during the next 12 months.

Fair value hedges

Interest rate swaps designated as fair value hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of March 31, 2024, the Company had interest rate swaps with a notional amount of $352.5 million, which were designated as fair value hedges of interest rate risk. As of December 31, 2023, the Company had interest rate swaps with a notional amount of $351.0 million that were designated as fair value hedges. These interest rate swaps were associated with $472.1 million and $469.4 million of the Company’s fixed-rate loans as of March 31, 2024 and December 31, 2023, respectively, before a gain of $29.1 million and $22.6 million from the fair value hedge adjustment in the carrying amount. The gain is included in loans receivable on the statements of financial condition as of March 31, 2024 and December 31, 2023, respectively. Fair value hedge adjustments included basis adjustments on terminated positions to be amortized through the contractual maturity date of each respective hedged item. Excluding those terminated positions, the fair value hedge adjustments consisted of gains totaling $32.1 million and $25.7 million as of March 31, 2024 and December 31, 2023, respectively.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives.

Non-designated hedges

Derivatives not designated as hedges are not speculative and consist of interest rate swaps with commercial banking clients that facilitate their respective risk management strategies. Interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the client swaps and the offsetting swaps are recognized directly in earnings. As of March 31, 2024 and December 31, 2023, the Company had matched interest rate swap transactions with an aggregate notional amount of $530.8 million and $464.9 million, respectively, related to this program. Derivative fee income from non-designated hedges totaled $0.9 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively.

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

The Company had interest rate lock commitments with a notional value of $29.7 million and forward contracts with a notional value of $30.0 million at March 31, 2024. At December 31, 2023, the Company had interest rate lock commitments with a notional value of $13.8 million and forward contracts with a notional value of $17.7 million.

Effect of derivative instruments on the consolidated statements of operations and accumulated other comprehensive income

The tables below present the effect of the Company’s derivative financial instruments in the consolidated statements of operations for the three months ended March 31, 2024 and 2023:

	Location of gain (loss)	Amount of gain (loss) recognized in income on derivatives
Derivatives in fair value	recognized in income on	For the three months ended March 31,
hedging relationships	derivatives	2024	2023
Interest rate products	Interest and fees on loans	$8,580	$(5,491)

	Location of gain (loss)	Amount of (loss) gain recognized in income on hedged items
	recognized in income on	For the three months ended March 31,
Hedged items	hedged items	2024	2023
Interest rate products	Interest and fees on loans	$(6,548)	$7,310

	Location of gain (loss)	Amount of (loss) gain recognized in income on derivatives
Derivatives not designated	recognized in income on	For the three months ended March 31,
as hedging instruments	derivatives	2024	2023
Interest rate products	Other non-interest expense	$(232)	$(6)
Interest rate lock commitments	Mortgage banking income	332	640
Forward contracts	Mortgage banking income	44	(344)
Total		$144	$290

The table below presents the effect of cash flow hedge accounting on AOCI as of the dates presented.

	For the three months ended March 31, 2024
	Loss recognized in OCI on derivatives	Loss recognized in OCI included component	Loss recognized in OCI excluded component	Location of loss recognized from AOCI into income	Loss reclassified from AOCI into income	Loss reclassified from AOCI into income included component	Loss reclassified from AOCI into income excluded component
Derivatives in cash flow hedging relationships:
Interest rate products	$(1,427,601)	$(1,002,237)	$(425,364)	Interest income	$(512,826)	$(395,034)	$(117,792)

	For the three months ended March 31, 2023
	Gain recognized in OCI on derivatives	Gain recognized in OCI included component	Gain recognized in OCI excluded component	Location of loss recognized from AOCI into income	Loss reclassified from AOCI into income	Loss reclassified from AOCI into income included component	Loss reclassified from AOCI into income excluded component
Derivatives in cash flow hedging relationships:
Interest rate products	$616	$399	$217	Interest income	$(262)	$(162)	$(100)

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

As of March 31, 2024, the termination value of derivatives in a net liability position related to these agreements was zero. The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and as of March 31, 2024, the Company had met these thresholds. If the Company had breached any of these provisions at March 31, 2024, it could have been required to settle its obligations under the agreements at the termination value.

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

Total unfunded commitments at March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024	December 31, 2023
Commitments to fund loans	$706,637	$724,928
Credit card lines of credit	4,467	6,278
Unfunded commitments under lines of credit	840,932	890,530
Commercial and standby letters of credit	11,681	13,029
Total unfunded commitments	$1,563,717	$1,634,765

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

Contingencies

Mortgage loans sold to investors may be subject to repurchase or indemnification in the event of specific default by the borrower or subsequent discovery that underwriting standards were not met. The Company established a reserve liability for expected losses related to these representations and warranties based upon management’s evaluation of actual and historic loss history, delinquency trends or other documentation or deficiency findings in the portfolio and economic conditions. Charges against the reserve during the three months ended March 31, 2024 and 2023 totaling $26 thousand and $46 thousand, respectively, were primarily driven by early payoffs. The Company recorded a repurchase reserve included in other liabilities in the consolidated statements of financial condition totaling $1.2 million for both March 31, 2024 and December 31, 2023.

The following table summarizes mortgage repurchase reserve activity for the periods presented:

	For the three months ended March 31,
	2024	2023
Beginning balance	$1,198	$1,725
Provision released from operating expense, net	—	(34)
Charge-offs	(26)	(46)
Ending balance	$1,172	$1,645

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

Changes in the valuation inputs used for measuring the fair value of financial instruments may occur due to changes in current market conditions or other factors. Such changes may necessitate a transfer of the financial instruments to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfer occurs. During the three months ended March 31, 2024 and 2023, there were no transfers of financial instruments between the hierarchy levels.

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

Mortgage banking derivatives—The Company relies on a third-party pricing service to value its mortgage banking derivative financial assets and liabilities, which the Company classifies as a level 3 valuation. The external valuation model to estimate the fair value of its interest rate lock commitments to originate residential mortgage loans held for sale includes grouping the interest rate lock commitments by interest rate and terms, applying an average 85.0% estimated pull-through rate based on historical experience, and then multiplying by quoted investor prices determined to be reasonably applicable to the loan commitment groups based on interest rate, terms, and rate lock expiration dates of the loan commitment groups. The Company also relies on an external valuation model to estimate the fair value of its forward commitments to sell residential mortgage loans (i.e., an estimate of what the Company would receive or pay to terminate the forward delivery contract based on market prices for similar financial instruments), which includes matching specific terms and maturities of the forward commitments against applicable investor pricing.

The tables below present the financial instruments measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 in the consolidated statements of financial condition utilizing the hierarchy structure described above:

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
U.S. Treasuries	$72,651	$—	$—	$72,651
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	193,576	—	193,576
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	416,680	—	416,680
Municipal securities	—	79	—	79
Corporate debt	—	1,870	—	1,870
Loans held for sale	—	14,065	—	14,065
Interest rate swap derivatives	—	42,036	—	42,036
Mortgage banking derivatives	—	—	527	527
Total assets at fair value	$72,651	$668,306	$527	$741,484
Liabilities:
Interest rate swap derivatives	$—	$12,698	$—	$12,698
Mortgage banking derivatives	—	—	68	68
Total liabilities at fair value	$—	$12,698	$68	$12,766

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
U.S. Treasuries	$73,044	$—	$—	$73,044
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	201,809	—	201,809
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	—	351,242	—	351,242
Municipal securities	—	79	—	79
Corporate debt	—	1,843	—	1,843
Loans held for sale	—	18,854	—	18,854
Interest rate swap derivatives	—	37,408	—	37,408
Mortgage banking derivatives	—	—	287	287
Total assets at fair value	$73,044	$611,235	$287	$684,566
Liabilities:
Interest rate swap derivatives	$—	$15,284	$—	$15,284
Mortgage banking derivatives	—	—	115	115
Total liabilities at fair value	$—	$15,284	$115	$15,399

The table below details the changes in level 3 financial instruments during the three months ended March 31, 2024:

Mortgage banking
derivatives, net
Balance at December 31, 2023	$172
Gain included in earnings, net	376
Fees and costs included in earnings, net	(89)
Balance at March 31, 2024	$459

Fair Value of Financial Instruments Measured on a Non-recurring Basis

Certain assets may be recorded at fair value on a non-recurring basis as conditions warrant. These non-recurring fair value measurements typically result from the application of lower of cost or fair value accounting or a write-down occurring during the period.

Individually evaluated loans—The Company records individually evaluated loans based on the fair value of the collateral when it is probable that the Company will be unable to collect all contractual amounts due in accordance with the terms of the loan agreement. The Company relies on third-party appraisals and internal assessments, utilizing a discount rate in the range of 6% - 37% with a weighted average discount rate of 12.7%, in determining the estimated fair values of these loans. The inputs used to determine the fair values of loans are considered level 3 inputs in the fair value hierarchy. At March 31, 2024, the Company recorded a specific reserve of $9.8 million related to 13 loans with a carrying balance of $38.2 million. At March 31, 2023, the Company recorded a specific reserve of $4.4 million related to nine loans with a carrying balance of $12.1 million.

OREO—OREO is recorded at the fair value of the collateral less estimated selling costs using a range of 6% to 10% with a weighted average discount rate of 6.1%. The estimated fair values of OREO are updated periodically and further write-downs may be taken to reflect a new basis. During the three months ended March 31, 2024, there was no impairment related to OREO. The Company recognized $13 thousand of OREO impairment during the three months ended March 31, 2023. The fair values of OREO are derived from third party price opinions or appraisals that generally use an income approach or a market value approach. If reasonable comparable appraisals are not available, the Company may use internally developed models to determine fair values. The inputs used to determine the fair value of OREO properties are considered level 3 inputs in the fair value hierarchy.

Mortgage servicing rights—MSRs represent the value associated with servicing residential real estate loans that have been sold to outside investors with servicing retained. The fair value for servicing assets is determined through discounted cash flow analysis and utilizes discount rates ranging from 10.0% to 10.5% with a weighted average rate of 10.0% at March 31, 2024 and prepayment speed assumption ranges of 6.2% to 13.3% with a weighted average rate of 6.3% at March 31, 2024 as inputs. The weighted average MSRs are subject to impairment testing. The carrying values of these MSRs are reviewed quarterly for impairment based upon the calculation of fair value. For purposes of measuring impairment, the MSRs are stratified into certain risk characteristics including note type and note term. If the valuation model reflects a value less than the carrying value, MSRs are adjusted to fair value through a valuation allowance, and the adjustment is included in mortgage banking income in the consolidated statements of operations. There was no MSR impairment during the three months ended March 31, 2024 or 2023. The inputs used to determine the fair values of MSRs are considered level 3 inputs in the fair value hierarchy.

SBA servicing asset—The SBA servicing asset represents the value associated with servicing small business real estate loans that have been sold to outside investors with servicing retained. The fair value for the SBA servicing asset is determined through a discounted cash flow analysis and utilizes a weighted average discount rate of 10.2% and a weighted average lifetime constant prepayment rate of 15.7%. The SBA servicing asset is amortized over the period of the estimated future net servicing life of the underlying assets, and it is evaluated quarterly for impairment based upon the fair value of the rights as compared to their amortized cost. Impairment is recognized on the income statement to the extent the fair value is less than the capitalized amount of the SBA servicing asset. The Company recorded no impairment for the three months ended March 31, 2024 or 2023.

The Company may be required to record fair value adjustments on other available-for-sale and municipal securities valued at par on a non-recurring basis.

The tables below provide information regarding losses from assets recorded at fair value on a non-recurring basis during the three months ended March 31, 2024 and 2023:

	March 31, 2024
	Total	Losses from fair value changes
Individually evaluated loans	$47,470	$278

	March 31, 2023
	Total	Losses from fair value changes
Individually evaluated loans	$19,577	$325
Other real estate owned	3,458	13
Total	$23,035	$338

The Company did not record any liabilities measured at fair value on a non-recurring basis during the three months ended March 31, 2024 and 2023.

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

The fair value of financial instruments at March 31, 2024 and December 31, 2023 are set forth below:

	Level in fair value	March 31, 2024		December 31, 2023
	measurement	Carrying	Estimated	Carrying	Estimated
	hierarchy	amount	fair value	amount	fair value
ASSETS
Cash and cash equivalents	Level 1	$292,931	$292,931	$190,826	$190,826
U.S. Treasury securities - AFS	Level 1	72,651	72,651	73,044	73,044
U.S. Treasury securities - HTM	Level 1	49,412	48,189	49,338	48,334
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	193,576	193,576	201,809	201,809
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises available-for-sale	Level 2	416,680	416,680	351,242	351,242
Municipal securities available-for-sale	Level 2	79	79	79	79
Corporate debt available-for-sale	Level 2	1,870	1,870	1,843	1,843
Other available-for-sale securities	Level 3	810	810	812	812
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	290,450	253,914	299,337	265,011
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. Government agencies or sponsored enterprises held-to-maturity	Level 2	230,988	183,673	236,377	190,983
FHLB and FRB stock	Level 2	24,841	24,841	40,890	40,890
Loans receivable	Level 3	7,569,052	7,355,053	7,698,758	7,411,687
Loans held for sale	Level 2	14,065	14,065	18,854	18,854
Accrued interest receivable	Level 2	49,585	49,585	44,944	44,944
Interest rate swap derivatives	Level 2	42,036	42,036	37,408	37,408
Mortgage banking derivatives	Level 3	527	527	287	287
LIABILITIES
Deposit transaction accounts	Level 2	7,521,786	7,521,786	7,208,421	7,208,421
Time deposits	Level 2	995,976	992,649	981,970	972,793
Securities sold under agreements to repurchase	Level 2	19,577	19,577	19,627	19,627
Long-term debt	Level 2	55,000	45,127	55,000	43,760
Federal Home Loan Bank advances	Level 2	—	—	340,000	340,000
Accrued interest payable	Level 2	14,769	14,769	12,239	12,239
Interest rate swap derivatives	Level 2	12,698	12,698	11,884	11,884
Mortgage banking derivatives	Level 3	68	68	115	115

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

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management's discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes as of and for the three months ended March 31, 2024, and with our annual report on Form 10-K (file number 001-35654), which includes our audited consolidated financial statements and related notes as of and for the years ended December 31, 2023, 2022 and 2021. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that may cause actual results to differ materially from management's expectations. Factors that could cause such differences are discussed in the section entitled “Cautionary Note Regarding Forward-Looking Statements” located elsewhere in this quarterly report and in Item 1A “Risk Factors” in the annual report on Form 10-K, referenced above, and should be read herewith.

All amounts are in thousands, except share and per share data, or as otherwise noted.

Overview

Our focus is on building relationships by creating a win-win scenario for our clients and our Company. We believe in providing solutions and services to our clients that are based on fairness and simplicity. We have established a solid financial services franchise with a sizable presence for deposit gathering and building client relationships necessary for growth. We have executed on strategic acquisition opportunities to expand our presence in attractive markets and to diversify our revenue streams. Additionally, we are innovating and building strategic fintech partnerships with the goal of delivering a comprehensive digital financial ecosystem for our clients. We are focused on providing small and medium-sized businesses with alternative digital access to address borrowing, depository and cash management needs, while also providing information management and access to digital payment tools, under the safety of a regulated bank. We believe that our established presence in our core markets of Colorado, the greater Kansas City region, Utah, Wyoming, Texas, New Mexico and Idaho, as well as our ongoing investment in digital solutions and strategic acquisitions, position us well for growth opportunities. As of March 31, 2024, we had $9.9 billion in assets, $7.6 billion in loans, $8.5 billion in deposits, $1.2 billion in equity and $0.9 billion in assets under management in our trust and wealth management business.

Operating Highlights

   Profitability and returns

●

Net income totaled $31.4 million, or $0.82 per diluted share, for the three months ended March 31, 2024, compared to net income of $40.3 million, or $1.06 per diluted share, for the three months ended March 31, 2023.

●	The return on average tangible assets was 1.39% for the first quarter of 2024, compared to 1.80% for the first quarter of 2023.
●	The return on average tangible common equity was 15.14% for the first quarter of 2024, compared to 20.86% for the first quarter of 2023.

   Strategic execution

●

Continued to invest in digital solutions for our clients through our financial eco-system, 2UniFi, for small and medium-sized businesses that we believe will increase access to financial services while reducing the costs of banking services.

●

The Company’s balance sheet funding mix improved during the first quarter of 2024, and the Company utilized funding provided by deposit growth to pay down $340.0 million of Federal Home Loan Bank advances.

   Loan portfolio

●	Total loans ended the quarter at $7.6 billion compared to $7.7 billion at December 31, 2023.
●	Generated loan fundings totaling $200.0 million, during the three months ended March 31, 2024, with a weighted average new loan origination rate of 8.8%.
●

Maintained a conservatively structured loan portfolio represented by diverse industries and concentrations with most industry sector concentrations at 15% or less of total loans and all concentration levels remain well below our self-imposed limits.

●	Non-owner occupied CRE loans were 166.7% of the Company’s risk based capital, or 24.6% of total loans, and no specific property type comprised more than 10.0% of total loans at March 31, 2024.

●	The Company maintains very little exposure to non-owner occupied CRE retail properties and office properties, comprising 2.1% and 1.3% of total loans, respectively, at March 31, 2024.
●	Multi-family loans totaled $348.5 million, or 4.6% of total loans as of March 31, 2024.
●	We do not originate high-dollar non-amortizing or balloon payment mortgage loans to our clients.

   Credit quality

●	Allowance for credit losses totaled 1.29% of total loans at March 31, 2024, compared to 1.27% at December 31, 2023.
●	The Company recorded no provision expense for credit losses during the first quarter of 2024, compared to provision expense for credit losses of $0.9 million during the first quarter of 2023.
●

Credit quality remained strong, as non-performing loans (comprised of non-accrual loans and non-accrual modified loans) totaled 0.47% of total loans at March 31, 2024, compared to 0.37% at December 31, 2023. Non-performing assets to total loans and OREO totaled 0.53% at March 31, 2024, compared to 0.42% at December 31, 2023.

●

Net charge-offs of $0.1 million and $1.1 million were recorded during the three months ended March 31, 2024 and the year ended December 31, 2023, respectively. Annualized net charge-offs to average total loans totaled 0.00% and 0.02% for the three months ended March 31, 2024 and the year ended December 31, 2023, respectively.

   Client deposit funded balance sheet

.9
●	Average total deposits for the first quarter of 2024 increased 6.8% to $8.2 billion, compared to $7.7 billion for the first quarter of 2023.
●	Average transaction deposits for the first quarter of 2024 increased 6.8% to $7.2 billion, compared to $6.8 billion for the first quarter of 2023.
●	The mix of transaction deposits to total deposits was 88.3% and 87.1% at March 31, 2024 and 2023, respectively.
●	Cost of deposits totaled 2.15% for the first quarter of 2024, compared to 0.58% for the first quarter of 2023. Our total deposit beta through this rate cycle remains low at 37.5%.
●	Approximately 79% of our deposits were FDIC insured as of March 31, 2024.

   Liquidity

.9
●	On balance sheet liquidity included $0.3 billion of cash and $1.3 billion of investment securities as of March 31, 2024.
●

Liquidity is monitored and managed to ensure that sufficient funds are available on-demand to meet our business needs. Additionally, we have access to various off-balance sheet third party funding sources including FHLB advances, the Federal Reserve discount window, Cambr deposits, federal funds purchased and the brokered deposit marketplace.

●

Our investment securities portfolio has a short average duration and is largely backed by U.S government or government sponsored entities giving us confidence that we will not realize material losses. Regarding the fair value of investment securities, our accumulated other comprehensive loss does not have a material impact on our capital position. Our tangible common equity capital ratio, which includes the accumulated other comprehensive loss, totaled 9.2% as of March 31, 2024, compared to 9.0% as of December 31, 2023.

   Revenues

●	Fully taxable equivalent (“FTE”) net interest income totaled $85.7 million for the first quarter of 2024, compared to $96.3 million for the first quarter of 2023.
●

The FTE net interest margin narrowed 61 basis points to 3.78% for the three months ended March 31, 2024, compared to the first quarter of 2023. The yield on earning assets increased 64 basis points, primarily due to multiple increases in the federal funds rate since March 2022. The cost of funds increased 135 basis points to 2.25% for the three months ended March 31, 2024, compared to the same period in the prior year.

●

Non-interest income totaled $17.7 million during the three months ended March 31, 2024, compared to $14.7 million for the three months ended March 31, 2023, driven by increases from our diversified sources of fee revenue including SBA loan income, trust income, Cambr income, fair value adjustments on company-owned life insurance, swap fee income and a $0.6 million gain from the sale of a banking center building. Mortgage banking income decreased $0.6 million during the three months ended March 31, 2024, compared to the same period in the prior year.

●	Service charges and bank card fees increased a combined $0.2 million during the three months ended March 31, 2024, compared to the first quarter of 2023.

   Expenses

●

Non-interest expense totaled $62.8 million during the three months ended March 31, 2024, representing an increase of $4.5 million, or 7.8%, compared to the three months ended March 31, 2023. Salaries and benefits increased $3.5 million primarily due to payroll tax credits realized in the first quarter of 2023. Occupancy and equipment increased $0.9 million, and other intangible assets amortization increased $0.6 million due to intangible assets acquired through our Cambr acquisition in April of 2023. These increases were partially offset by a decrease of $0.9 million in professional fees.

●	The FTE efficiency ratio, excluding other intangible assets amortization, during the three months ended March 31, 2024 totaled 58.82%, compared to 54.31% during the year ended December 31, 2023.
●

Income tax expense totaled $7.5 million during the three months ended March 31, 2024, compared to $10.1 million during the three months ended March 31, 2023 driven by lower pre-tax income. The effective tax rate for the first quarter 2024 was 19.3%, compared to 19.1% for the full year 2023.

   Strong capital position

●

Capital ratios continue to be strong and in excess of federal bank regulatory agency “well capitalized” thresholds. As of March 31, 2024, our consolidated tier 1 leverage ratio was 9.99%, and our consolidated common equity tier 1 and tier 1 risk based capital ratios were 12.35%.

●

At March 31, 2024, common book value per share was $32.58. The tangible common book value per share increased $0.55 to $23.32 during the first quarter of 2024 as earnings outpaced the quarterly dividend and a $0.10 increase in accumulated other comprehensive loss.

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

Key Metrics(1)

	As of and for the three months ended
	March 31,	December 31,	March 31,
	2024	2023	2023
Return on average assets	1.28%	1.33%	1.70%
Return on average tangible assets(2)	1.39%	1.44%	1.80%
Return on average equity	10.30%	11.10%	14.60%
Return on average tangible common equity(2)	15.14%	16.56%	20.86%
Loan to deposit ratio (end of period)(3)	88.86%	94.00%	96.88%
Non-interest bearing deposits to total deposits (end of period)	26.92%	28.83%	38.53%
Net interest margin(4)	3.70%	3.88%	4.32%
Net interest margin FTE(2)(4)(5)	3.78%	3.95%	4.39%
Interest rate spread FTE(2)(5)(6)	2.81%	3.00%	3.83%
Yield on earning assets(7)	5.80%	5.84%	5.17%
Yield on earning assets FTE(2)(5)(7)	5.88%	5.91%	5.24%
Cost of interest bearing liabilities	3.07%	2.91%	1.41%
Cost of deposits	2.15%	1.94%	0.58%
Non-interest income to total revenue FTE(5)	17.11%	14.98%	13.22%
Non-interest expense to average assets	2.56%	2.49%	2.46%
Efficiency ratio	61.77%	58.82%	53.21%
Efficiency ratio excluding other intangible assets amortization FTE(2)(5)	58.82%	56.03%	51.30%
Pre-provision net revenue	$38,890	$43,470	$51,262
Pre-provision net revenue FTE(2)(5)	40,582	45,137	52,676

Total Loans Asset Quality Data(3)(8)(9)
Non-performing loans to total loans	0.47%	0.37%	0.13%
Non-performing assets to total loans and OREO	0.53%	0.42%	0.18%
Allowance for credit losses to total loans	1.29%	1.27%	1.23%
Allowance for credit losses to non-performing loans	272.52%	346.99%	946.40%
Net charge-offs to average loans	0.00%	0.02%	0.01%

(1)	Ratios are annualized.
(2)	Ratio represents non-GAAP financial measure. See non-GAAP reconciliations below.
(3)	Total loans are net of unearned discounts and fees.
(4)	Net interest margin represents net interest income, including accretion income on interest earning assets, as a percentage of average interest earning assets.
(5)

Presented on an FTE basis using the statutory rate of 21% for all periods presented. The taxable equivalent adjustments included above are $1,692, $1,667 and $1,414 for the three months ended March 31, 2024, December 31, 2023 and March 31, 2023, respectively.

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

About Non-GAAP Financial Measures

Certain of the financial measures and ratios we present, including “tangible assets,” “average tangible assets,” “return on average tangible assets,” “tangible common equity,” “tangible common equity to tangible assets,” “return on average tangible common equity,” “tangible common book value,” “tangible common book value per share,” “tangible common equity to tangible assets,” “tangible common book value, excluding accumulated other comprehensive loss, net of tax,” “tangible common book value per share, excluding accumulated other comprehensive loss, net of tax,” “net income excluding other intangible assets amortization expense, after tax,” “non-interest expense excluding other intangible assets amortization,” “efficiency ratio excluding other intangible assets amortization FTE,” “pre-provision net revenue,” “tangible common book value, excluding accumulated other comprehensive loss (income), net of tax,” “tangible common book value per share, excluding accumulated other comprehensive loss, net of tax,” “net income excluding the impact of other intangible assets amortization expense, after tax,” “net income excluding the impact of other intangible assets amortization expense, after tax,” and “fully taxable equivalent” metrics, are supplemental measures that are not required by, or are not presented in accordance with, U.S. generally accepted accounting principles (GAAP). We refer to these financial measures and ratios as “non-GAAP financial measures.” We consider the use of select non-GAAP financial measures and ratios to be useful for financial and operational decision making and useful in evaluating period-to-period comparisons. We believe that these non-GAAP financial measures provide meaningful supplemental information regarding our performance by excluding certain expenditures or assets that we believe are not indicative of our primary business operating results or by presenting certain metrics on an FTE basis. We believe that management and investors benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting, analyzing and comparing past, present and future periods.

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

Tangible Common Book Value Ratios

	March 31,	December 31,	March 31,
	2024	2023	2023
Total shareholders' equity	$1,231,830	$1,212,807	$1,133,727
Less: goodwill and other intangible assets, net	(362,709)	(364,716)	(325,828)
Add: deferred tax liability related to goodwill	12,539	12,208	11,212
Tangible common equity (non-GAAP)	$881,660	$860,299	$819,111

Total assets	$9,967,476	$9,951,064	$9,917,223
Less: goodwill and other intangible assets, net	(362,709)	(364,716)	(325,828)
Add: deferred tax liability related to goodwill	12,539	12,208	11,212
Tangible assets (non-GAAP)	$9,617,306	$9,598,556	$9,602,607

Tangible common equity to tangible assets calculations:
Total shareholders' equity to total assets	12.36%	12.19%	11.43%
Less: impact of goodwill and other intangible assets, net	(3.19)%	(3.23)%	(2.90)%
Tangible common equity to tangible assets (non-GAAP)	9.17%	8.96%	8.53%

Tangible common book value per share calculations:
Tangible common equity (non-GAAP)	$881,660	$860,299	$819,111
Divided by: ending shares outstanding	37,806,148	37,784,851	37,641,381
Tangible common book value per share (non-GAAP)	$23.32	$22.77	$21.76

Tangible common book value per share, excluding accumulated other comprehensive loss calculations:
Tangible common equity (non-GAAP)	$881,660	$860,299	$819,111
Accumulated other comprehensive loss, net of tax	80,209	76,401	78,627
Tangible common book value, excluding accumulated other comprehensive loss, net of tax (non-GAAP)	961,869	936,700	897,738
Divided by: ending shares outstanding	37,806,148	37,784,851	37,641,381
Tangible common book value per share, excluding accumulated other comprehensive loss, net of tax (non-GAAP)	$25.44	$24.79	$23.85

Return on Average Tangible Assets and Return on Average Tangible Equity

	As of and for the three months ended
	March 31,	December 31,	March 31,
	2024	2023	2023
Net income	$31,391	$33,121	$40,283
Add: impact of other intangible assets amortization expense, after tax	1,534	1,541	1,049
Net income excluding the impact of other intangible assets amortization expense, after tax (non-GAAP)	$32,925	$34,662	$41,332

Average assets	$9,888,261	$9,889,054	$9,619,456
Less: average goodwill and other intangible assets, net of deferred tax liability related to goodwill	(351,383)	(353,712)	(315,493)
Average tangible assets (non-GAAP)	$9,536,878	$9,535,342	$9,303,963

Average shareholders' equity	$1,226,283	$1,184,164	$1,119,118
Less: average goodwill and other intangible assets, net of deferred tax liability related to goodwill	(351,383)	(353,712)	(315,493)
Average tangible common equity (non-GAAP)	$874,900	$830,452	$803,625

Return on average assets	1.28%	1.33%	1.70%
Return on average tangible assets (non-GAAP)	1.39%	1.44%	1.80%
Return on average equity	10.30%	11.10%	14.60%
Return on average tangible common equity (non-GAAP)	15.14%	16.56%	20.86%

Fully Taxable Equivalent Yield on Earning Assets and Net Interest Margin

	As of and for the three months ended
	March 31,	December 31,	March 31,
	2024	2023	2023
Interest income	$131,732	$134,703	$113,533
Add: impact of taxable equivalent adjustment	1,692	1,667	1,414
Interest income FTE (non-GAAP)	$133,424	$136,370	$114,947

Net interest income	$84,030	$89,501	$94,889
Add: impact of taxable equivalent adjustment	1,692	1,667	1,414
Net interest income FTE (non-GAAP)	$85,722	$91,168	$96,303

Average earning assets	$9,127,330	$9,147,977	$8,902,740
Yield on earning assets	5.80%	5.84%	5.17%
Yield on earning assets FTE (non-GAAP)	5.88%	5.91%	5.24%
Net interest margin	3.70%	3.88%	4.32%
Net interest margin FTE (non-GAAP)	3.78%	3.95%	4.39%

Efficiency Ratio and Pre-Provision Net Revenue

	As of and for the three months ended
	March 31,	December 31,	March 31,
	2024	2023	2023
Net interest income	$84,030	$89,501	$94,889
Add: impact of taxable equivalent adjustment	1,692	1,667	1,414
Net interest income FTE (non-GAAP)	$85,722	$91,168	$96,303

Non-interest income	$17,694	$16,064	$14,665

Non-interest expense	$62,834	$62,095	$58,292
Less: other intangible assets amortization	(2,008)	(2,008)	(1,363)
Non-interest expense excluding other intangible assets amortization (non-GAAP)	$60,826	$60,087	$56,929

Efficiency ratio	61.77%	58.82%	53.21%
Efficiency ratio excluding other intangible assets amortization FTE (non-GAAP)	58.82%	56.03%	51.30%
Pre-provision net revenue (non-GAAP)	$38,890	$43,470	$51,262
Pre-provision net revenue, FTE (non-GAAP)	40,582	45,137	52,676

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

On March 6, 2024, the U.S. Securities and Exchange Commission (“SEC”) adopted a new set of rules that require a wide range of climate-related disclosures, including material climate-related risks, information on any climate-related targets or goals that are material to the registrant’s business, results of operations, or financial condition, Scope 1 and Scope 2 Greenhouse Gas emissions on a phased-in basis by certain larger registrants when those emissions are material and the filing of an attestation report covering the same, and disclosure of the financial statement effects of severe weather events and other natural conditions including costs and losses. Compliance dates under the final rule are phased in by registrant category. Multiple lawsuits have been filed challenging the SEC’s new climate rules, which have been consolidated and will be heard in the U.S. Court of Appeals for the Eighth Circuit. On April 4, 2024, the SEC issued an order staying the final rules until judicial review is complete.

Financial Condition

Total assets were $9.9 billion at March 31, 2024, increasing $16.4 million, or 0.2%, from December 31, 2023. Cash and cash equivalents increased $102.1 million, or 53.5%, from December 31, 2023, and investment securities increased $42.6 million, or 3.5%. Loans totaled $7.6 billion at March 31, 2024, compared to $7.7 billion at December 31, 2023, and the allowance for credit losses decreased $0.3 million to $97.6 million at March 31, 2024. During the first quarter of 2024, lower cost demand, savings, and money market deposits ("transaction deposits") increased $313.4 million, or 17.5% annualized, to $7.5 billion, compared to December 31, 2023. Total deposits increased $327.4 million, or 16.1% annualized, to $8.5 billion at March 31, 2024, compared to December 31, 2023.

Investment securities

Available-for-sale

Available-for-sale investment securities totaled $685.7 million at March 31, 2024, compared to $628.8 million at December 31, 2023, an increase of $56.8 million, or 9.0%. During the three months ended March 31, 2024, purchases of available-for sale securities totaled $106.6 million. There were no purchases of available-for-sale securities during the three months ended March 31, 2023. Maturities and paydowns of available-for-sale securities totaled $45.7 million and $22.5 million during the three months ended March 31, 2024 and 2023, respectively.

Available-for-sale investment securities are summarized as follows as of the dates indicated. The weighted average yield was calculated based on amortized cost. Yields on tax exempt securities have not been adjusted for tax exempt status.

	March 31, 2024				December 31, 2023
				Weighted				Weighted
	Amortized	Fair	Percent of	average	Amortized	Fair	Percent of	average
	cost	value	portfolio	yield	cost	value	portfolio	yield
Treasury securities	$74,125	$72,651	10.6%	3.55%	$74,508	$73,044	11.6%	2.54%
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	226,494	193,576	28.2%	1.71%	233,264	201,809	32.1%	1.71%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	485,221	416,680	60.8%	2.10%	417,155	351,242	55.9%	1.69%
Municipal securities	80	79	0.0%	3.17%	80	79	0.0%	3.17%
Corporate debt	2,000	1,870	0.3%	5.87%	2,000	1,843	0.3%	5.87%
Other securities	810	810	0.1%	0.00%	812	812	0.1%	0.00%
Total investment securities available-for-sale	$788,730	$685,666	100.0%	2.14%	$727,819	$628,829	100.0%	1.80%

As of March 31, 2024 and December 31, 2023, nearly all of the available-for-sale investment portfolio was backed by mortgages. The residential mortgage pass-through securities portfolio is comprised of both fixed rate and adjustable rate FHLMC, FNMA and GNMA securities. The other mortgage-backed securities are comprised of securities backed by FHLMC, FNMA and GNMA securities.

Mortgage-backed securities may have actual maturities that differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average life of the available-for-sale mortgage-backed securities portfolio was 4.9 years and 5.2 years at March 31, 2024 and December 31, 2023, respectively. This estimate is based on assumptions and actual results may differ. At March 31, 2024 and December 31, 2023, the duration of the total available-for-sale investment portfolio was 4.1 years and 4.3 years, respectively.

At March 31, 2024 and December 31, 2023, adjustable rate securities comprised 11.9% and 13.0%, respectively, of the available-for-sale MBS portfolio. The remainder of the portfolio was comprised of fixed rate amortizing securities with 10 to 30 year contractual maturities, with a weighted average coupon of 2.16% per annum and 1.73% per annum at March 31, 2024 and December 31, 2023, respectively.

The available-for-sale investment portfolio included $103.1 million of unrealized losses at March 31, 2024. At December 31, 2023, the available-for-sale investment portfolio included $99.0 million of unrealized losses. We believe any unrealized losses are a result of prevailing interest rates, and as such, we do not believe that any of the securities with unrealized losses were impaired. Management believes that default of the available-for-sale securities is highly unlikely. FHLMC, FNMA and GNMA guaranteed mortgage-backed securities and U.S. Treasury securities have a long history of zero credit losses, an explicit guarantee by the U.S. government (although limited for FNMA and FHLMC securities) and yields that generally trade based on market views of prepayment and liquidity risk rather than credit risk.

Our investment security portfolio consists of high-quality securities, which are largely backed by either U.S. government agencies or U.S. government sponsored entities. We regularly model liquidity stress scenarios to assess potential liquidity issues. The results of our stress testing on our debt security portfolio at March 31, 2024, illustrated that we would continue to meet all capital adequacy requirements.

 Held-to-maturity

Held-to-maturity investment securities totaled $570.9 million at March 31, 2024, compared to $585.1 million at December 31, 2023, a decrease of $14.2 million, or 2.4%. There were no purchases of held-to-maturity securities during the three months ended March 31, 2024. During the three months ended March 31, 2023, purchases of held-to-maturity securities totaled $2.5 million. Maturities and paydowns of held-to-maturity securities totaled $14.4 million and $16.2 million during the three months ended March 31, 2024 and 2023, respectively.

Held-to-maturity investment securities are summarized as follows as of the dates indicated:

	March 31, 2024				December 31, 2023
				Weighted				Weighted
	Amortized	Fair	Percent of	average	Amortized	Fair	Percent of	average
	cost	value	portfolio	yield	cost	value	portfolio	yield
Treasury securities	$49,412	$48,189	8.7%	3.14%	$49,338	$48,334	8.4%	3.14%
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. Government agencies or sponsored enterprises	290,450	253,914	50.9%	2.20%	299,337	265,011	51.2%	2.20%
Other residential MBS issued or guaranteed by U.S. Government agencies or sponsored enterprises	230,988	183,673	40.4%	1.60%	236,377	190,983	40.4%	1.60%
Total investment securities held-to-maturity	$570,850	$485,776	100.0%	2.04%	$585,052	$504,328	100.0%	2.04%

The residential mortgage pass-through and other residential MBS held-to-maturity investment portfolios are comprised of fixed rate FHLMC, FNMA and GNMA securities.

The fair value of the held-to-maturity investment portfolio included $85.1 million of unrealized losses and $42 thousand of unrealized gains at March 31, 2024. At December 31, 2023, the held-to-maturity investment portfolio included $81.0 million of unrealized losses and $0.2 million of unrealized gains.

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

Mortgage-backed securities may have actual maturities that differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average expected life of the held-to-maturity mortgage-backed securities portfolio as of March 31, 2024 and December 31, 2023 was 5.8 years and 5.7 years, respectively. This estimate is based on assumptions and actual results may differ. The duration of the total held-to-maturity investment portfolio was 4.6 years for both March 31, 2024 and December 31, 2023.

Non-marketable securities

The carrying balance of non-marketable securities are summarized as follows as of the dates indicated:

	March 31, 2024	December 31, 2023
Federal Reserve Bank stock	$24,062	$24,062
Federal Home Loan Bank stock	779	16,828
Convertible preferred stock	24,415	25,000
Equity method investments	24,183	24,587
Total	$73,439	$90,477

Non-marketable securities included FRB stock, FHLB stock and other non-marketable securities. During the three months ended March 31, 2024, purchases of non-marketable securities totaled $10.3 million, and proceeds from non-marketable securities totaled $27.1 million. Purchases consisted primarily of FHLB stock, and proceeds consisted of redemptions of FHLB stock. Changes in the Company’s FHLB stock holdings were directly correlated to FHLB line of credit advances and paydowns. During the three months ended March 31, 2023, purchases of non-marketable securities totaled $35.9 million, and proceeds from non-marketable securities totaled $4.7 million.

FRB and FHLB stock

At March 31, 2024 and December 31, 2023, the Company held FRB stock and FHLB stock for regulatory or debt facility purposes. These are restricted securities which, lacking a market, are carried at cost. There have been no identified events or changes in circumstances that may have an adverse effect on the FRB and FHLB stock carried at cost.

Other non-marketable securities

Other non-marketable securities consist of equity method investments and convertible preferred stock without a readily determinable fair value. During the three months ended March 31, 2024 and 2023, the Company recorded net unrealized losses on equity method investments totaling $49.7 thousand and $0.2 million, respectively. These gains and losses were recorded in other non-interest income in the Company’s consolidated statements of operations. No impairments were recorded during the three months ended March 31, 2024 or 2023.

Loans overview

At March 31, 2024, our loan portfolio was comprised of new loans that we have originated and loans that were acquired in connection with our acquisitions.

The table below shows the loan portfolio composition at the respective dates:

			March 31, 2024 vs.
			December 31, 2023
	March 31, 2024	December 31, 2023	% Change
Originated:
Commercial:
Commercial and industrial	$1,777,328	$1,825,425	(2.6)%
Municipal and non-profit	1,062,287	1,083,457	(2.0)%
Owner-occupied commercial real estate	875,303	879,686	(0.5)%
Food and agribusiness	241,654	265,902	(9.1)%
Total commercial	3,956,572	4,054,470	(2.4)%
Commercial real estate non-owner occupied	1,092,780	1,071,529	2.0%
Residential real estate	923,103	919,139	0.4%
Consumer	14,936	16,686	(10.5)%
Total originated	5,987,391	6,061,824	(1.2)%

Acquired:
Commercial:
Commercial and industrial	132,532	141,484	(6.3)%
Municipal and non-profit	294	299	(1.7)%
Owner-occupied commercial real estate	234,486	244,087	(3.9)%
Food and agribusiness	57,896	58,695	(1.4)%
Total commercial	425,208	444,565	(4.4)%
Commercial real estate non-owner occupied	767,419	785,221	(2.3)%
Residential real estate	387,101	404,648	(4.3)%
Consumer	1,933	2,500	(22.7)%
Total acquired	1,581,661	1,636,934	(3.4)%
Total loans	$7,569,052	$7,698,758	(1.7)%

The Company maintains a granular and well-diversified loan portfolio with self-imposed concentration limits. At March 31, 2024, loans totaled $7.6 billion, compared to $7.7 billion at December 31, 2023.

Our commercial and industrial loan portfolio is highly diversified across industry sectors and geography. At March 31, 2024, there were no industry sectors representing more than 15.0% of our total loan portfolio. Key segments included government/non-profit loans of $780.0 million, or 10.3% of total loans, and health care/hospital loans of $423.0 million, or 5.6% of total loans.

Non-owner occupied CRE loans were 166.7% of the Company’s risk based capital, or 24.6% of total loans, and no specific property type comprised more than 10.0% of total loans. The Company maintains little exposure to non-owner occupied CRE retail properties and office properties, comprising 3.4% of total loans. Multi-family loans totaled $348.5 million, or 4.6% of total loans, as of March 31, 2024.

The agriculture industry continues to be impacted by elevated and volatile commodity prices and intermittent disruptions in supply chains. Our food and agribusiness portfolio is 4.0% of total loans and is well-diversified across food production, crop and livestock types. Crop and livestock loans represent 1.0% of total loans. We have maintained relationships with food and agribusiness clients that generally possess low leverage and, correspondingly, low bank debt to assets, minimizing any potential credit losses in the future.

New loan origination is a direct result of our ability to recruit and retain top banking talent, connect with clients in our markets and provide needed services at competitive rates. Loan fundings totaled $1.3 billion over the past 12 months, led by commercial loan fundings of $0.8 billion. Fundings are defined as closed-end funded loans and revolving lines of credit advances, net of any current period paydowns. Management utilizes this more conservative definition of fundings to better approximate the impact of fundings on loans outstanding and ultimately net interest income.

The following tables represent new loan fundings during 2024 and 2023:

	First quarter	Fourth quarter	Third quarter	Second quarter	First quarter
	2024	2023	2023	2023	2023
Commercial:
Commercial and industrial	$53,978	$135,954	$89,297	$111,717	$107,013
Municipal and non-profit	14,564	79,650	18,657	39,331	22,526
Owner occupied commercial real estate	35,128	75,631	67,322	62,649	33,912
Food and agribusiness	(7,204)	10,646	16,191	6,017	(6,564)
Total commercial	96,466	301,881	191,467	219,714	156,887
Commercial real estate non-owner occupied	73,789	107,738	88,434	99,984	185,875
Residential real estate	29,468	48,925	42,514	40,814	49,406
Consumer	234	1,849	1,689	1,777	1,717
Total	$199,957	$460,393	$324,104	$362,289	$393,885

Included in the table above are quarterly net (paydowns) fundings under revolving lines of credit totaling $(59,523), $16,954, ($12,877), $13,766 and ($7,096) for the dates noted, respectively.

The tables below show the contractual maturities of our total loans for the dates indicated:

	March 31, 2024
	Due within	Due after 1 but	Due after 5 but	Due after
	1 year	within 5 years	within 15 years	15 Years	Total
Commercial:
Commercial and industrial	$312,780	$1,286,252	$297,935	$12,893	$1,909,860
Municipal and non-profit	15,706	158,602	554,593	333,680	1,062,581
Owner occupied commercial real estate	85,783	411,434	510,668	101,904	1,109,789
Food and agribusiness	115,079	72,135	97,203	15,133	299,550
Total commercial	529,348	1,928,423	1,460,399	463,610	4,381,780
Commercial real estate non-owner occupied	415,015	926,889	505,543	12,752	1,860,199
Residential real estate	45,744	201,994	330,958	731,508	1,310,204
Consumer	5,090	10,105	1,670	4	16,869
Total loans	$995,197	$3,067,411	$2,298,570	$1,207,874	$7,569,052

	December 31, 2023
	Due within	Due after 1 but	Due after 5 but	Due after
	1 year	within 5 years	within 15 years	15 Years	Total
Commercial:
Commercial and industrial	$282,560	$1,377,991	$295,659	$10,699	$1,966,909
Municipal and non-profit	36,505	158,561	561,112	327,578	1,083,756
Owner occupied commercial real estate	86,299	413,032	518,950	105,492	1,123,773
Food and agribusiness	121,595	93,227	94,591	15,184	324,597
Total commercial	526,959	2,042,811	1,470,312	458,953	4,499,035
Commercial real estate non-owner occupied	395,426	921,056	527,645	12,623	1,856,750
Residential real estate	58,323	188,452	350,519	726,493	1,323,787
Consumer	6,459	10,871	1,851	5	19,186
Total loans	$987,167	$3,163,190	$2,350,327	$1,198,074	$7,698,758

The stated interest rate (which excludes the effects of non-refundable loan origination and commitment fees, net of costs and the accretion of fair value marks) of total loans with maturities over one year is as follows at the dates indicated:

	March 31, 2024
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate
Commercial
Commercial and industrial	$619,777	5.47%	$977,302	8.32%	$1,597,079	7.22%
Municipal and non-profit(1)	1,055,149	3.87%	20,868	5.45%	1,076,017	4.01%
Owner occupied commercial real estate	387,178	4.69%	636,828	7.24%	1,024,006	6.39%
Food and agribusiness	31,295	5.75%	153,177	8.05%	184,472	7.66%
Total commercial	2,093,399	4.58%	1,788,175	7.88%	3,881,574	6.15%
Commercial real estate non-owner occupied	498,716	4.54%	946,469	6.59%	1,445,185	5.88%
Residential real estate	548,096	4.22%	716,363	5.34%	1,264,459	4.85%
Consumer	8,246	5.98%	3,533	8.26%	11,779	6.67%
Total loans with > 1 year maturity	$3,148,457	4.51%	$3,454,540	7.00%	$6,602,997	5.84%

	December 31, 2023
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate
Commercial
Commercial and industrial	$644,128	5.37%	$1,040,219	8.30%	$1,684,347	7.18%
Municipal and non-profit(1)	1,048,816	3.81%	21,029	5.46%	1,069,845	3.93%
Owner occupied commercial real estate	401,464	4.67%	636,010	7.12%	1,037,474	6.27%
Food and agribusiness	33,539	5.73%	169,464	8.07%	203,003	7.68%
Total commercial	2,127,947	4.52%	1,866,722	7.84%	3,994,669	6.11%
Commercial real estate non-owner occupied	533,105	4.54%	928,219	6.55%	1,461,324	5.82%
Residential real estate	550,974	4.16%	714,490	5.29%	1,265,464	4.80%
Consumer	8,931	5.88%	3,796	8.32%	12,727	6.60%
Total loans with > 1 year maturity	$3,220,957	4.47%	$3,513,227	6.98%	$6,734,184	5.80%

(1)

Included in municipal and non-profit fixed rate loans are loans totaling $352,509 and $351,015 that have been swapped to variable rates at current market pricing at March 31, 2024 and December 31, 2023, respectively. Included in the municipal and non-profit segment are tax exempt loans totaling $846,930 and $868,842 with an FTE weighted average rate of 4.54% and 4.31% at March 31, 2024 and December 31, 2023, respectively.

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

The Company’s policy is to review each prospective credit to determine the appropriateness and the adequacy of security or collateral prior to making a loan. In the event of borrower default, the Company seeks recovery in compliance with lending laws, the respective loan agreements, and credit monitoring and remediation procedures that may include modifying a loan to provide a concession by the Company to the borrower from their original terms due to borrower financial difficulties in order to facilitate repayment. Such modified loans are considered troubled debt modifications (“TDM”). TDMs may include principal forgiveness, interest rate reductions, other-than-insignificant-payment delays, term extensions or any combination thereof. Assets that have been foreclosed on or acquired through deed-in-lieu of foreclosure are classified as OREO until sold, and are carried at the fair value of the collateral less estimated costs to sell, with any initial valuation adjustments charged to the ACL and any subsequent declines in carrying value charged to impairments on OREO.

Non-performing assets and past due loans

Non-performing assets consist of non-accrual loans and OREO. Interest income that would have been recorded had non-accrual loans performed in accordance with their original contract terms during the three months ended March 31, 2024 and 2023 was $0.6 million and $0.1 million, respectively.

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

The following table sets forth the non-performing assets and past due loans as of the dates presented:

	March 31, 2024	December 31, 2023
Non-accrual loans:
Non-accrual loans, excluding modified loans	$15,740	$14,756
Modified loans on non-accrual	20,077	13,472
Non-performing loans	35,817	28,228
OREO	4,064	4,088
Total non-performing assets	$39,881	$32,316

Loans 30-89 days past due and still accruing interest	$3,495	$12,232
Loans 90 days or more past due and still accruing interest	1	591
Non-accrual loans	35,817	28,228
Total past due and non-accrual loans	$39,313	$41,051
Accruing modified loans	$10,819	$15,148
Allowance for credit losses	97,607	97,947
Non-performing loans to total loans	0.47%	0.37%
Total 90 days past due and still accruing interest and non-accrual loans to total loans	0.47%	0.37%
Total non-performing assets to total loans and OREO	0.53%	0.42%
ACL to non-performing loans	272.52%	346.99%

During the first quarter of 2024, total non-performing loans increased $7.6 million from December 31, 2023. Loans 30-89 days past due and still accruing interest were 0.05% and 0.16% of total loans at March 31, 2024 and December 31, 2023, respectively. Loans 90 days or more past due and still accruing interest were zero percent and 0.01% at March 31, 2024 and December 31, 2023, respectively.

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

Net charge-offs on loans during the three months ended March 31, 2024 totaled $0.1 million, and the ratio of annualized net charge-offs to average total loans totaled 0.00%. During the first quarter of 2024, the Company recorded a decrease in the allowance for credit losses of $0.3 million. Specific reserves on loans totaled $9.8 million at March 31, 2024.

Net charge-offs on loans during the three months ended March 31, 2023 totaled $0.3 million, and the ratio of annualized net charge-offs to average total loans totaled 0.01%. During the first quarter of 2023, the Company recorded an increase in the allowance for credit losses of $1.0 million driven by loan growth. Specific reserves on loans totaled $4.4 million at March 31, 2023.

The Company has elected to exclude AIR from the ACL calculation. As of March 31, 2024 and December 31, 2023, AIR from loans totaled $45.9 million and $42.4 million, respectively. When a loan is placed on non-accrual, any recorded AIR is reversed against interest income.

Total ACL

After considering the above mentioned factors, we believe that the ACL of $97.6 million is adequate to cover estimated lifetime losses inherent in the loan portfolio at March 31, 2024. However, it is likely that future adjustments to the ACL will be necessary. Any changes to the underlying assumptions, circumstances or estimates, including but not limited to changes in the underlying macro-economic forecast, used in determining the ACL, could negatively or positively affect the Company's results of operations, liquidity or financial condition.

The following schedule presents, by class stratification, the changes in the ACL during the periods listed:

	As of and for the three months ended
	March 31, 2024		March 31, 2023
	Total loans	% NCOs(1)	Total loans	% NCOs(1)
Beginning balance	$97,947		$89,553
Charge-offs:
Commercial	(24)	0.00%	—	0.00%
Commercial real estate non-owner occupied	—	0.00%	—	0.00%
Residential real estate	—	0.00%	—	0.00%
Consumer	(254)	0.01%	(325)	0.02%
Total charge-offs	(278)		(325)
Recoveries	188		65
Net charge-offs	(90)	0.00%	(260)	0.01%
Provision (release) expense for credit losses	(250)		1,050
Ending allowance for credit losses	$97,607		$90,343
Ratio of ACL to total loans outstanding at period end	1.29%		1.23%
Ratio of ACL to total non-performing loans at period end	272.52%		946.40%
Total loans	$7,569,052		$7,345,298
Average total loans outstanding during the period	7,632,635		7,257,639
Non-performing loans	35,817		9,546

(1)	Ratio of annualized net charge-offs to average total loans.

The following tables present the allocation of the ACL and the percentage of the total amount of loans in each loan category listed as of the dates presented:

	March 31, 2024
				ACL as a %
	Total loans	% of total loans	Related ACL	of total ACL
Commercial	$4,381,780	57.9%	$46,315	47.4%
Commercial real estate non-owner occupied	1,860,199	24.6%	30,838	31.6%
Residential real estate	1,310,204	17.3%	20,100	20.6%
Consumer	16,869	0.2%	354	0.4%
Total	$7,569,052	100.0%	$97,607	100.0%

	December 31, 2023
				ACL as a %
	Total loans	% of total loans	Related ACL	of total ACL
Commercial	$4,499,035	58.4%	$45,304	46.3%
Commercial real estate non-owner occupied	1,856,750	24.1%	32,665	33.3%
Residential real estate	1,323,787	17.2%	19,550	20.0%
Consumer	19,186	0.3%	428	0.4%
Total	$7,698,758	100.0%	$97,947	100.0%

Deposits

Deposits from banking clients serve as a primary funding source for our banking operations, and our ability to gather and manage deposit levels is critical to our success. Deposits not only provide a lower-cost funding source for our loans, but also provide a foundation for the client relationships that are critical to future loan growth. We maintain a granular and well diversified deposit base with no exposure to venture capital or crypto deposits. The following table presents information regarding our deposit composition at March 31, 2024 and December 31, 2023:

					Increase (decrease)
	March 31, 2024		December 31, 2023		Amount	% Change
Non-interest bearing demand deposits	$2,292,917	26.9%	$2,361,367	28.8%	$(68,450)	(2.9)%
Interest bearing demand deposits	1,427,856	16.8%	1,480,042	18.1%	(52,186)	(3.5)%
Savings accounts	652,560	7.6%	661,244	8.1%	(8,684)	(1.3)%
Money market accounts	3,148,453	37.0%	2,705,768	33.0%	442,685	16.4%
Total transaction deposits	7,521,786	88.3%	7,208,421	88.0%	313,365	4.3%
Time deposits < $250,000	709,695	8.3%	692,696	8.5%	16,999	2.5%
Time deposits > $250,000	286,281	3.4%	289,274	3.5%	(2,993)	(1.0)%
Total time deposits	995,976	11.7%	981,970	12.0%	14,006	1.4%
Total deposits	$8,517,762	100.0%	$8,190,391	100.0%	$327,371	4.0%

The following table shows uninsured time deposits by scheduled maturity as of March 31, 2024:

March 31, 2024
Three months or less	$56,465
Over 3 months through 6 months	34,052
Over 6 months through 12 months	73,727
Thereafter	60,643
Total uninsured time deposits	$224,887

At March 31, 2024 and December 31 2023, time deposits that were scheduled to mature within 12 months totaled $746.1 million and $689.0 million, respectively. Of the time deposits scheduled to mature within 12 months at March 31, 2024, $222.2 million were in denominations of $250,000 or more, and $523.9 million were in denominations less than $250,000. Approximately 79% of our total deposits were FDIC insured at March 31, 2024. Additionally, the Company participates in the IntraFi Cash Service program, which allows depositors to receive reciprocal FDIC insurance coverage. The Company had $930.9 million and $944.3 million of deposits in the program as of March 31, 2024 and December 31, 2023, respectively.

Long-term debt

The Company holds a subordinated note purchase agreement to issue and sell a fixed-to-floating rate note totaling $40.0 million. The balance on the note at March 31, 2024 and December 31, 2023, net of long-term debt issuance costs totaling $0.3 million, totaled $39.7 million. Interest expense totaling $0.3 million and $0.3 million was recorded in the consolidated statements of operations during the three months ended March 31, 2024 and 2023, respectively.

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

As part of the acquisition of BOJH on October 1, 2022, the Company assumed three subordinated note purchase agreements to issue and sell fixed-to-floating rates totaling $15.0 million. The balance on the notes at March 31, 2024, net of a fair value adjustment related to the acquisition totaling $0.4 million, totaled $14.6 million. At December 31, 2023, the balance on the notes, net of the fair value adjustment from the acquisition totaling $0.5 million, totaled $14.5 million. Interest expense related to the notes totaling $0.1 million and $0.1 million was recorded in the consolidated statements of operations during the three months ended March 31, 2024 and 2023, respectively.

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

Other borrowings

As of March 31, 2024 and December 31, 2023, the Company sold securities under agreements to repurchase totaling $19.6 million for both periods. In addition, as a member of the FHLB, the Company has access to a line of credit and term financing from the FHLB with total available credit of $1.8 billion at March 31, 2024. The Company may utilize the FHLB line of credit as a funding mechanism for originated loans and loans held for sale. The Banks had no outstanding borrowings with the FHLB at March 31, 2024. At December 31, 2023, the Company had $340.0 million of outstanding borrowings with the FHLB. The Company may pledge investment securities and loans as collateral for FHLB advances. There were no investment securities pledged at March 31, 2024 or December 31, 2023. Loans pledged were $2.5 billion and $2.6 billion at March 31, 2024 and December 31, 2023, respectively. The Company incurred $3.2 million and $7.1 million of interest expense related to FHLB advances or other short-term borrowings for the three months ended March 31, 2024 and 2023, respectively.

Regulatory Capital

Our subsidiary banks and the holding company are subject to the regulatory capital adequacy requirements of the Federal Reserve Board and the FDIC, as applicable. Failure to meet the minimum capital requirements can initiate certain mandatory and possibly further discretionary actions by regulators that could have a material adverse effect on us. At March 31, 2024 and December 31, 2023, our subsidiary banks and the consolidated holding company exceeded all capital ratio requirements under prompt corrective action and other regulatory requirements, as further detailed in note 10 of our consolidated financial statements.

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

Overview of results of operations

Net income totaled $31.4 million, or $0.82 per diluted share, during the three months ended March 31, 2024, compared to $40.3 million, or $1.06 per diluted share, during the three months ended March 31, 2023. The decrease in net income was largely driven by lower net interest income due to an increase in cost of funds outpacing the increase in interest income. The return on average tangible assets was 1.39% and 1.80% during the three months ended March 31, 2024 and 2023, respectively, and the return on average tangible common equity was 15.14% and 20.86%, respectively.

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

The table below presents the components of net interest income on a FTE basis for the three months ended March 31, 2024 and 2023.

	For the three months ended			For the three months ended
	March 31, 2024			March 31, 2023
	Average balance	Interest	Average rate	Average balance	Interest	Average rate
Interest earning assets:
Originated loans FTE(1)(2)(3)	$6,046,849	$100,914	6.71%	$5,514,704	$79,167	5.82%
Acquired loans	1,611,521	24,289	6.06%	1,771,224	27,023	6.19%
Loans held for sale	12,017	225	7.53%	21,753	346	6.45%
Investment securities available-for-sale	751,168	4,103	2.18%	810,257	3,989	1.97%
Investment securities held-to-maturity	579,160	2,514	1.74%	646,646	2,871	1.78%
Other securities	35,036	616	7.03%	51,366	898	6.99%
Interest earning deposits	91,579	763	3.35%	86,790	653	3.05%
Total interest earning assets FTE(2)	$9,127,330	$133,424	5.88%	$8,902,740	$114,947	5.24%
Cash and due from banks	$102,583			$118,607
Other assets	756,230			687,940
Allowance for credit losses	(97,882)			(89,831)
Total assets	$9,888,261			$9,619,456
Interest bearing liabilities:
Interest bearing demand, savings and money market deposits	$4,947,811	$36,413	2.96%	$3,766,203	$7,759	0.84%
Time deposits	990,041	7,584	3.08%	922,521	3,290	1.45%
Securities sold under agreements to repurchase	18,929	6	0.13%	20,045	6	0.12%
Long-term debt, net	54,229	518	3.84%	53,918	518	3.90%
Federal Home Loan Bank advances	228,236	3,181	5.61%	597,833	7,071	4.80%
Total interest bearing liabilities	$6,239,246	$47,702	3.07%	$5,360,520	$18,644	1.41%
Demand deposits	$2,280,997			$3,004,643
Other liabilities	141,735			135,175
Total liabilities	8,661,978			8,500,338
Shareholders' equity	1,226,283			1,119,118
Total liabilities and shareholders' equity	$9,888,261			$9,619,456
Net interest income FTE(2)		$85,722			$96,303
Interest rate spread FTE(2)			2.81%			3.83%
Net interest earning assets	$2,888,084			$3,542,220
Net interest margin FTE(2)			3.78%			4.39%
Average transaction deposits	$7,228,808			$6,770,846
Average total deposits	8,218,849			7,693,367
Ratio of average interest earning assets to average interest bearing liabilities	146.29%			166.08%

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Presented on an FTE basis using the statutory tax rate of 21% for all periods presented. The taxable equivalent adjustments included above are $1,692 and $1,414 for the three months ended March 31, 2024 and 2023, respectively.

(3)	Loan fees included in interest income totaled $2,951 and $2,899 for the three months ended March 31, 2024 and 2023, respectively.

Net interest income totaled $84.0 million and $94.9 million during the three months ended March 31, 2024 and 2023, respectively. Net interest income on an FTE basis totaled $85.7 million and $96.3 million during the three months ended March 31, 2024 and 2023, respectively. The yield on earning assets increased 63 basis points, driven by an increase in earning assets and increases in the Federal Reserve’s interest rates. During the three months ended March 31, 2024, the cost of funds totaled 2.25%, compared to 0.90%, for the same period during 2023.

Average loans comprised $7.7 billion, or 83.9%, of total average interest earning assets during the three months ended March 31, 2024, compared to $7.3 billion, or 81.8%, during the three months ended March 31, 2023. The increase in average loan balances was driven by organic loan originations.

Average investment securities comprised 14.6% and 16.4% of total interest earning assets during the three months ended March 31, 2024 and 2023, respectively. Average interest bearing cash balances totaled $91.6 million during the three months ended March 31, 2024, compared to $86.8 million for the same period in the prior year.

Average interest bearing liabilities increased $0.9 billion during the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase was driven by increases in interest bearing demand, savings and money market deposits totaling $1.2 billion, and time deposits of $67.5 million. The increase was partially offset by a decrease in FHLB advances of $369.6 million.

The following table summarizes the changes in net interest income on an FTE basis by major category of interest earning assets and interest bearing liabilities, identifying changes related to volume and changes related to rates for the three months ended March 31, 2024, compared to the three months ended March 31, 2023:

	Three months ended March 31, 2024
	compared to
	Three months ended March 31, 2023
	Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Originated loans FTE(1)(2)(3)	$8,881	$12,866	$21,747
Acquired loans	(2,407)	(327)	(2,734)
Loans held for sale	(182)	61	(121)
Investment securities available-for-sale	(323)	437	114
Investment securities held-to-maturity	(293)	(64)	(357)
Other securities	(287)	5	(282)
Interest earning deposits	40	70	110
Total interest income	$5,429	$13,048	$18,477
Interest expense:
Interest bearing demand, savings and money market deposits	$8,696	$19,958	$28,654
Time deposits	517	3,777	4,294
Long-term debt, net	3	(3)	—
Federal Home Loan Bank advances	(5,151)	1,261	(3,890)
Total interest expense	4,065	24,993	29,058
Net change in net interest income	$1,364	$(11,945)	$(10,581)

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Presented on an FTE basis using the statutory tax rate of 21% for all periods presented. The taxable equivalent adjustments included above are $1,692 and $1,414 for three months ended March 31, 2024 and 2023, respectively.

(3)	Loan fees included in interest income totaled $2,951 and $2,899 for the three months ended March 31, 2024 and 2023, respectively.

Below is a breakdown of average deposits and the average rates paid during the periods indicated:

	For the three months ended
	March 31, 2024		March 31, 2023
		Average		Average
	Average	rate	Average	rate
	balance	paid	balance	paid
Non-interest bearing demand	$2,280,997	0.00%	$3,004,643	0.00%
Interest bearing demand	1,417,972	2.99%	926,529	0.98%
Money market accounts	2,873,648	3.42%	1,993,541	0.97%
Savings accounts	656,191	0.86%	846,133	0.37%
Time deposits	990,041	3.08%	922,521	1.45%
Total average deposits	$8,218,849	2.15%	$7,693,367	0.58%

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

The Company recorded no provision expense for credit loss for the three months ended March 31, 2024. During the three months ended March 31, 2023, the Company recorded a provision expense for credit losses of $0.9 million, driven by loan growth. The allowance for credit losses totaled 1.29% of total loans at March 31, 2024, compared to the allowance for credit losses of 1.23% at March 31, 2023.

Non-interest income

The table below details the components of non-interest income for the periods presented:

	For the three months ended March 31,		2024 vs 2023
			Increase (decrease)
	2024	2023	Amount	% Change
Service charges	$4,391	$4,101	$290	7.1%
Bank card fees	4,578	4,637	(59)	(1.3)%
Mortgage banking income	2,655	3,216	(561)	(17.4)%
Bank-owned life insurance income	733	645	88	13.6%
Other non-interest income	5,337	2,066	3,271	158.3%
Total non-interest income	$17,694	$14,665	$3,029	20.7%

During the three months ended March 31, 2024, non-interest income increased $3.0 million, or 20.7%, compared to the first quarter of 2023. The increase was driven by our diversified sources of fee revenue. Other non-interest income increased $3.3 million and included increases in SBA loan income, trust income, Cambr income, fair value adjustments on company-owned life insurance, swap fee income and a $0.6 million gain from the sale of a banking center building. Service charges and bank card fees increased a combined $0.2 million. Mortgage banking income decreased $0.6 million.

Non-interest expense

The table below details the components of non-interest expense for the periods presented:

	For the three months ended March 31,		2024 vs 2023
			Increase (decrease)
	2024	2023	Amount	% Change
Salaries and benefits	$36,520	$32,989	$3,531	10.7%
Occupancy and equipment	9,941	9,073	868	9.6%
Data processing	4,066	3,752	314	8.4%
Marketing and business development	962	870	92	10.6%
FDIC deposit insurance	1,345	2,178	(833)	(38.2)%
Bank card expenses	1,349	1,328	21	1.6%
Professional fees	1,646	2,590	(944)	(36.4)%
Other non-interest expense	4,997	4,149	848	20.4%
Other intangible assets amortization	2,008	1,363	645	47.3%
Total non-interest expense	$62,834	$58,292	$4,542	7.8%

During the three months ended March 31, 2024, non-interest expense increased $4.5 million, or 7.8%, compared to the first quarter of 2023. Salaries and benefits increased $3.5 million primarily due to payroll tax credits realized in the first quarter of 2023. Occupancy and equipment increased $0.9 million, and other intangible assets amortization increased $0.6 million due to intangible assets acquired through our Cambr acquisition in April of 2023. These increases were partially offset by a decrease of $0.9 million in professional fees and a $0.8 million reduction in FDIC deposit insurance expense.

Income taxes

Income tax expense was $7.5 million for the three months ended March 31, 2024, compared to an income tax expense of $10.1 million for the three months ended March 31, 2023. The effective tax rate for the three months ended March 31, 2024 was 19.3%, compared to 20.0% for the three months ended March 31, 2023.

Additional information regarding income taxes can be found in note 19 of our audited consolidated financial statements in our 2023 Annual Report on Form 10-K.

Liquidity and Capital Resources

Liquidity

Liquidity risk management is an important element in our asset/liability management. Liquidity is monitored and managed to ensure that sufficient funds are available to operate our business and pay our obligations to depositors and other creditors, while providing ample available funds for opportunistic and strategic investments. The Company’s corporate treasury team measures liquidity needs through daily cash monitoring, weekly cash projections and monthly liquidity measures reviewed in conjunction with Board-approved liquidity policy limits. We also regularly conduct Board-approved contingency funding plan stress tests to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed problematic by management. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs and are monitored monthly by our Asset and Liability Committee. As of March 31, 2024, the Banks had sufficient liquidity to cover all expected and unexpected uses of cash as modeled by various short-term and long-term liquidity stress scenarios.

Our primary sources of funds include but are not limited to cash on hand, the investment securities portfolio, federal funds purchased, deposits, funds provided from operations, prepayments and maturities of loans.

On-balance sheet liquidity is represented by our cash and cash equivalents, and unencumbered investment securities, and is detailed in the table below as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Cash and due from banks	$292,931	$190,826
Unencumbered investment securities, at fair value	408,009	338,555
Total	$700,940	$529,381

Total on-balance sheet liquidity increased $171.6 million at March 31, 2024 compared to December 31, 2023, due to higher cash and due from banks of $102.1 million and higher unencumbered investment securities of $69.5 million.

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

The Company had pledged $2.5 billion of loans as collateral to the FHLB at March 31, 2024 and $2.6 billion at December 31, 2023. FHLB borrowing availability, lines of credit and other short-term borrowing availability totaled $1.8 billion at March 31, 2024. At March 31, 2024, the Company had no outstanding borrowings with the FHLB. At December 31, 2023, the Company had $340.0 million of outstanding borrowings with the FHLB.

The Company’s acquisition of Cambr Solutions, LLC in April 2023 also added a funding source by providing on-demand access to bring deposits onto our balance sheet. We anticipate that the sources of liquidity discussed above will provide adequate funding and liquidity for at least a 12-month period, and we may utilize any combination of these funding sources for long-term liquidity needs if deemed prudent.

Our primary uses of funds are loan fundings, investment security purchases, withdrawals of deposits, capital expenditures, operating expenses, and share repurchases.

At present, financing activities primarily consist of changes in deposits and repurchase agreements, and advances from the FHLB, in addition to the payment of dividends and the repurchase of our common stock. Maturing time deposits represent a potential use of funds. As of March 31, 2024, $746.1 million of time deposits were scheduled to mature within 12 months. Based on the current interest rate environment and market conditions, our consumer banking strategy is to focus on attracting and maintaining both lower cost transaction accounts and time deposits.

During 2021, the Company entered into a subordinated note purchase agreement to issue and sell a fixed-to-floating note. The Company deployed the net proceeds from the sale of the note for general corporate purposes. The note is not subject to redemption at the option of the holder. Additionally, as part of the acquisition of BOJH on October 1, 2022, the Company assumed three subordinated note purchase agreements to issue and sell fixed-to-floating rate notes. The balance on all subordinated notes totaled $54.3 million at March 31, 2024. At December 31, 2023, the balance on the notes, totaled $54.2 million.

Exclusive from the investing activities related to acquisitions, our primary investing activities are loan fundings and pay-offs and paydowns of loans and purchases and sales of investment securities. At March 31, 2024, pledgeable investment securities represented a significant source of liquidity. Our available-for-sale investment securities are carried at fair value and our held-to-maturity securities are carried at amortized cost. Our collective investment securities portfolio totaled $1.3 billion at March 31, 2024, inclusive of pre-tax net unrealized losses of $103.1 million on the available-for-sale securities portfolio. Additionally, our held-to-maturity securities portfolio had $85.1 million of pre-tax net unrealized losses at March 31, 2024. The gross unrealized gains and losses are detailed in note 3 of our consolidated financial statements. As of March 31, 2024, our investment securities portfolio consisted primarily of MBS, all of which were issued or guaranteed by U.S. Government agencies or sponsored enterprises. The anticipated repayments and marketability of these securities offer substantial resources and flexibility to meet new loan demand, reinvest in the investment securities portfolio, or provide optionality for reductions in our deposit funding base.

Capital

Under the Basel III requirements, at March 31, 2024, the Company, NBH Bank and Bank of Jackson Hole Trust met all capital adequacy requirements, and the Banks had regulatory capital ratios in excess of the levels established for well-capitalized institutions. For more information on regulatory capital, see note 10 in our consolidated financial statements.

Our shareholders' equity is impacted by earnings, changes in unrealized gains and losses on securities, net of tax, stock-based compensation activity, share repurchases, shares issued in connection with acquisitions and the payment of dividends.

The Board of Directors has from time to time authorized multiple programs to repurchase shares of the Company’s common stock either in open market or in privately negotiated transactions in accordance with applicable regulations of the SEC. On May 9, 2023, the Company’s Board of Directors authorized a new program to repurchase up to $50.0 million of the Company’s stock. The remaining authorization under the program as of March 31, 2024 was $50.0 million.

On May 1, 2024, our Board of Directors declared a quarterly dividend of $0.28 per common share, payable on June 14, 2024 to shareholders of record at the close of business on May 31, 2024.

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

Our interest rate risk model indicated that the Company was in a relatively neutral position in terms of interest rate sensitivity at March 31, 2024. At March 31, 2024, our liability sensitivity position increased slightly from December 31, 2023, primarily driven by balance sheet mix change, mainly due to shifting of non-interest bearing deposits into interest-bearing deposits. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 100 and 200 basis point decrease in interest rates on net interest income based on the interest rate risk model at March 31, 2024 at the respective dates:

Hypothetical
shift in interest	% change in projected net interest income
rates (in bps)	March 31, 2024	December 31, 2023
200	(0.19)%	(0.18)%
100	(0.05)%	(0.06)%
(100)	(0.23)%	(0.09)%
(200)	(0.61)%	(0.33)%

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

As part of the asset/liability management strategy to manage primary market risk exposures expected to be in effect in future reporting periods, management has executed interest rate derivatives primarily using floors and collars. For further discussion of the Company’s derivative contracts refer to note 15. The strategy with respect to liabilities has been to continue to emphasize transaction deposit growth, particularly non-interest or low interest bearing non-maturing deposit accounts while building long-term client relationships. Non-maturing deposit accounts totaled 88.3% of total deposits at March 31, 2024, compared to 88.0% at December 31, 2023.

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

Off-Balance Sheet Activities

In the normal course of business, we are a party to various contractual obligations, commitments and other off-balance sheet activities that contain credit, market, and operational risk that are not required to be reflected in our consolidated financial statements. The most significant of these are the loan commitments that we enter into to meet the financing needs of clients, including commitments to extend credit, commercial and consumer lines of credit and standby letters of credit. As of March 31, 2024 and December 31, 2023, we had loan commitments totaling $1.6 billion for both periods, and standby letters of credit that totaled $11.7 million and $13.0 million, respectively. Unused commitments do not necessarily represent future credit exposure or cash requirements, as commitments often expire without being drawn upon.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is provided under the caption Asset/Liability Management and Interest Rate Risk in Part I, Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.

Item 4. CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange

Act of 1934, as of March 31, 2024. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.

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

Item 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

				Maximum
			Total number of	approximate dollar
			shares purchased	value of shares
			as part of publicly	that may yet be
	Total number	Average price	announced plans	purchased under the
Period	of shares purchased	paid per share	or programs	plans or programs (2)
February 1 - February 29, 2024(1)	570	33.70	—	50,000,000
March 1 - March 31, 2024(1)	7,167	33.75	—	50,000,000
Total	7,737	33.74	—

(1)

Represents shares purchased other than through publicly announced plans purchased pursuant to the Company’s stock incentive plans at the then current market value in satisfaction of stock option exercise prices, settlements of restricted stock and tax withholdings.

(2)

On May 9, 2023, the Company’s Board of Directors authorized a new program to repurchase up to $50.0 million of the Company’s stock from time to time in either the open market or through privately negotiated transactions. The remaining authorization under the program as of March 31, 2024 was $50.0 million.

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

Date: May 1, 2024