Form 10-Q
period 2024-06-30
National Bank Holdings Corp
filed 2024-07-31
CIK 1475841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

(Address of principal executive offices) (Zip Code)

Registrant’s telephone, including area code: (303) 892-8715

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Class A Common Stock, Par Value $0.01	NBHC	NYSE

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

As of July 26, 2024, the registrant had outstanding 37,917,773 shares of Class A voting common stock, each with $0.01 par value per share, excluding 317,907 shares of restricted Class A common stock issued but not yet vested.

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

Forward-looking statements involve certain important risks, uncertainties and other factors, any of which could cause actual results to differ materially from those in such statements and, therefore, the reader is cautioned not to place undue reliance on such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

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

●       effects of inflation, including its associated impact on labor costs, as well as interest rate, securities market and monetary supply fluctuations;

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

●       our ability to integrate acquisitions or consolidations and to achieve synergies, operating efficiencies and/or other expected benefits within expected timeframes, or at all, or within expected cost projections, and to preserve the goodwill of acquired financial institutions;

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

PART I: FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)

(In thousands, except share and per share data)

	June 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$144,993	$190,826
Investment securities available-for-sale (at fair value)	691,076	628,829
Investment securities held-to-maturity (fair value of $468,889 and $504,328 at June 30, 2024 and December 31, 2023, respectively)	554,686	585,052
Non-marketable securities	72,987	90,477
Loans	7,722,153	7,698,758
Allowance for credit losses	(96,457)	(97,947)
Loans, net	7,625,696	7,600,811
Loans held for sale	18,787	18,854
Other real estate owned	1,526	4,088
Premises and equipment, net	177,456	162,733
Goodwill	306,043	306,043
Intangible assets, net	62,356	66,025
Other assets	315,245	297,326
Total assets	$9,970,851	$9,951,064
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing demand deposits	$2,229,432	$2,361,367
Interest bearing demand deposits	1,420,942	1,480,042
Savings and money market	3,703,810	3,367,012
Time deposits	1,022,741	981,970
Total deposits	8,376,925	8,190,391
Securities sold under agreements to repurchase	19,465	19,627
Long-term debt, net	54,356	54,200
Federal Home Loan Bank advances	35,000	340,000
Other liabilities	237,461	134,039
Total liabilities	8,723,207	8,738,257
Shareholders’ equity:
Common stock, par value $0.01 per share: 400,000,000 shares authorized; 51,487,888 and 51,487,907 shares issued; 37,899,453 and 37,784,851 shares outstanding at June 30, 2024 and December 31, 2023, respectively	515	515
Additional paid-in capital	1,161,804	1,162,269
Retained earnings	469,630	433,126
Treasury stock of 13,269,143 and 13,462,472 shares at June 30, 2024 and December 31, 2023, respectively, at cost	(303,880)	(306,702)
Accumulated other comprehensive loss, net of tax	(80,425)	(76,401)
Total shareholders’ equity	1,247,644	1,212,807
Total liabilities and shareholders’ equity	$9,970,851	$9,951,064

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share data)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Interest and dividend income:
Interest and fees on loans	$123,865	$111,954	$247,601	$217,075
Interest and dividends on investment securities	7,520	6,690	14,137	13,551
Dividends on non-marketable securities	377	914	993	1,812
Interest on interest bearing bank deposits	685	1,511	1,448	2,164
Total interest and dividend income	132,447	121,069	264,179	234,602
Interest expense:
Interest on deposits	48,217	25,143	92,214	36,192
Interest on borrowings	656	6,142	4,361	13,737
Total interest expense	48,873	31,285	96,575	49,929
Net interest income before provision for credit losses	83,574	89,784	167,604	184,673
Provision for credit loss expense	2,776	1,700	2,776	2,600
Net interest income after provision for credit losses	80,798	88,084	164,828	182,073
Non-interest income:
Service charges	4,295	4,444	8,686	8,545
Bank card fees	4,882	5,091	9,460	9,728
Mortgage banking income	3,296	3,710	5,951	6,926
Bank-owned life insurance income	736	1,032	1,469	1,677
Other non-interest income	820	(454)	6,157	1,612
Total non-interest income	14,029	13,823	31,723	28,488
Non-interest expense:
Salaries and benefits	36,933	35,215	73,453	68,204
Occupancy and equipment	10,120	9,126	20,061	18,199
Data processing	4,117	2,959	8,183	6,711
Marketing and business development	783	1,090	1,745	1,960
FDIC deposit insurance	1,431	1,569	2,776	3,747
Bank card expenses	1,391	1,265	2,740	2,593
Professional fees	1,706	3,146	3,352	5,736
Other non-interest expense	4,617	4,604	9,614	8,753
Other intangible assets amortization	1,977	2,007	3,985	3,370
Total non-interest expense	63,075	60,981	125,909	119,273
Income before income taxes	31,752	40,926	70,642	91,288
Income tax expense	5,617	8,369	13,116	18,448
Net income	$26,135	$32,557	$57,526	$72,840
Earnings per share—basic	$0.68	$0.86	$1.51	$1.92
Earnings per share—diluted	0.68	0.85	1.50	1.91
Weighted average number of common shares outstanding:
Basic	38,210,869	37,957,287	38,121,114	37,871,862
Diluted	38,372,777	38,107,326	38,299,435	38,092,708

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$26,135	$32,557	$57,526	$72,840
Other comprehensive loss, net of tax:
Securities available-for-sale:
Net unrealized (losses) gains arising during the period, net of tax benefit of $230 and $2,597 for the three months ended June 30, 2024 and 2023, respectively; and net of tax benefit (expense) of $1,215 and ($135) for the six months ended June 30, 2024 and 2023, respectively	(278)	(8,513)	(3,368)	442
Less: amortization of net unrealized holding gains to income, net of tax benefit of $7 and $14 for the three months ended June 30, 2024 and 2023, respectively; and net of tax benefit of $15 and $29 for the six months ended June 30, 2024 and 2023, respectively	(20)	(45)	(45)	(96)
Cash flow hedges:
Net unrealized gains (losses) arising during the period, net of tax (expense) benefit of ($24) and $468 for the three months ended June 30, 2024 and 2023, respectively; and net of tax benefit of $48 and $355 for the six months ended June 30, 2024 and 2023, respectively	80	(1,537)	(110)	(1,173)
Less: reclassification adjustment for losses (gains) included in net income, net of tax benefit of $1 and $32 for the three months ended June 30, 2024 and 2023, respectively; and net of tax (expense) benefit of ($151) and $124 for the six months ended June 30, 2024 and 2023, respectively	2	108	(501)	417
Other comprehensive loss	(216)	(9,987)	(4,024)	(410)
Comprehensive income	$25,919	$22,570	$53,502	$72,430

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(In thousands, except share and per share data)

	For the three months ended June 30,
					Accumulated
		Additional			other
	Common	paid-in	Retained	Treasury	comprehensive
	stock	capital	earnings	stock	loss, net	Total
Balance, March 31, 2023	$515	$1,160,436	$361,440	$(310,037)	$(78,627)	$1,133,727
Net income	—	—	32,557	—	—	32,557
Stock-based compensation	—	2,219	—	—	—	2,219
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $2,278, net	—	(3,928)	—	2,649	—	(1,279)
Cash dividends declared ($0.26 per share)	—	—	(9,903)	—	—	(9,903)
Other comprehensive loss	—	—	—	—	(9,987)	(9,987)
Balance, June 30, 2023	$515	$1,158,727	$384,094	$(307,388)	$(88,614)	$1,147,334
Balance, March 31, 2024	$515	$1,163,773	$454,211	$(306,460)	$(80,209)	$1,231,830
Net income	—	—	26,135	—	—	26,135
Stock-based compensation	—	2,088	—	—	—	2,088
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $3,620, net	—	(4,057)	—	2,580	—	(1,477)
Cash dividends declared ($0.28 per share)	—	—	(10,716)	—	—	(10,716)
Other comprehensive loss	—	—	—	—	(216)	(216)
Balance, June 30, 2024	$515	$1,161,804	$469,630	$(303,880)	$(80,425)	$1,247,644

	For the six months ended June 30,
					Accumulated
		Additional			other
	Common	paid-in	Retained	Treasury	comprehensive
	stock	capital	earnings	stock	loss, net	Total
Balance, December 31, 2022	$515	$1,159,508	$330,721	$(310,338)	$(88,204)	$1,092,202
Net income	—	—	72,840	—	—	72,840
Stock-based compensation	—	3,646	—	—	—	3,646
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $3,031, net	—	(4,427)	—	2,950	—	(1,477)
Cash dividends declared ($0.51 per share)	—	—	(19,467)	—	—	(19,467)
Other comprehensive loss	—	—	—	—	(410)	(410)
Balance, June 30, 2023	$515	$1,158,727	$384,094	$(307,388)	$(88,614)	$1,147,334
Balance, December 31, 2023	$515	$1,162,269	$433,126	$(306,702)	$(76,401)	$1,212,807
Net income	—	—	57,526	—	—	57,526
Stock-based compensation	—	3,665	—	—	—	3,665
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $3,989, net	—	(4,130)	—	2,822	—	(1,308)
Cash dividends declared ($0.55 per share)	—	—	(21,022)	—	—	(21,022)
Other comprehensive loss	—	—	—	—	(4,024)	(4,024)
Balance, June 30, 2024	$515	$1,161,804	$469,630	$(303,880)	$(80,425)	$1,247,644

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the six months ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$57,526	$72,840
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit loss expense	2,776	2,600
Depreciation and amortization	12,023	11,377
Change in current income tax receivable	(502)	2,384
Change in deferred income taxes	(638)	(618)
Discount accretion, net of premium amortization on securities	(847)	(468)
Gain on sale of mortgages, net	(5,007)	(5,217)
Origination of loans held for sale, net of repayments	(162,166)	(219,358)
Proceeds from sales of loans held for sale	165,781	217,524
Originations of mortgage servicing rights	(204)	(808)
Gain on sale of fixed assets	(637)	(137)
Stock-based compensation	3,665	3,646
Operating lease payments	(3,278)	(3,035)
Change in other assets	(15,344)	1,340
Change in other liabilities	8,727	(7,874)
Net cash provided by operating activities	61,875	74,196
Cash flows from investing activities:
Proceeds from non-marketable securities	30,769	73,418
Proceeds from maturities and paydowns of investment securities available-for-sale	72,110	47,550
Proceeds from maturities and paydowns of investment securities held-to-maturity	30,686	34,891
Proceeds from sales of other real estate owned	2,370	249
Purchases of non-marketable securities	(16,925)	(77,067)
Purchases of investment securities available-for-sale	(138,443)	—
Purchases of investment securities held-to-maturity	—	(2,452)
Purchases of premises and equipment, net	(18,776)	(16,436)
Net decrease (increase) in loans	70,287	(190,288)
Net cash activity from acquisitions	—	(45,300)
Net cash provided by (used in) investing activities	32,078	(175,435)
Cash flows from financing activities:
Net increase in deposits	186,329	247,861
Net (decrease) increase in repurchase agreements and other short-term borrowings	(162)	1,208
Advances from the Federal Home Loan Bank	664,610	2,295,000
Federal Home Loan Bank repayments	(969,610)	(2,295,000)
Issuance of stock under purchase and equity compensation plans	(1,551)	(1,531)
Proceeds from exercise of stock options	204	15
Payment of dividends	(21,106)	(19,501)
Net cash (used in) provided by financing activities	(141,286)	228,052
(Decrease) increase in cash, cash equivalents and restricted cash(1)	(47,333)	126,813
Cash, cash equivalents and restricted cash at beginning of the year(1)	192,326	198,519
Cash, cash equivalents and restricted cash at end of period(1)	$144,993	$325,332
Supplemental disclosure of cash flow information during the period:
Cash paid for interest	$94,708	$43,999
Net tax payments	12,827	16,557
Supplemental schedule of non-cash activities:
Increase in loans purchased but not settled	$98,231	$—
Loans transferred from loans held for sale to loans	1,459	4,646

(1)

Included in restricted cash at June 30, 2023 was $1.5 million placed in escrow for certain potential liabilities, for which the Company was indemnified, resulting from a previous acquisition. The restricted cash was included in other assets in the Company’s consolidated statements of financial condition. At June 30, 2024, there was no restricted cash.

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2024

Note 1 Basis of Presentation

National Bank Holdings Corporation ("NBHC" or the "Company") is a bank holding company that was incorporated in the State of Delaware in 2009. The Company is headquartered in Greenwood Village, Colorado, and its primary operations are conducted through its wholly owned subsidiaries NBH Bank and Bank of Jackson Hole Trust. NBH Bank is a Colorado state-chartered bank and a member of the Federal Reserve System, and Bank of Jackson Hole Trust is a Wyoming state-chartered bank and a member of the Federal Reserve System. The Company provides a variety of banking products to both commercial and consumer clients through a network of over 90 banking centers, as of June 30, 2024, located primarily in Colorado, the greater Kansas City region, Utah, Wyoming, Texas, New Mexico and Idaho, as well as through online and mobile banking products and services.

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

Note 3 Investment Securities

The Company’s investment securities portfolio is comprised of available-for-sale and held-to-maturity investment securities. These investment securities totaled $1.3 billion at June 30, 2024 and included $0.7 billion of available-for-sale securities and $0.6 billion of held-to-maturity securities. At December 31, 2023, investment securities totaled $1.2 billion and included $0.6 billion of available-for-sale securities and $0.6 billion of held-to-maturity securities.

Available-for-sale

Available-for-sale securities are summarized as follows as of the dates indicated:

	June 30, 2024
	Amortized	Gross	Gross
	cost	unrealized gains	unrealized losses	Fair value
U.S. Treasury securities	$74,518	$3	$(1,333)	$73,188
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	230,597	131	(33,668)	197,060
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	486,723	91	(68,685)	418,129
Municipal securities	80	—	—	80
Corporate debt	2,000	—	(112)	1,888
Other securities	731	—	—	731
Total investment securities available-for-sale	$794,649	$225	$(103,798)	$691,076

	December 31, 2023
	Amortized	Gross	Gross
	cost	unrealized gains	unrealized losses	Fair value
U.S. Treasury securities	$74,508	$—	$(1,464)	$73,044
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	233,264	57	(31,512)	201,809
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	417,155	—	(65,913)	351,242
Municipal securities	80	—	(1)	79
Corporate debt	2,000	—	(157)	1,843
Other securities	812	—	—	812
Total investment securities available-for-sale	$727,819	$57	$(99,047)	$628,829

During the six months ended June 30, 2024, purchases of available-for-sale securities totaled $138.4 million. During the six months ended June 30, 2023, there were no purchases of available-for-sale securities. Maturities and paydowns of available-for-sale securities during the six months ended June 30, 2024 and 2023 totaled $72.1 million and $47.6 million, respectively. There were no sales of available-for-sale securities during the six months ended June 30, 2024 or 2023.

At June 30, 2024 and December 31, 2023, the Company’s available-for-sale investment portfolio was primarily comprised of U.S. Treasury securities and mortgage-backed securities (“MBS”). All mortgage-backed securities were backed by government sponsored enterprises (“GSE”) collateral such as Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) and the government owned agency Government National Mortgage Association (“GNMA”).

The tables below summarize the available-for-sale securities with unrealized losses as of the dates shown, along with the length of the impairment period:

	June 30, 2024
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. Treasury securities	$—	$—	$48,351	$(1,333)	$48,351	$(1,333)
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	—	—	181,312	(33,668)	181,312	(33,668)
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	65,761	(445)	323,031	(68,240)	388,792	(68,685)
Municipal securities	—	—	80	—	80	—
Corporate debt	—	—	1,888	(112)	1,888	(112)
Total	$65,761	$(445)	$554,662	$(103,353)	$620,423	$(103,798)

	December 31, 2023
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. Treasury securities	$—	$—	$73,044	$(1,464)	$73,044	$(1,464)
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	9	—	199,000	(31,512)	199,009	(31,512)
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	138	(1)	351,104	(65,912)	351,242	(65,913)
Municipal securities	—	—	79	(1)	79	(1)
Corporate debt	—	—	1,843	(157)	1,843	(157)
Total	$147	$(1)	$625,070	$(99,046)	$625,217	$(99,047)

Management regularly monitors the investment securities portfolio in its entirety and further evaluates all of the available-for-sale securities in an unrealized loss position. The portfolio included 223 securities, which were in an unrealized loss position at June 30, 2024, compared to 230 securities at December 31, 2023. The unrealized losses in the Company's investment portfolio at June 30, 2024 were caused by changes in interest rates. The Company has no intention to sell these securities and believes it will not be required to sell the securities before the recovery of their amortized cost. Management believes that default of the available-for-sale securities is highly unlikely. FHLMC, FNMA and GNMA guaranteed mortgage-backed securities and U.S. Treasury securities have a long history of zero credit losses, an explicit guarantee by the U.S. government (although limited for FNMA and FHLMC securities) and yields that generally trade based on market views of prepayment and liquidity risk rather than credit risk.

The tables below summarize the credit quality indicators, by fair value, of available-for-sale securities as of the dates shown:

	June 30, 2024
	AA+	Not rated	Total
U.S. Treasury securities	$73,188	$—	$73,188
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	197,060	—	197,060
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	418,129	—	418,129
Municipal securities	—	80	80
Corporate debt	—	1,888	1,888
Other securities	—	731	731
Total investment securities available-for-sale	$688,377	$2,699	$691,076

	December 31, 2023
	AAA	Not rated	Total
U.S. Treasury securities	$73,044	$—	$73,044
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	201,809	—	201,809
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	351,242	—	351,242
Municipal securities	—	79	79
Corporate debt	—	1,843	1,843
Other securities	—	812	812
Total investment securities available-for-sale	$626,095	$2,734	$628,829

Certain securities are pledged as collateral for public deposits, securities sold under agreements to repurchase and to secure borrowing capacity at the Federal Reserve Bank (“FRB”), if needed. The fair value of available-for-sale investment securities pledged as collateral totaled $284.8 million and $312.4 million at June 30, 2024 and at December 31, 2023, respectively. The Company may also pledge available-for-sale investment securities as collateral for Federal Home Loan Bank (“FHLB”) advances. No securities were pledged for this purpose at June 30, 2024 or December 31, 2023.

A summary of the available-for-sale securities by maturity is shown in the following table as of June 30, 2024. Mortgage-backed securities may have actual maturities that differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments and are therefore not included in the table below. Additionally, the Company holds other available-for-sale securities with an amortized cost and fair value of $0.7 million as of June 30, 2024 that have no stated contractual maturity date.

	June 30, 2024
			Weighted
	Amortized Cost	Fair Value	Average Yield
U.S. Treasury securities
Within one year	$49,693	$49,235	3.94%
After one but within five years	24,825	23,953	2.77%
Total U.S. Treasury securities	74,518	73,188	3.55%
Municipal securities
Within one year	80	80	3.16%
Corporate debt
After five but within ten years	2,000	1,888	5.87%
Total	$76,598	$75,156

As of June 30, 2024 and December 31, 2023, accrued interest receivable (“AIR”) from available-for-sale investment securities totaled $1.6 million and $1.3 million, respectively, and was included within other assets in the consolidated statements of financial condition.

Held-to-maturity

Held-to-maturity investment securities are summarized as follows as of the dates indicated:

	June 30, 2024
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
U.S. Treasury securities	$49,487	$—	$(1,145)	$48,342
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	279,941	31	(37,427)	242,545
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	225,258	—	(47,256)	178,002
Total investment securities held-to-maturity	$554,686	$31	$(85,828)	$468,889

	December 31, 2023
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
U.S. Treasury securities	$49,338	$—	$(1,004)	$48,334
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	299,337	226	(34,552)	265,011
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	236,377	2	(45,396)	190,983
Total investment securities held-to-maturity	$585,052	$228	$(80,952)	$504,328

During the six months ended June 30, 2024, there were no purchases of held-to-maturity securities. During the six months ended June 30, 2023, purchases of held-to-maturity securities totaled $2.5 million. Maturities and paydowns of held-to-maturity securities totaled $30.7 million and $34.9 million during the six months ended June 30, 2024 and 2023, respectively.

The held-to-maturity portfolio included 155 securities which were in an unrealized loss position as of June 30, 2024, compared to 123 securities at December 31, 2023. The tables below summarize the held-to-maturity securities with unrealized losses as of the dates shown, along with the length of the impairment period:

	June 30, 2024
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. Treasury securities	$—	$—	$48,342	$(1,145)	$48,342	$(1,145)
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	32,855	(579)	205,990	(36,848)	238,845	(37,427)
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	1,636	(36)	176,367	(47,220)	178,003	(47,256)
Total	$34,491	$(615)	$430,699	$(85,213)	$465,190	$(85,828)

	December 31, 2023
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. Treasury securities	$—	$—	$48,334	$(1,004)	$48,334	$(1,004)
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	14,689	(72)	217,467	(34,480)	232,156	(34,552)
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	2,289	(37)	187,021	(45,359)	189,310	(45,396)
Total	$16,978	$(109)	$452,822	$(80,843)	$469,800	$(80,952)

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

The tables below summarize the credit quality indicators, by amortized cost, of held-to-maturity securities as of the dates shown:

	June 30, 2024	December 31, 2023
	AA+	AAA
U.S. Treasury securities	$49,487	$49,338
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	279,941	299,337
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	225,258	236,377
Total investment securities held-to-maturity	$554,686	$585,052

Certain securities are pledged as collateral for public deposits, securities sold under agreements to repurchase and to secure borrowing capacity at the FRB, if needed. The carrying value of held-to-maturity investment securities pledged as collateral totaled $495.6 million and $559.3 million at June 30, 2024 and December 31, 2023, respectively. The Company may also pledge held-to-maturity investment securities as collateral for FHLB advances. No held-to-maturity investment securities were pledged for this purpose at June 30, 2024 or December 31, 2023.

A summary of the held-to-maturity securities by maturity is shown in the following table as of June 30, 2024. Actual maturities of mortgage-backed securities may differ from scheduled maturities depending on the repayment characteristics and experience of the underlying financial instruments and are therefore not included in the table below.

	June 30, 2024
			Weighted
	Amortized Cost	Fair Value	Average Yield
U.S. Treasury securities
Within one year	$24,937	$24,534	3.18%
After one but within five years	24,550	23,808	3.10%
Total	$49,487	$48,342

As of June 30, 2024 and December 31, 2023, AIR from held-to-maturity investment securities totaled $0.9 million and $1.0 million, respectively, and was included within other assets in the consolidated statements of financial condition.

Note 4 Non-marketable Securities

The carrying balance of non-marketable securities are summarized as follows as of the dates indicated:

	June 30, 2024	December 31, 2023
Federal Reserve Bank stock	$24,062	$24,062
Federal Home Loan Bank stock	3,414	16,828
Convertible preferred stock	20,508	25,000
Equity method investments	25,003	24,587
Total	$72,987	$90,477

Non-marketable securities included FRB stock, FHLB stock, convertible preferred stock and equity method investments. During the six months ended June 30, 2024, purchases of non-marketable securities totaled $16.9 million, and proceeds from redemptions and sales of non-marketable securities totaled $30.8 million. Purchases consisted primarily of FHLB stock, and proceeds consisted primarily of redemptions of FHLB stock. Changes in the Company’s FHLB stock holdings were directly correlated to FHLB line of credit advances and paydowns. During the six months ended June 30, 2023, purchases of non-marketable securities totaled $77.1 million, and proceeds from non-marketable securities totaled $73.4 million.

FRB and FHLB stock

At June 30, 2024 and December 31, 2023, the Company held FRB stock and FHLB stock for regulatory or debt facility purposes. These are restricted securities which, lacking a market, are carried at cost. There have been no identified events or changes in circumstances that may have an adverse effect on the FRB and FHLB stock carried at cost.

Convertible preferred stock

Non-marketable securities include convertible preferred stock without a readily determinable fair value. During the three and six months ended June 30, 2024, the Company recorded $3.9 million of impairment on convertible preferred stock related to venture capital investments, included in other non-interest income in the Company’s consolidated statements of operations. During the three and six months ended June 30, 2023, the Company recorded $4.0 million of impairment on convertible preferred stock related to venture capital investments. During the three and six months ended June 30, 2024, the Company sold convertible preferred stock totaling $1.0 million, which generated realized gains of $0.1 million recorded in other non-interest income in the Company’s consolidated statements of operations. The Company purchased $0.0 million and $0.4 million of convertible preferred stock during the three and six months ended June 30, 2024, respectively.

Equity method investments

Non-marketable securities also include equity method investments. During the three and six months ended June 30, 2024, the Company recorded net unrealized gains on equity method investments totaling $0.3 million. During the three and six months ended June 30, 2023, the Company recorded net unrealized losses on equity method investments totaling $0.1 million and $0.4 million, respectively. These gains and losses were recorded in other non-interest income in the Company’s consolidated statements of operations.

Note 5 Loans

The loan portfolio is comprised of loans originated by the Company and loans that were acquired in connection with the Company’s acquisitions. The tables below show the loan portfolio composition including carrying value by segment as of the dates shown. The carrying value of loans is net of discounts, fees, costs and fair value marks of $33.0 million and $33.6 million as of June 30, 2024 and December 31, 2023, respectively.

	June 30, 2024
	Total loans	% of total
Commercial	$4,544,667	58.9%
Commercial real estate non-owner occupied	1,868,464	24.2%
Residential real estate	1,292,316	16.7%
Consumer	16,706	0.2%
Total	$7,722,153	100.0%

	December 31, 2023
	Total loans	% of total
Commercial	$4,499,035	58.4%
Commercial real estate non-owner occupied	1,856,750	24.1%
Residential real estate	1,323,787	17.2%
Consumer	19,186	0.3%
Total	$7,698,758	100.0%

Information about delinquent and non-accrual loans is shown in the following tables at June 30, 2024 and December 31, 2023:

	June 30, 2024
		Greater
	30-89 days	than 90 days		Total past
	past due and	past due and	Non-accrual	due and
	accruing	accruing	loans	non-accrual	Current	Total loans
Commercial:
Commercial and industrial	$9,263	$757	$9,059	$19,079	$2,011,120	$2,030,199
Municipal and non-profit	—	—	—	—	1,063,994	1,063,994
Owner occupied commercial real estate	4,756	—	800	5,556	1,148,456	1,154,012
Food and agribusiness	154	—	5,096	5,250	291,212	296,462
Total commercial	14,173	757	14,955	29,885	4,514,782	4,544,667
Commercial real estate non-owner occupied:
Construction	5,491	—	—	5,491	342,358	347,849
Acquisition/development	2,706	257	—	2,963	86,625	89,588
Multifamily	1,308	—	—	1,308	354,495	355,803
Non-owner occupied	829	—	5,769	6,598	1,068,626	1,075,224
Total commercial real estate and non-owner occupied	10,334	257	5,769	16,360	1,852,104	1,868,464
Residential real estate:
Senior lien	2,216	—	4,672	6,888	1,195,162	1,202,050
Junior lien	291	2,484	617	3,392	86,874	90,266
Total residential real estate	2,507	2,484	5,289	10,280	1,282,036	1,292,316
Consumer	145	—	44	189	16,517	16,706
Total loans	$27,159	$3,498	$26,057	$56,714	$7,665,439	$7,722,153

	June 30, 2024
	Non-accrual loans	Non-accrual loans
	with a related	with no related
	allowance for	allowance for	Non-accrual
	credit loss	credit loss	loans
Commercial:
Commercial and industrial	$8,998	$61	$9,059
Owner occupied commercial real estate	800	—	800
Food and agribusiness	4,510	586	5,096
Total commercial	14,308	647	14,955
Commercial real estate non-owner occupied:
Non-owner occupied	—	5,769	5,769
Total commercial real estate non-owner occupied	—	5,769	5,769
Residential real estate:
Senior lien	2,850	1,822	4,672
Junior lien	394	223	617
Total residential real estate	3,244	2,045	5,289
Consumer	44	—	44
Total loans	$17,596	$8,461	$26,057

	December 31, 2023
		Greater
	30-89 days	than 90 days		Total past
	past due and	past due and	Non-accrual	due and
	accruing	accruing	loans	non-accrual	Current	Total loans
Commercial:
Commercial and industrial	$9,179	$—	$2,250	$11,429	$1,955,480	$1,966,909
Municipal and non-profit	—	—	—	—	1,083,756	1,083,756
Owner occupied commercial real estate	—	—	755	755	1,123,018	1,123,773
Food and agribusiness	—	12	5,762	5,774	318,823	324,597
Total commercial	9,179	12	8,767	17,958	4,481,077	4,499,035
Commercial real estate non-owner occupied:
Construction	—	—	—	—	405,250	405,250
Acquisition/development	1,077	—	—	1,077	99,019	100,096
Multifamily	—	—	—	—	311,770	311,770
Non-owner occupied	60	—	13,472	13,532	1,026,102	1,039,634
Total commercial real estate and non-owner occupied	1,137	—	13,472	14,609	1,842,141	1,856,750
Residential real estate:
Senior lien	1,410	50	5,488	6,948	1,226,651	1,233,599
Junior lien	375	528	448	1,351	88,837	90,188
Total residential real estate	1,785	578	5,936	8,299	1,315,488	1,323,787
Consumer	131	1	53	185	19,001	19,186
Total loans	$12,232	$591	$28,228	$41,051	$7,657,707	$7,698,758

	December 31, 2023
	Non-accrual loans	Non-accrual loans
	with a related	with no related
	allowance for	allowance for	Non-accrual
	credit loss	credit loss	loans
Commercial:
Commercial and industrial	$2,250	$—	$2,250
Owner occupied commercial real estate	755	—	755
Food and agribusiness	5,176	586	5,762
Total commercial	8,181	586	8,767
Commercial real estate non-owner occupied:
Non-owner occupied	13,472	—	13,472
Total commercial real estate non-owner occupied	13,472	—	13,472
Residential real estate:
Senior lien	3,277	2,211	5,488
Junior lien	448	—	448
Total residential real estate	3,725	2,211	5,936
Consumer	53	—	53
Total loans	$25,431	$2,797	$28,228

Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. Loans to borrowers experiencing financial difficulties may be modified. Modified loans are discussed in more detail below. There was no interest income recognized from non-accrual loans during the three or six months ended June 30, 2024 or 2023.

The Company’s internal risk rating system uses a series of grades, which reflect our assessment of the credit quality of loans based on an analysis of the borrower's financial condition, liquidity and ability to meet contractual debt service requirements and are categorized as “Pass,” “Special mention,” “Substandard” and “Doubtful”. For a description of the general characteristics of the risk grades, refer to note 2 Summary of Significant Accounting Policies in our audited consolidated financial statements in our 2023 Annual Report on Form 10-K.

The amortized cost basis and current period gross charge-offs for all loans as determined by the Company’s internal risk rating system and year of origination is shown in the following tables as of and for the six months ended June 30, 2024 and the year ended December 31, 2023:

	June 30, 2024
							Revolving	Revolving
							loans	loans
	Origination year						amortized	converted
	2024	2023	2022	2021	2020	Prior	cost basis	to term	Total
Commercial:
Commercial and industrial:
Pass	$307,550	$285,831	$351,940	$256,960	$73,723	$128,186	$470,986	$17,592	$1,892,768
Special mention	1,500	15,824	18,355	32,274	10,992	3,078	17,441	1,401	100,865
Substandard	3,485	13,098	10,921	1,547	2,796	559	806	23	33,235
Doubtful	—	2,033	98	46	1,154	—	—	—	3,331
Total commercial and industrial	312,535	316,786	381,314	290,827	88,665	131,823	489,233	19,016	2,030,199
Gross charge-offs: Commercial and industrial	—	—	—	—	—	24	—	—	24
Municipal and non-profit:
Pass	28,160	145,132	141,353	231,495	78,300	402,624	34,932	—	1,061,996
Special mention	—	—	—	—	1,998	—	—	—	1,998
Total municipal and non-profit	28,160	145,132	141,353	231,495	80,298	402,624	34,932	—	1,063,994
Owner occupied commercial real estate:
Pass	111,238	222,527	237,618	158,182	86,996	236,153	18,053	995	1,071,762
Special mention	197	3,001	22,225	17,680	3,173	29,177	845	—	76,298
Substandard	—	—	2,059	661	—	2,715	—	—	5,435
Doubtful	—	—	24	—	—	493	—	—	517
Total owner occupied commercial real estate	111,435	225,528	261,926	176,523	90,169	268,538	18,898	995	1,154,012
Food and agribusiness:
Pass	5,007	11,614	75,344	11,230	6,191	33,210	134,669	1,261	278,526
Special mention	—	—	—	4,327	—	8,513	—	—	12,840
Substandard	—	—	—	586	—	8	1,772	—	2,366
Doubtful	—	—	—	—	—	—	2,730	—	2,730
Total food and agribusiness	5,007	11,614	75,344	16,143	6,191	41,731	139,171	1,261	296,462
Total commercial	457,137	699,060	859,937	714,988	265,323	844,716	682,234	21,272	4,544,667
Gross charge-offs: Commercial	—	—	—	—	—	24	—	—	24
Commercial real estate non-owner occupied:
Construction:
Pass	6,246	74,616	105,381	41,638	69,106	—	46,940	—	343,927
Special mention	—	—	3,922	—	—	—	—	—	3,922
Total construction	6,246	74,616	109,303	41,638	69,106	—	46,940	—	347,849
Acquisition/development:
Pass	8,091	6,653	37,032	22,748	2,488	7,934	199	1,025	86,170
Special mention	—	—	1,077	—	—	—	—	2,341	3,418
Total acquisition/development	8,091	6,653	38,109	22,748	2,488	7,934	199	3,366	89,588
Multifamily:
Pass	7,473	16,460	149,730	100,496	16,784	47,823	1,473	—	340,239
Special mention	—	—	11,732	3,832	—	—	—	—	15,564
Total multifamily	7,473	16,460	161,462	104,328	16,784	47,823	1,473	—	355,803
Non-owner occupied
Pass	12,559	110,620	286,408	145,473	78,641	351,705	6,974	—	992,380
Special mention	—	12,290	9,376	14,928	26,755	4,085	—	—	67,434
Substandard	—	—	—	5,769	—	9,395	—	—	15,164
Doubtful	—	—	—	—	—	246	—	—	246
Total non-owner occupied	12,559	122,910	295,784	166,170	105,396	365,431	6,974	—	1,075,224
Gross charge-offs: Non-owner occupied	—	—	—	—	—	4,422	—	—	4,422
Total commercial real estate non-owner occupied	34,369	220,639	604,658	334,884	193,774	421,188	55,586	3,366	1,868,464
Gross charge-offs: Commercial real estate and non-owner occupied	—	—	—	—	—	4,422	—	—	4,422
Residential real estate:
Senior lien
Pass	21,226	90,995	432,767	304,454	107,959	193,449	45,254	243	1,196,347
Special mention	—	—	—	—	—	18	—	—	18
Substandard	23	666	1,454	958	408	2,147	—	—	5,656
Doubtful	—	—	—	—	—	29	—	—	29
Total senior lien	21,249	91,661	434,221	305,412	108,367	195,643	45,254	243	1,202,050
Junior lien
Pass	3,908	3,590	4,784	1,624	2,032	6,212	63,955	591	86,696
Special mention	—	—	1,485	—	—	27	—	438	1,950
Substandard	—	—	1,140	223	5	252	—	—	1,620
Total junior lien	3,908	3,590	7,409	1,847	2,037	6,491	63,955	1,029	90,266
Total residential real estate	25,157	95,251	441,630	307,259	110,404	202,134	109,209	1,272	1,292,316

Consumer
Pass	3,554	3,106	2,135	1,638	729	334	4,867	299	16,662
Substandard	—	—	—	—	—	44	—	—	44
Total consumer	3,554	3,106	2,135	1,638	729	378	4,867	299	16,706
Gross charge-offs: Consumer	375	18	4	3	—	37	—	—	437
Total loans	$520,217	$1,018,056	$1,908,360	$1,358,769	$570,230	$1,468,416	$851,896	$26,209	$7,722,153
Gross charge-offs: Total loans	375	18	4	3	—	4,483	—	—	4,883

	December 31, 2023
							Revolving	Revolving
							loans	loans
	Origination year						amortized	converted
	2023	2022	2021	2020	2019	Prior	cost basis	to term	Total
Commercial:
Commercial and industrial:
Pass	$348,103	$396,618	$271,201	$87,234	$41,261	$106,711	$563,924	$31,620	$1,846,672
Special mention	4,775	12,259	31,895	20,340	2,202	683	18,344	3,470	93,968
Substandard	13,729	4,555	4,248	1,314	179	347	910	—	25,282
Doubtful	600	—	—	387	—	—	—	—	987
Total commercial and industrial	367,207	413,432	307,344	109,275	43,642	107,741	583,178	35,090	1,966,909
Gross charge-offs: Commercial and industrial	—	12	215	—	47	3	—	—	277
Municipal and non-profit:
Pass	139,591	140,626	246,088	82,590	53,460	389,867	31,534	—	1,083,756
Total municipal and non-profit	139,591	140,626	246,088	82,590	53,460	389,867	31,534	—	1,083,756
Owner occupied commercial real estate:
Pass	236,897	275,644	181,472	97,523	86,761	163,997	18,281	—	1,060,575
Special mention	2,074	19,191	7,808	—	2,650	27,653	—	—	59,376
Substandard	—	515	1,732	—	687	234	—	—	3,168
Doubtful	—	6	—	—	—	648	—	—	654
Total owner occupied commercial real estate	238,971	295,356	191,012	97,523	90,098	192,532	18,281	—	1,123,773
Food and agribusiness:
Pass	16,917	69,212	14,159	15,379	10,417	34,592	149,125	51	309,852
Special mention	—	—	4,646	—	—	3,724	450	—	8,820
Substandard	—	—	586	—	—	180	1,786	—	2,552
Doubtful	—	—	—	—	—	—	3,373	—	3,373
Total food and agribusiness	16,917	69,212	19,391	15,379	10,417	38,496	154,734	51	324,597
Total commercial	762,686	918,626	763,835	304,767	197,617	728,636	787,727	35,141	4,499,035
Gross charge-offs: Commercial	—	12	215	—	47	3	—	—	277
Commercial real estate non-owner occupied:
Construction:
Pass	43,385	190,826	59,477	63,486	1,006	—	47,070	—	405,250
Total construction	43,385	190,826	59,477	63,486	1,006	—	47,070	—	405,250
Acquisition/development:
Pass	13,228	39,000	21,011	5,992	597	8,814	7,416	2,961	99,019
Special mention	—	1,077	—	—	—	—	—	—	1,077
Total acquisition/development	13,228	40,077	21,011	5,992	597	8,814	7,416	2,961	100,096
Multifamily:
Pass	16,450	113,936	92,574	16,938	39,371	31,671	830	—	311,770
Total multifamily	16,450	113,936	92,574	16,938	39,371	31,671	830	—	311,770
Non-owner occupied
Pass	116,168	241,563	172,042	91,188	124,291	236,694	6,694	—	988,640
Special mention	—	—	—	21,268	3,876	2,489	—	—	27,633
Substandard	—	—	—	—	—	19,848	—	—	19,848
Doubtful	—	—	—	280	—	3,233	—	—	3,513
Total non-owner occupied	116,168	241,563	172,042	112,736	128,167	262,264	6,694	—	1,039,634
Total commercial real estate non-owner occupied	189,231	586,402	345,104	199,152	169,141	302,749	62,010	2,961	1,856,750
Residential real estate:
Senior lien
Pass	87,608	434,963	316,080	112,582	42,752	183,890	48,462	94	1,226,431
Special mention	—	—	—	—	—	515	—	—	515
Substandard	1,555	1,119	740	415	620	2,167	—	—	6,616
Doubtful	—	—	—	—	—	37	—	—	37
Total senior lien	89,163	436,082	316,820	112,997	43,372	186,609	48,462	94	1,233,599
Gross charge-offs: Senior lien	—	—	—	—	—	48	—	—	48
Junior lien
Pass	4,920	4,464	1,712	2,947	2,270	4,729	66,441	684	88,167
Special mention	—	—	—	—	—	27	249	—	276
Substandard	263	149	236	758	—	339	—	—	1,745
Total junior lien	5,183	4,613	1,948	3,705	2,270	5,095	66,690	684	90,188
Total residential real estate	94,346	440,695	318,768	116,702	45,642	191,704	115,152	778	1,323,787
Gross charge-offs: Residential real estate	—	—	—	—	—	48	—	—	48
Consumer
Pass	5,945	3,330	2,233	997	244	410	5,947	27	19,133
Substandard	—	—	—	—	—	50	3	—	53
Total consumer	5,945	3,330	2,233	997	244	460	5,950	27	19,186
Gross charge-offs: Consumer	1,225	13	1	2	1	8	—	—	1,250
Total loans	$1,052,208	$1,949,053	$1,429,940	$621,618	$412,644	$1,223,549	$970,839	$38,907	$7,698,758
Gross charge-offs: Total loans	1,225	25	216	2	48	59	—	—	1,575

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

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. Management individually evaluates collateral-dependent loans with an amortized cost basis of $250 thousand or more and includes collateral-dependent loans less than $250 thousand within the general allowance population. The amortized cost basis of collateral-dependent loans over $250 thousand was as follows at June 30, 2024 and December 31, 2023:

	June 30, 2024
			Total amortized
	Real property	Business assets	cost basis
Commercial
Commercial and industrial	$2,904	$5,881	$8,785
Owner-occupied commercial real estate	1,868	—	1,868
Food and agribusiness	586	4,502	5,088
Total Commercial	5,358	10,383	15,741
Commercial real estate non owner-occupied
Non-owner occupied	11,052	—	11,052
Total commercial real estate non owner-occupied	11,052	—	11,052
Residential real estate
Senior lien	3,125	—	3,125
Junior lien	184	39	223
Total residential real estate	3,309	39	3,348
Total loans	$19,719	$10,422	$30,141

	December 31, 2023
			Total amortized
	Real property	Business assets	cost basis
Commercial
Commercial and industrial	$1,946	$220	$2,166
Owner-occupied commercial real estate	1,883	—	1,883
Food and agribusiness	586	5,159	5,745
Total Commercial	4,415	5,379	9,794
Commercial real estate non owner-occupied
Non-owner occupied	19,993	—	19,993
Total commercial real estate non owner-occupied	19,993	—	19,993
Residential real estate
Senior lien	2,661	—	2,661
Total residential real estate	2,661	—	2,661
Total loans	$27,069	$5,379	$32,448

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

The following schedules present, by loan class, the amortized costs basis as of and for the periods shown for modified loans to borrowers experiencing financial difficulty:

	As of and for the three months ended June 30, 2024
			Combination - interest rate
	Term extension		reduction and term extension
	Amortized	% of loan	Amortized	% of loan
	cost basis	class	cost basis	class
Commercial:
Commercial and industrial	$7,765	0.4%	$—	0.0%
Total commercial	7,765	0.2%	—	0.0%
Commercial real estate non-owner occupied:
Non-owner occupied	171	0.0%	—	0.0%
Total commercial real estate non-owner occupied	171	0.0%	—	0.0%
Residential real estate:
Senior lien	—	0.0%	23	0.0%
Total residential real estate	—	0.0%	23	0.0%
Total loans	$7,936	0.1%	$23	0.0%

	As of and for the six months ended June 30, 2024
					Combination - interest rate		Combination - term extension
	Term extension		Payment delay		reduction and term extension		and payment delay
	Amortized	% of loan	Amortized	% of loan	Amortized	% of loan	Amortized	% of loan
	cost basis	class	cost basis	class	cost basis	class	cost basis	class
Commercial:
Commercial and industrial	$7,765	0.4%	$—	0.0%	$—	0.0%	$—	0.0%
Owner occupied commercial real estate	—	0.0%	1,664	0.1%	—	0.0%	—	0.0%
Total commercial	7,765	0.2%	1,664	0.0%	—	0.0%	—	0.0%
Commercial real estate non-owner occupied:
Non-owner occupied	5,454	0.5%	—	0.0%	—	0.0%	—	0.0%
Total commercial real estate non-owner occupied	5,454	0.3%	—	0.0%	—	0.0%	—	0.0%
Residential real estate:
Senior lien	—	0.0%	857	0.1%	23	0.0%	382	0.0%
Total residential real estate	—	0.0%	857	0.1%	23	0.0%	382	0.0%
Total loans	$13,219	0.2%	$2,521	0.0%	$23	0.0%	$382	0.0%

	June 30, 2023
	Term extension		Payment delay
	Amortized	% of loan	Amortized	% of loan
	cost basis	class	cost basis	class
Commercial:
Commercial and industrial	$—	0.0%	$136	0.0%
Total commercial	—	0.0%	136	0.0%
Commercial real estate non-owner occupied:
Non-owner occupied	18,770	1.7%	—	0.0%
Total commercial real estate non-owner occupied	18,770	1.0%	—	0.0%
Total loans	$18,770	0.3%	$136	0.0%

The following schedules present, by loan class, the payment status of loans that have been modified in the last twelve months as of the dates presented on an amortized cost basis:

	June 30, 2024
	Current	Non-accrual
Commercial:
Commercial and industrial	$10,638	$5,354
Owner occupied commercial real estate	1,664	—
Total commercial	12,302	5,354
Commercial real estate non-owner occupied:
Non-owner occupied	5,454	—
Total commercial real estate non-owner occupied	5,454	—
Residential real estate:
Senior lien	1,506	404
Total loans	$19,262	$5,758

	June 30, 2023
	Current	Non-accrual
Commercial:
Commercial and industrial	$136	$—
Total commercial	136	—
Commercial real estate non-owner occupied:
Non-owner occupied	18,770	—
Total commercial real estate non-owner occupied	18,770	—
Total loans	$18,906	$—

Accrual of interest is resumed on loans that were previously on non-accrual only after the loan has performed sufficiently for a period of time. During the three months ended June 30, 2024, the Company had no TDMs that were modified within the past 12 months that defaulted on their modified terms. During the six months ended June 30, 2024, the Company had one TDM with an amortized cost totaling $5.4 million that was modified within the past 12 months, utilizing a payment delay, that defaulted on its modified terms. During the six months ended June 30, 2023, the Company had no TDMs that were modified that defaulted on their modified terms. For purposes of this disclosure, the Company considers “default” to mean 90 days or more past due on principal or interest. The allowance for credit losses related to TDMs on non-accrual status is determined by individual evaluation, including collateral adequacy, using the same process as loans on non-accrual status which are not classified as TDMs.

The following schedules present the financial effect of the modifications made to borrowers experiencing financial difficulty as of and for the periods indicated:

	As of and for the three months ended June 30, 2024		As of and for the six months ended June 30, 2024
	Financial effect		Financial effect
	Term extension	Combination - Interest Rate Reduction and Term Extension	Term extension	Payment delay	Combination - Interest Rate Reduction and Term Extension	Combination - Term Extension and Payment Delay
Commercial:
Commercial and industrial	Extended a weighted average of 0.6 years to the life of loans, which reduced monthly payment amounts		Extended a weighted average of 0.6 years to the life of loans, which reduced monthly payment amounts
Owner occupied commercial real estate				Delayed payments for a weighted average of 0.5 years
Commercial real estate non-owner occupied:
Non-owner occupied	Extended a weighted average of 7.5 years to the life of loans, which reduced monthly payment amounts		Extended a weighted average of 0.9 years to the life of loans, which reduced monthly payment amounts
Residential real estate:
Senior lien		Reduced weighted average contractual interest rate by 1.5% and extended a weighted average of 11 years to the life of loans, which reduced monthly payment amounts		Delayed payments for a weighted average of 0.3 years	Reduced weighted average contractual interest rate by 1.5% and extended a weighted average of 11 years to the life of loans, which reduced monthly payment amounts	Extended a weighted average of 0.7 years to the life of loans, which reduced monthly payment amounts and delayed payments for a weighted average of 0.7 years

June 30, 2023
Financial effect
	Term extension	Payment delay
Commercial:
Commercial and industrial		Delayed payments for a weighted average of 0.2 years
Commercial real estate non-owner occupied:
Non-owner occupied	Extended a weighted average of 0.3 years to the life of loans, which reduced monthly payment amounts

Note 6 Allowance for Credit Losses

The tables below detail the Company’s allowance for credit losses as of the dates shown:

	Three months ended June 30, 2024
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$46,315	$30,838	$20,100	$354	$97,607
Charge-offs	—	(4,422)	—	(183)	(4,605)
Recoveries	177	7	84	231	499
Provision expense (release) for credit losses	2,418	989	(425)	(26)	2,956
Ending balance	$48,910	$27,412	$19,759	$376	$96,457

	Six months ended June 30, 2024
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$45,304	$32,665	$19,550	$428	$97,947
Charge-offs	(24)	(4,422)	—	(437)	(4,883)
Recoveries	293	7	90	297	687
Provision expense (release) for credit losses	3,337	(838)	119	88	2,706
Ending balance	$48,910	$27,412	$19,759	$376	$96,457

	Three months ended June 30, 2023
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$37,395	$32,890	$19,574	$484	$90,343
Charge-offs	(3)	—	(46)	(305)	(354)
Recoveries	5	1	5	31	42
Provision expense (release) for credit losses	4,661	(2,123)	(202)	214	2,550
Ending balance	$42,058	$30,768	$19,331	$424	$92,581

	Six months ended June 30, 2023
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$37,608	$32,050	$19,306	$589	$89,553
Charge-offs	(3)	—	(46)	(630)	(679)
Recoveries	45	2	12	48	107
Provision expense (release) for credit losses	4,408	(1,284)	59	417	3,600
Ending balance	$42,058	$30,768	$19,331	$424	$92,581

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

The Company recorded a decrease in the allowance for credit losses of $1.2 million and $1.5 million during the three and six months ended June 30, 2024, respectively, due to a decrease in specific reserves related to the resolution of non-performing loans. Net charge-offs on loans during the three and six months ended June 30, 2024 were $4.1 million and $4.2 million, respectively.

The Company recorded an increase in the allowance for credit losses of $2.2 million and $3.0 million during the three and six months ended June 30, 2023, respectively, driven by loan growth and higher reserve requirements. Net charge-offs on loans during the three and six months ended June 30, 2023 were $0.3 million and $0.6 million, respectively.

The Company has elected to exclude AIR from the allowance for credit losses calculation. As of June 30, 2024 and December 31, 2023, AIR from loans totaled $42.5 million and $42.4 million, respectively.

Note 7 Other Real Estate Owned

A summary of the activity in other real estate owned (“OREO”) during the six months ended June 30, 2024 and 2023 is as follows:

	For the six months ended June 30,
	2024	2023
Beginning balance	$4,088	$3,731
Impairments	—	(13)
Sales	(2,562)	(260)
Ending balance	$1,526	$3,458

During the three and six months ended June 30, 2024, the Company sold OREO properties with net book balances of $2.5 million and $2.6 million, respectively. During the three months ended June 30, 2023, the Company had no OREO property sales. During the six months ended June 30, 2023, the Company sold OREO properties with net book balances of $0.3 million. Sales of OREO properties resulted in net OREO losses of $0.2 million, which were included within other non-interest expense in the consolidated statements of operations for the three and six months ended June 30, 2024. During the six months ended June 30, 2023, sales of OREO properties resulted in net OREO losses of $11 thousand.

Note 8 Goodwill and Intangible Assets

Goodwill and other intangible assets

In connection with our acquisitions, the Company’s goodwill was $306.0 million as of June 30, 2024. Goodwill is measured as the excess of the fair value of consideration paid over the fair value of net assets acquired. No goodwill impairment was recorded during the three or six months ended June 30, 2024 or the year ended December 31, 2023.

The gross carrying amount of other intangible assets and the associated accumulated amortization at June 30, 2024 and December 31, 2023, are presented as follows:

	June 30, 2024			December 31, 2023
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
Core deposit intangible	$91,566	$(52,757)	$38,809	$91,566	$(50,095)	$41,471
Customer relationship intangible	17,000	(2,960)	14,040	17,000	(1,867)	15,133
Internally developed technology	2,300	(460)	1,840	2,300	(230)	2,070
Total	$110,866	$(56,177)	$54,689	$110,866	$(52,192)	$58,674

The Company is amortizing intangibles from acquisitions over a weighted average period of 9.8 years from the date of the respective acquisitions. The core deposit and customer relationship intangibles are being amortized over a weighted average period of 10 years, and the internally developed technology intangible is being amortized over a weighted average period of five years. The Company recognized other intangible assets amortization expense of $2.0 million and $4.0 million during the three and six months ended June 30, 2024, respectively. During the three and six months ended June 30, 2023, the Company recognized other intangible assets amortization expense of $2.0 million and $3.4 million, respectively.

The following table shows the estimated future amortization expense during the next five years for other intangible assets as of June 30, 2024:

Years ending December 31,	Amount
For the six months ending December 31, 2024	$3,924
For the year ending December 31, 2025	7,786
For the year ending December 31, 2026	7,664
For the year ending December 31, 2027	7,542
For the year ending December 31, 2028	6,142

Servicing Rights

Mortgage servicing rights

Mortgage servicing rights (“MSRs”) represent rights to service loans originated by the Company and sold to government-sponsored enterprises including FHLMC, FNMA, GNMA and FHLB and are included in other assets in the consolidated statements of financial condition. Mortgage loans serviced for others were $0.5 billion and $1.0 billion at June 30, 2024 and 2023, respectively.

Below are the changes in the MSRs for the periods presented:

	For the six months ended June 30,
	2024	2023
Beginning balance	$4,911	$9,162
Originations	204	808
Recovery	61	66
Amortization	(257)	(479)
Ending balance	4,919	9,557
Fair value of mortgage servicing rights	$7,539	$14,004

During the third quarter of 2023, the Company sold rights to service loans totaling $486.7 million in unpaid principal balances from our mortgage servicing rights portfolio. As a result of the sale, the book value of our mortgage servicing rights intangible decreased $4.7 million.

The fair value of MSRs was determined based upon a discounted cash flow analysis. The cash flow analysis included assumptions for discount rates and prepayment speeds. Discount rates ranged from 10.0% to 10.5% and the constant prepayment speed ranged from 6.1% to 11.3% for the June 30, 2024 valuation. The discount rate ranged from 10.0% to 10.5%, and the constant prepayment speed ranged from 5.7% to 13.5% for the June 30, 2023 valuation. Included in mortgage banking income in the consolidated statements of operations was servicing income of $0.4 million and $0.8 million for the three and six months ended June 30, 2024, respectively, and $0.6 million and $1.4 million for the three and six months ended June 30, 2023, respectively.

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

The following table shows the estimated future amortization expense during the next five years for the MSRs as of June 30, 2024:

Years ending December 31,	Amount
For the six months ending December 31, 2024	$274
For the year ending December 31, 2025	517
For the year ending December 31, 2026	459
For the year ending December 31, 2027	408
For the year ending December 31, 2028	363

SBA servicing asset

The SBA servicing asset represents the value associated with servicing small business real estate loans that have been sold to outside investors with servicing retained. The SBA servicing asset is evaluated and impairment is recognized to the extent fair value is less than the carrying amount. The Company evaluates impairment by stratifying the SBA servicing asset based on the predominant risk characteristics of the underlying loans, including loan type and loan term. The Company is amortizing the SBA servicing asset in proportion to and over the period of the estimated net servicing income of the underlying loans. The Company serviced $124.8 million and $108.8 million of SBA loans that have been sold into the secondary market, as of June 30, 2024 and December 31, 2023, respectively. For the three and six months ended June 30, 2024, the Company recognized SBA servicing asset fee income totaling $0.1 million and $0.2 million. During the three and six months ended June 30, 2023, the Company recognized SBA servicing asset fee income totaling $0.2 million and $0.6 million, respectively.

Below are the changes in the SBA servicing asset for the periods presented:

	For the six months ended June 30,
	2024	2023
Beginning balance	$2,440	$2,666
Originations	623	162
Disposals	(247)	(245)
Recovery	104	153
Amortization	(172)	(69)
Ending balance	2,748	2,667
Fair value of SBA servicing asset	$2,748	$2,667

The Company uses assumptions and estimates in determining the fair value of SBA loan servicing rights. These assumptions include prepayment speeds, discount rates, and other assumptions. The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge. For the six months ended June 30, 2024 and 2023, the key assumptions used to determine the fair value of the Company’s SBA loan servicing rights included weighted average lifetime constant prepayment rates equal to 15.5% and 13.3%, respectively, and weighted average discount rates equal to 9.5% and 11.0%, respectively.

The following table shows the estimated future amortization expense during the next five years for the SBA servicing asset as of June 30, 2024:

Years ending December 31,	Amount
For the six months ending December 31, 2024	$248
For the year ending December 31, 2025	300
For the year ending December 31, 2026	264
For the year ending December 31, 2027	233
For the year ending December 31, 2028	205

Note 9 Borrowings

Borrowings consist of securities sold under agreements to repurchase, long-term debt and FHLB advances.

Securities sold under agreements to repurchase

The Company enters into repurchase agreements to facilitate the needs of its clients. As of June 30, 2024 and December 31, 2023, the Company sold securities under agreements to repurchase totaling $19.5 million and $19.6 million, respectively. The Company pledged mortgage-backed securities with a fair value of approximately $29.9 million and $30.4 million as of June 30, 2024 and December 31, 2023, respectively, for these agreements. The Company monitors collateral levels on a continuous basis and may be required to provide additional collateral based on the fair value of the underlying securities. As of June 30, 2024 and December 31, 2023, the Company had $10.5 million and $10.8 million, respectively, of excess collateral pledged for repurchase agreements.

Federal Home Loan Bank advances

As a member of the FHLB, the Banks have access to a line of credit and term financing from the FHLB with total available credit of $1.8 billion at June 30, 2024. The Company may utilize the FHLB line of credit as a funding mechanism for originated loans and loans held for sale. At June 30, 2024 and December 31, 2023, the Banks had $35.0 million and $340.0 million, respectively, of outstanding borrowings from the FHLB. The Banks may pledge investment securities and loans as collateral for FHLB advances. There were no investment securities pledged for FHLB advances at June 30, 2024 or December 31, 2023. Loans pledged were $2.6 billion at June 30, 2024 and December 31, 2023. The Company incurred $0.1 million and $3.3 million of interest expense related to FHLB advances and other short-term borrowings for the three and six months ended June 30, 2024, respectively. During the three and six months ended June 30, 2023, the Company incurred $5.6 million and $12.7 million, respectively, of interest expense related to FHLB advances and other short-term borrowings.

Long-term debt

The Company holds a subordinated note purchase agreement to issue and sell a fixed-to-floating rate note totaling $40.0 million. The balance on the note at June 30, 2024 and December 31, 2023, net of long-term debt issuance costs totaling $0.3 million, totaled $39.7 million. During the three and six months ended June 30, 2024 and 2023, interest expense totaling $0.3 million and $0.6 million, respectively, was recorded in the consolidated statements of operations.

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

As part of the acquisition of Bank of Jackson Hole (“BOJH”) on October 1, 2022, the Company assumed three subordinated note purchase agreements to issue and sell fixed-to-floating rate notes totaling $15.0 million. The balance on the notes at June 30, 2024, net of the fair value adjustment from the acquisition of $0.4 million, totaled $14.6 million. At December 31, 2023, the balance on the notes, net of the fair value adjustment from the acquisition of $0.5 million, totaled $14.5 million. Interest expense related to the notes totaling $0.1 million and $0.3 million was recorded in the consolidated statements of operations during the three and six months ended June 30, 2024, respectively. During the three and six months ended June 30, 2023, interest expense related to the notes totaling $0.1 million and $0.3 million, respectively, was recorded in the consolidated statements of operations.

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

Under the Basel III requirements, at June 30, 2024 and December 31, 2023, the Company and the Banks met all capital requirements, including the capital conservation buffer of 2.5%. The Company and the Banks had regulatory capital ratios in excess of the levels established for well-capitalized institutions, as detailed in the tables below:

	June 30, 2024
			Required to be		Required to be
			well capitalized under		considered
			prompt corrective		adequately
	Actual		action provisions		capitalized(1)
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio:
Consolidated	10.2%	$984,662	N/A	N/A	4.0%	$386,310
NBH Bank	9.1%	875,042	5.0%	$480,981	4.0%	384,785
Bank of Jackson Hole Trust	30.5%	12,155	5.0%	1,994	4.0%	1,595
Common equity tier 1 risk based capital:
Consolidated	12.4%	$984,662	N/A	N/A	7.0%	$555,632
NBH Bank	11.1%	875,042	6.5%	$513,627	7.0%	553,137
Bank of Jackson Hole Trust	72.9%	12,155	6.5%	1,085	7.0%	1,168
Tier 1 risk based capital ratio:
Consolidated	12.4%	$984,662	N/A	N/A	8.5%	$674,696
NBH Bank	11.1%	875,042	8.0%	$632,156	8.5%	671,666
Bank of Jackson Hole Trust	72.9%	12,155	8.0%	1,335	8.5%	1,418
Total risk based capital ratio:
Consolidated	14.3%	$1,136,361	N/A	N/A	10.5%	$833,448
NBH Bank	12.3%	971,739	10.0%	$790,196	10.5%	829,705
Bank of Jackson Hole Trust	72.9%	12,156	10.0%	1,668	10.5%	1,752

	December 31, 2023
			Required to be		Required to be
			well capitalized under		considered
			prompt corrective		adequately
	Actual		action provisions		capitalized(1)
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio:
Consolidated	9.7%	$941,369	N/A	N/A	4.0%	$386,775
NBH Bank	8.9%	856,243	5.0%	$481,685	4.0%	385,348
Bank of Jackson Hole Trust	30.0%	11,609	5.0%	1,936	4.0%	1,549
Common equity tier 1 risk based capital:
Consolidated	11.9%	$941,369	N/A	N/A	7.0%	$554,325
NBH Bank	10.9%	856,243	6.5%	$512,408	7.0%	551,824
Bank of Jackson Hole Trust	71.2%	11,609	6.5%	1,059	7.0%	1,141
Tier 1 risk based capital ratio:
Consolidated	11.9%	$941,369	N/A	N/A	8.5%	$673,109
NBH Bank	10.9%	856,243	8.0%	$630,656	8.5%	670,072
Bank of Jackson Hole Trust	71.2%	11,609	8.0%	1,304	8.5%	1,385
Total risk based capital ratio:
Consolidated	13.8%	$1,092,800	N/A	N/A	10.5%	$831,487
NBH Bank	12.1%	952,674	10.0%	$788,319	10.5%	827,735
Bank of Jackson Hole Trust	71.2%	11,609	10.0%	1,629	10.5%	1,711

(1)	Includes the capital conservation buffer of 2.5%.

Note 11 Revenue from Contracts with Clients

Revenue is recognized when obligations under the terms of a contract with clients are satisfied. Below is the detail of the Company’s revenue from contracts with clients, including service charges and other deposit account related fees, bank card fees and other non-interest income. Other non-interest income includes trust and wealth management fees and Cambr Solutions, LLC (“Cambr”) fee income.

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

Cambr fee income

Cambr operates a deposit acquisition and processing platform that generates core deposits from accounts offered through third-party embedded finance companies. Cambr’s platform facilitates the movement of embedded finance companies’ client deposits into FDIC-insured accounts at banks within Cambr’s network. Cambr generates fee income by charging a percentage-based fee of the client’s deposit balance placed into the Cambr network. The performance obligation is satisfied upon completion of service, and Cambr fee income is recorded within other non-interest income in the consolidated statements of operations.

Other non-interest expense

Included within other non-interest expense are gains and losses from OREO sales, which are recognized when the Company meets its performance obligation to transfer title to the buyer. The gain or loss is measured as the excess of the proceeds received compared to the OREO carrying value. Sales proceeds are received in cash at the time of transfer.

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of FASB ASC Topic 606 (“Topic 606”), and non-interest expense in-scope of Topic 606 for the three and six months ended June 30, 2024 and 2023:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Non-interest income
In-scope of Topic 606:
Service charges and other account-related fees	$5,178	$6,610	$10,461	$11,537
Bank card fees	4,882	5,091	9,460	9,728
Other non-interest income	1,627	1,712	2,774	2,219
Non-interest income (in-scope of Topic 606)	11,687	13,413	22,695	23,484
Non-interest income (out-of-scope of Topic 606)	2,342	410	9,028	5,004
Total non-interest income	$14,029	$13,823	$31,723	$28,488
Non-interest expense
In-scope of Topic 606:
Other non-interest expense	$(190)	$—	$(192)	$(11)
Total revenue in-scope of Topic 606	$11,497	$13,413	$22,503	$23,473

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

As of June 30, 2024, the aggregate number of Class A common stock available for issuance under the 2023 Plan is 973,985 shares. Any shares subject to awards under the 2023 Plan will be counted against the amount available for issuance as one share for every one share granted. The 2023 Plan provides for recycling of shares from both the Prior Plan and the 2023 Plan, the terms of which are further described in the Company's Proxy Statement for its 2023 Annual Meeting of Shareholders. Upon an option exercise, it is the Company’s policy to issue shares from treasury stock.

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

The following table summarizes stock option activity for the six months ended June 30, 2024:

			Weighted
			average
		Weighted	remaining
		average	contractual	Aggregate
		exercise	term in	intrinsic
	Options	price	years	value
Outstanding at December 31, 2023	755,546	$30.95	5.79	$5,270
Granted	—	—
Exercised	(41,400)	20.58
Forfeited	(5,120)	38.33
Outstanding at June 30, 2024	709,026	31.50	5.52	5,617
Options exercisable at June 30, 2024	612,353	30.80	5.05	5,234
Options vested and expected to vest	699,778	31.45	5.48	5,576

Stock option expense is a component of salaries and benefits expense in the consolidated statements of operations and totaled $0.1 million and $0.2 million for the three and six months ended June 30, 2024, respectively, and $0.5 million and $0.7 million for the three and six months ended June 30, 2023, respectively. At June 30, 2024, there was $0.3 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. The cost is expected to be recognized over a weighted average period of 1.6 years.

Restricted stock awards

The Company issues primarily time-based restricted stock awards that vest over a range of a 1-3 year period. Restricted stock with time-based vesting was valued at the fair value of the shares on the date of grant as they are assumed to be held beyond the vesting period.

Performance stock units

The Company grants performance stock units (“PSU”) which represent initial target awards and do not reflect potential increases or decreases resulting from the final performance results, which are to be determined at the end of the three-year performance period (vesting date). The actual number of shares to be awarded at the end of the performance period will range from 0% - 150% of the initial target awards. One-third of the award is based on the Company’s cumulative earnings per share (EPS target), one-third is based on the Company’s relative return on tangible assets (“ROTA”), and one-third is based on the Company’s cumulative total shareholder return (“TSR”) during the performance period. On the vesting date, the Company’s annual ROTA will be compared to the respective ROTAs of companies comprising the S&P 600 Regional Banks group. The Company’s ranking will be averaged over the measurement period to determine the shares awarded. The fair value of the ROTA award was determined based on the closing stock price of the Company’s common stock on the grant date. On the vesting date, the Company’s TSR will be compared to the respective TSRs of the companies comprising the S&P 600 Regional Banks group at the grant date to determine the shares awarded. The fair value of the TSR target portion of the award was determined using a Monte Carlo Simulation at the grant date. The fair value of the EPS target portion of the award was determined based on the closing stock price of the Company’s common stock on the grant date.

For PSU components granted in 2023 and 2022, sixty percent of the award was based on the Company’s cumulative EPS and forty percent of the award was based on the Company’s cumulative TSR during the performance period. On the vesting date, the Company’s TSR will be compared to the respective TSRs of the companies comprising the KBW Regional Index at the grant date to determine the shares awarded.

During 2023, the Compensation Committee approved the adoption of the 2023 Equity Unit Incentive Plan (the “2UniFi Plan”), an equity incentive plan with respect to class B units of 2Unifi, LLC, a wholly owned subsidiary of the Company. The 2UniFi Plan provides for the grant of up to 200,000 Class B Units (intended to be in the form of profit interests) to the employees and other service providers of 2UniFi and its affiliates, including the named executive officers of the Company. The 2UniFi Plan is administered by the Managing Member Board of 2UniFi and any grant of Class B units to an executive officer of the Company is subject to the approval of the Company’s Compensation Committee. As of June 30, 2024 and December 31, 2023, the Managing Member Board had granted 122,000 and 112,000 units, respectively. The awards vest over a 5 year period with 50% of the awards vesting on the third anniversary of the grant date, and 25% vesting on the fourth and fifth anniversary of the grant date, respectively. At June 30, 2024, there was $0.1 million of total unrecognized compensation cost related to non-vested units under the plan.

The weighted-average grant date fair value per unit for the awards granted during the six months ended June 30, 2024 of the EPS target portion, ROTA target portion and TSR target portion were $35.41, $35.41, and $34.91, respectively. The initial weighted-average performance price for the TSR target portion granted during 2024 was $36.72. During the six months ended June 30, 2024, the Company canceled 530 units due to final performance results related to performance stock units granted in 2021.

The following table summarizes restricted stock and performance stock unit activity during the six months ended June 30, 2024:

		Weighted		Weighted
	Restricted	average grant-	Performance	average grant-
	stock shares	date fair value	stock units	date fair value
Unvested at December 31, 2023	240,584	$34.47	171,782	$34.56
Granted	176,151	35.01	79,254	35.24
Adjustment due to performance	—	—	(530)	35.75
Vested	(88,311)	35.83	(46,490)	37.82
Forfeited	(9,132)	36.44	(2,390)	33.67
Unvested at June 30, 2024	319,292	$34.33	201,626	$34.27

As of June 30, 2024, the total unrecognized compensation cost related to the non-vested restricted stock awards and performance stock units totaled $7.9 million and $4.5 million, respectively, and is expected to be recognized over a weighted average period of approximately 2.3 years and 2.2 years, respectively. Expense related to non-vested restricted stock awards totaled $1.5 million and $2.4 million during the three and six months ended June 30, 2024, respectively, and $1.2 million and $2.1 million during the three and six months ended June 30, 2023, respectively. Expense related to non-vested performance stock units totaled $0.5 million and $1.0 million during the three and six months ended June 30, 2024, respectively, and $0.5 million and $0.9 million during the three and six months ended June 30, 2023, respectively. Expense related to non-vested restricted stock awards and units is a component of salaries and benefits expense in the Company’s consolidated statements of operations.

Employee stock purchase plan

The 2014 Employee Stock Purchase Plan (“ESPP”) is intended to be a qualified plan within the meaning of Section 423 of the Internal Revenue Code of 1986 and allows eligible employees to purchase shares of common stock through payroll deductions up to a limit of $25,000 per calendar year and 2,000 shares per offering period. The price an employee pays for shares is 90.0% of the fair market value of Company common stock on the last day of the offering period. The offering periods are the six-month periods commencing on March 1 and September 1 of each year and ending on August 31 and February 28 (or February 29 in the case of a leap year) of each year. There are no vesting or other restrictions on the stock purchased by employees under the ESPP. Under the ESPP, the total number of shares of common stock reserved for issuance totaled 400,000 shares, of which 224,299 was available for issuance at June 30, 2024.

Under the ESPP, employees purchased 11,620 shares and 9,741 shares during the six months ended June 30, 2024 and 2023, respectively.

Note 13 Common Stock

The Company had 37,899,453 and 37,784,851 shares of Class A common stock outstanding at June 30, 2024 and December 31, 2023, respectively. Additionally, the Company had 319,292 and 240,584 shares outstanding at June 30, 2024 and December 31, 2023, respectively, of restricted Class A common stock issued but not yet vested under the 2023 Omnibus Incentive Plan that are not included in shares outstanding until such time that they are vested; however, these shares do have voting and certain dividend rights during the vesting period.

On May 9, 2023, the Company’s Board of Directors authorized a program to repurchase up to $50.0 million of the Company’s stock from time to time in either the open market or through privately negotiated transactions. The remaining authorization under the current program as of June 30, 2024 was $50.0 million.

Note 14 Earnings Per Share

The Company calculates earnings per share under the two-class method, as certain non-vested share awards contain non-forfeitable rights to dividends. As such, these awards are considered securities that participate in the earnings of the Company. Non-vested shares are discussed further in note 12.

The Company had 37,899,453 and 37,719,026 shares of Class A common stock outstanding as of June 30, 2024 and 2023, respectively, exclusive of issued non-vested restricted shares. Certain stock options and non-vested restricted shares are potentially dilutive securities, but are not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive for the three and six months ended June 30, 2024 and 2023.

The following table illustrates the computation of basic and diluted earnings per share for the three and six months ended June 30, 2024 and 2023:

	For the three months ended		For the six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net income	$26,135	$32,557	$57,526	$72,840
Less: income allocated to participating securities	(89)	(69)	(154)	(110)
Income allocated to common shareholders	$26,046	$32,488	$57,372	$72,730
Weighted average shares outstanding for basic earnings per common share	38,210,869	37,957,287	38,121,114	37,871,862
Dilutive effect of equity awards	161,908	150,039	178,321	220,846
Weighted average shares outstanding for diluted earnings per common share	38,372,777	38,107,326	38,299,435	38,092,708
Basic earnings per share	$0.68	$0.86	$1.51	$1.92
Diluted earnings per share	0.68	0.85	1.50	1.91

The Company had 709,026 and 819,863 outstanding stock options to purchase common stock at weighted average exercise prices of $31.50 and $30.34 per share at June 30, 2024 and 2023, respectively, which have time-vesting criteria, and as such, any dilution is derived only for the timeframe in which the vesting criteria had been met and where the inclusion of those stock options is dilutive. The Company had 520,918 and 442,565 unvested restricted shares and performance stock units issued as of June 30, 2024 and 2023, respectively, which have performance, market and/or time-vesting criteria, and as such, any dilution is derived only for the timeframe in which the vesting criteria had been met and where the inclusion of those restricted shares and units is dilutive.

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

Fair values of derivative instruments on the balance sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the consolidated statements of financial condition as of June 30, 2024 and December 31, 2023. Information about the valuation methods used to measure fair value is provided in note 17.

		Asset derivatives fair value			Liability derivatives fair value
	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
	location	2024	2023	Location	2024	2023
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$33,653	$28,928	Other liabilities	$2,390	$3,400
Total derivatives designated as hedging instruments		$33,653	$28,928		$2,390	$3,400

Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$9,007	$8,480	Other liabilities	$9,012	$8,484
Interest rate lock commitments	Other assets	455	287	Other liabilities	—	5
Forward contracts	Other assets	51	—	Other liabilities	36	110
Total derivatives not designated as hedging instruments		$9,513	$8,767		$9,048	$8,599

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

For derivatives that qualify and are designated as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest income in the same periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis. The earnings recognition of excluded components is included in interest income. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income as interest payments are received on the Company’s variable-rate assets. As of June 30, 2024, the Company had cash flow hedges with a notional amount of $200.0 million. The Company expects to reclassify $1.9 million from accumulated other comprehensive income (loss) (“AOCI”) as a reduction to interest income during the next 12 months.

Fair value hedges

Interest rate swaps designated as fair value hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of June 30, 2024, the Company had interest rate swaps with a notional amount of $358.2 million, which were designated as fair value hedges of interest rate risk. As of December 31, 2023, the Company had interest rate swaps with a notional amount of $351.0 million that were designated as fair value hedges. These interest rate swaps were associated with $473.8 million and $469.4 million of the Company’s fixed-rate loans as of June 30, 2024 and December 31, 2023, respectively, before a gain of $30.0 million and $22.6 million from the fair value hedge adjustment in the carrying amount. The gain is included in loans receivable in the statements of financial condition as of June 30, 2024 and December 31, 2023, respectively. Fair value hedge adjustments included basis adjustments on terminated positions to be amortized through the contractual maturity date of each respective hedged item. Excluding those terminated positions, the fair value hedge adjustments consisted of gains totaling $35.6 million and $25.7 million as of June 30, 2024 and December 31, 2023, respectively.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives.

Non-designated hedges

Derivatives not designated as hedges are not speculative and consist of interest rate swaps with commercial banking clients that facilitate their respective risk management strategies. Interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the client swaps and the offsetting swaps are recognized directly in earnings. As of June 30, 2024 and December 31, 2023, the Company had matched interest rate swap transactions with an aggregate notional amount of $515.4 million and $464.9 million, respectively, related to this program. Derivative fee income from non-designated hedges totaled zero and $0.9 million for the three and six months ended June 30, 2024, respectively. During the three and six months ended June 30, 2023, derivative fee income from non-designated hedges totaled zero and $0.2 million, respectively.

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

The Company had interest rate lock commitments with a notional value of $29.6 million and forward contracts with a notional value of $34.7 million at June 30, 2024. At December 31, 2023, the Company had interest rate lock commitments with a notional value of $13.8 million and forward contracts with a notional value of $17.7 million.

Effect of derivative instruments on the consolidated statements of operations and accumulated other comprehensive income

The tables below present the effect of the Company’s derivative financial instruments in the consolidated statements of operations for the three and six months ended June 30, 2024 and 2023:

	Location of gain (loss)	Amount of gain recognized in income on derivatives
Derivatives in fair value	recognized in income on	For the three months ended June 30,		For the six months ended June 30,
hedging relationships	derivatives	2024	2023	2024	2023
Interest rate products	Interest and fees on loans	$2,941	$9,341	$11,521	$3,850

	Location of gain (loss)	Amount of (loss) gain recognized in income on hedged items
	recognized in income on	For the three months ended June 30,		For the six months ended June 30,
Hedged items	hedged items	2024	2023	2024	2023
Interest rate products	Interest and fees on loans	$(946)	$(6,995)	$(7,494)	$315

	Location of gain (loss)	Amount of gain (loss) recognized in income on derivatives
Derivatives not designated	recognized in income on	For the three months ended June 30,		For the six months ended June 30,
as hedging instruments	derivatives	2024	2023	2024	2023
Interest rate products	Other non-interest expense	$232	$6	$—	$—
Interest rate lock commitments	Mortgage banking income	(61)	(598)	271	43
Forward contracts	Mortgage banking income	80	369	125	25
Total		$251	$(223)	$396	$68

The tables below present the effect of cash flow hedge accounting on AOCI as of the dates presented.

	For the three months ended June 30, 2024
	Loss recognized in OCI on derivatives	Loss recognized in OCI included component	Loss recognized in OCI excluded component	Location of loss recognized from AOCI into income	Loss reclassified from AOCI into income	Loss reclassified from AOCI into income included component	Loss reclassified from AOCI into income excluded component
Derivatives in cash flow hedging relationships:
Interest rate products	$(408)	$(256)	$(152)	Interest income	$(514)	$(396)	$(118)

	For the six months ended June 30, 2024
	Loss recognized in OCI on derivatives	Loss recognized in OCI included component	Loss recognized in OCI excluded component	Location of loss recognized from AOCI into income	Loss reclassified from AOCI into income	Loss reclassified from AOCI into income included component	Loss reclassified from AOCI into income excluded component
Derivatives in cash flow hedging relationships:
Interest rate products	$(1,836)	$(1,258)	$(578)	Interest income	$(1,027)	$(791)	$(236)

	For the three months ended June 30, 2023
	Loss recognized in OCI on derivatives	Loss recognized in OCI included component	Loss recognized in OCI excluded component	Location of loss recognized from AOCI into income	Loss reclassified from AOCI into income	Loss reclassified from AOCI into income included component	Loss reclassified from AOCI into income excluded component
Derivatives in cash flow hedging relationships:
Interest rate products	$(2,267)	$(1,834)	$(433)	Interest income	$(403)	$(285)	$(118)

	For the six months ended June 30, 2023
	Loss recognized in OCI on derivatives	Loss recognized in OCI included component	Loss recognized in OCI excluded component	Location of loss recognized from AOCI into income	Loss reclassified from AOCI into income	Loss reclassified from AOCI into income included component	Loss reclassified from AOCI into income excluded component
Derivatives in cash flow hedging relationships:
Interest rate products	$(1,651)	$(1,436)	$(215)	Interest income	$(665)	$(447)	$(218)

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

As of June 30, 2024, the termination value of derivatives in a net liability position related to these agreements was zero. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and, as of June 30, 2024, the Company had met these thresholds. If the Company had breached any of these provisions at June 30, 2024, it could have been required to settle its obligations under the agreements at the termination value.

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

Total unfunded commitments at June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024	December 31, 2023
Commitments to fund loans	$692,398	$724,928
Credit card lines of credit	3,395	6,278
Unfunded commitments under lines of credit	823,339	890,530
Commercial and standby letters of credit	10,335	13,029
Total unfunded commitments	$1,529,467	$1,634,765

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

Contingencies

Mortgage loans sold to investors may be subject to repurchase or indemnification in the event of specific default by the borrower or subsequent discovery that underwriting standards were not met. The Company established a reserve liability for expected losses related to these representations and warranties based upon management’s evaluation of actual and historic loss history, delinquency trends or other documentation or deficiency findings in the portfolio and economic conditions. Charges against the reserve during the three and six months ended June 30, 2024 totaling $10 thousand and $36 thousand, respectively, were primarily driven by early payoffs and repurchases. Charges against the reserve during the three and six months ended June 30, 2023 totaling $41 thousand and $87 thousand, respectively, were primarily driven by early payoffs and repurchases. The repurchase reserve is included in other liabilities in the consolidated statements of financial condition.

The following table summarizes mortgage repurchase reserve activity for the periods presented:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Beginning balance	$1,172	$1,645	$1,198	$1,725
Provision released from operating expense, net	(73)	(289)	(73)	(323)
Charge-offs	(10)	(41)	(36)	(87)
Ending balance	$1,089	$1,315	$1,089	$1,315

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

Changes in the valuation inputs used for measuring the fair value of financial instruments may occur due to changes in current market conditions or other factors. Such changes may necessitate a transfer of the financial instruments to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfer occurs. During the six months ended June 30, 2024 and 2023, there were no transfers of financial instruments between the hierarchy levels.

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

Mortgage banking derivatives—The Company relies on a third-party pricing service to value its mortgage banking derivative financial assets and liabilities, which the Company classifies as a level 3 valuation. The external valuation model to estimate the fair value of its interest rate lock commitments to originate residential mortgage loans held for sale includes grouping the interest rate lock commitments by interest rate and terms, applying an average 85.8% estimated pull-through rate based on historical experience, and then multiplying by quoted investor prices determined to be reasonably applicable to the loan commitment groups based on interest rate, terms and rate lock expiration dates of the loan commitment groups. The Company also relies on an external valuation model to estimate the fair value of its forward commitments to sell residential mortgage loans (i.e., an estimate of what the Company would receive or pay to terminate the forward delivery contract based on market prices for similar financial instruments), which includes matching specific terms and maturities of the forward commitments against applicable investor pricing.

The tables below present the financial instruments measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 in the consolidated statements of financial condition utilizing the hierarchy structure described above:

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
U.S. Treasuries	$73,188	$—	$—	$73,188
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	—	197,060	—	197,060
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	—	418,129	—	418,129
Municipal securities	—	80	—	80
Corporate debt	—	1,888	—	1,888
Loans held for sale	—	18,787	—	18,787
Interest rate swap derivatives	—	42,660	—	42,660
Mortgage banking derivatives	—	—	506	506
Total assets at fair value	$73,188	$678,604	$506	$752,298
Liabilities:
Interest rate swap derivatives	$—	$11,402	$—	$11,402
Mortgage banking derivatives	—	—	36	36
Total liabilities at fair value	$—	$11,402	$36	$11,438

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
U.S. Treasuries	$73,044	$—	$—	$73,044
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	—	201,809	—	201,809
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	—	351,242	—	351,242
Municipal securities	—	79	—	79
Corporate debt	—	1,843	—	1,843
Loans held for sale	—	18,854	—	18,854
Interest rate swap derivatives	—	37,408	—	37,408
Mortgage banking derivatives	—	—	287	287
Total assets at fair value	$73,044	$611,235	$287	$684,566
Liabilities:
Interest rate swap derivatives	$—	$15,284	$—	$15,284
Mortgage banking derivatives	—	—	115	115
Total liabilities at fair value	$—	$15,284	$115	$15,399

The table below details the changes in level 3 financial instruments during the six months ended June 30, 2024:

Mortgage banking
derivatives, net
Balance at December 31, 2023	$172
Gain included in earnings, net	396
Fees and costs included in earnings, net	(98)
Balance at June 30, 2024	$470

Fair Value of Financial Instruments Measured on a Non-recurring Basis

Certain assets may be recorded at fair value on a non-recurring basis as conditions warrant. These non-recurring fair value measurements typically result from the application of lower of cost or fair value accounting or a write-down occurring during the period.

Individually evaluated loans—The Company records individually evaluated loans based on the fair value of the collateral when it is probable that the Company will be unable to collect all contractual amounts due in accordance with the terms of the loan agreement. The Company relies on third-party appraisals and internal assessments, utilizing a discount rate in the range of 6% - 23% with a weighted average discount rate of 11.8%, in determining the estimated fair values of these loans. The inputs used to determine the fair values of loans are considered level 3 inputs in the fair value hierarchy. At June 30, 2024, the Company recorded a specific reserve of $6.9 million related to 12 loans with a carrying balance of $24.1 million. At June 30, 2023, the Company recorded a specific reserve of $6.0 million related to 10 loans with a carrying balance of $38.1 million.

OREO—OREO is recorded at the fair value of the collateral less estimated selling costs using a range of 6% to 10% with a weighted average discount rate of 6.2%. The estimated fair values of OREO are updated periodically and further write-downs may be taken to reflect a new basis. During the six months ended June 30, 2024, there was no OREO impairment. The Company recognized $13 thousand of OREO impairment during the six months ended June 30, 2023. The fair values of OREO are derived from third-party price opinions or appraisals that generally use an income approach or a market value approach. If reasonable comparable appraisals are not available, the Company may use internally developed models to determine fair values. The inputs used to determine the fair value of OREO properties are considered level 3 inputs in the fair value hierarchy.

Mortgage servicing rights—MSRs represent the value associated with servicing residential real estate loans that have been sold to outside investors with servicing retained. The fair value for servicing assets is determined through discounted cash flow analysis and utilizes a discount rate and weighted average rate ranging from 10.0% to 10.5% at June 30, 2024 and prepayment speed assumption ranges of 6.1% to 11.3% with a weighted average rate of 6.2% at June 30, 2024. The weighted average MSRs are subject to impairment testing. The carrying values of these MSRs are reviewed quarterly for impairment based upon the calculation of fair value. For purposes of measuring impairment, the MSRs are stratified into certain risk characteristics including note type and note term. If the valuation model reflects a value less than the carrying value, MSRs are adjusted to fair value through a valuation allowance and the adjustment is included in mortgage banking income in the consolidated statements of operations. During the six months ended June 30, 2024 and 2023, the Company recorded recoveries totaling $61 thousand and $66 thousand, respectively. The inputs used to determine the fair values of MSRs are considered level 3 inputs in the fair value hierarchy.

SBA servicing asset— The SBA servicing asset represents the value associated with servicing small business real estate loans that have been sold to outside investors with servicing retained. The fair value for the SBA servicing asset is determined through a discounted cash flow analysis and utilizes a weighted average discount rate of 9.5% and a weighted average lifetime constant prepayment rate of 15.5%. The SBA servicing asset is amortized over the period of the estimated future net servicing life of the underlying assets, and it is evaluated quarterly for impairment based upon the fair value of the rights as compared to their amortized cost. Impairment is recognized on the income statement to the extent the fair value is less than the capitalized amount of the SBA servicing asset. The Company recorded no impairment for the six months ended June 30, 2024 or 2023.

The Company may be required to record fair value adjustments on other available-for-sale and municipal securities valued at par on a non-recurring basis.

The tables below provide information regarding losses from assets recorded at fair value on a non-recurring basis during the six months ended June 30, 2024 and 2023:

	June 30, 2024
	Total	Losses from fair value changes
Individually evaluated loans	$46,406	$4,883

	June 30, 2023
	Total	Losses from fair value changes
Individually evaluated loans	$55,569	$679
Other real estate owned	3,458	13
Total	$59,027	$692

The Company did not record any liabilities measured at fair value on a non-recurring basis during the six months ended June 30, 2024 or 2023.

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

The fair value of financial instruments at June 30, 2024 and December 31, 2023 are set forth below:

	Level in fair value	June 30, 2024		December 31, 2023
	measurement	Carrying	Estimated	Carrying	Estimated
	hierarchy	amount	fair value	amount	fair value
ASSETS
Cash and cash equivalents	Level 1	$144,993	$144,993	$190,826	$190,826
U.S. Treasury securities - AFS	Level 1	73,188	73,188	73,044	73,044
U.S. Treasury securities - HTM	Level 1	49,487	48,342	49,338	48,334
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises available-for-sale	Level 2	197,060	197,060	201,809	201,809
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises available-for-sale	Level 2	418,129	418,129	351,242	351,242
Municipal securities available-for-sale	Level 2	80	80	79	79
Corporate debt available-for-sale	Level 2	1,888	1,888	1,843	1,843
Other available-for-sale securities	Level 3	731	731	812	812
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises held-to-maturity	Level 2	279,941	242,545	299,337	265,011
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises held-to-maturity	Level 2	225,258	178,002	236,377	190,983
FHLB and FRB stock	Level 2	27,476	27,476	40,890	40,890
Loans receivable	Level 3	7,722,153	7,513,690	7,698,758	7,411,687
Loans held for sale	Level 2	18,787	18,787	18,854	18,854
Accrued interest receivable	Level 2	45,242	45,242	44,944	44,944
Interest rate swap derivatives	Level 2	42,660	42,660	37,408	37,408
Mortgage banking derivatives	Level 3	506	506	287	287
LIABILITIES
Deposit transaction accounts	Level 2	7,354,184	7,354,184	7,208,421	7,208,421
Time deposits	Level 2	1,022,741	1,023,443	981,970	972,793
Securities sold under agreements to repurchase	Level 2	19,465	19,465	19,627	19,627
Long-term debt	Level 2	55,000	51,414	55,000	43,760
Federal Home Loan Bank advances	Level 2	35,000	35,000	340,000	340,000
Accrued interest payable	Level 2	14,106	14,106	12,239	12,239
Interest rate swap derivatives	Level 2	11,402	11,402	15,284	15,284
Mortgage banking derivatives	Level 3	36	36	115	115

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

In connection with the Cambr acquisition, the Company recorded $26.9 million of goodwill. The amount of goodwill recorded reflects the expanded market presence, synergies and operational efficiencies that are expected to result from the acquisition. The total amount of goodwill expected to be deductible for tax purposes is $27.8 million. The Company recorded other intangible assets of $18.0 million, including intangibles related to customer relationships and internally developed technology. The other intangible assets were valued by discounting future cash flows to present value. The discount rates applied were derived using market participant assumptions.

The other intangible assets are being amortized over a weighted average period of 9.4 years.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management's discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes as of and for the three and six months ended June 30, 2024, and with our annual report on Form 10-K (file number 001-35654), which includes our audited consolidated financial statements and related notes as of and for the years ended December 31, 2023, 2022 and 2021. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that may cause actual results to differ materially from management's expectations. Factors that could cause such differences are discussed in the section entitled “Cautionary Note Regarding Forward-Looking Statements” located elsewhere in this quarterly report and in Item 1A“Risk Factors” in the annual report on Form 10-K, referenced above, and should be read herewith.

All amounts are in thousands, except share and per share data, or as otherwise noted.

Overview

Our focus is on building relationships by creating a win-win scenario for our clients and our Company. We believe in providing solutions and services to our clients that are based on fairness and simplicity. We have established a solid financial services franchise with a sizable presence for deposit gathering and building client relationships necessary for growth. We have executed on strategic acquisition opportunities to expand our presence in attractive markets and to diversify our revenue streams. Additionally, we are innovating and building strategic fintech partnerships with the goal of delivering a comprehensive digital financial ecosystem for our clients. We are focused on providing small and medium-sized businesses with alternative digital access to address borrowing, depository and cash management needs, while also providing information management and access to digital payment tools, under the safety of a regulated bank. We believe that our established presence in our core markets of Colorado, the greater Kansas City region, Utah, Wyoming, Texas, New Mexico and Idaho, as well as our ongoing investment in digital solutions and strategic acquisitions position us well for growth opportunities. As of June 30, 2024, we had $9.9 billion in assets, $7.7 billion in loans, $8.4 billion in deposits, $1.2 billion in equity and $0.9 billion in assets under management in our trust and wealth management business.

Operating Highlights

Profitability and returns

●

Net income totaled $57.5 million, or $1.50 per diluted share, for the six months ended June 30, 2024, compared to net income of $72.8 million, or $1.91 per diluted share, for the six months ended June 30, 2023. The decrease during the six months ended June 30, 2024 compared to the same period during the prior year was largely driven by lower net interest income due to an increase in cost of funds outpacing the increase in interest income.

●	The return on average tangible assets was 1.28% for the six months ended June 30, 2024, compared to 1.63% for the six months ended June 30, 2023.
●	The return on average tangible common equity was 13.77% for the six months ended June 30, 2024, compared to 19.05% for the six months ended June 30, 2023.

   Strategic execution

●

Continued to invest in digital solutions for our clients through our financial eco-system, 2UniFi, for small and medium-sized businesses that we believe will increase access to financial services while reducing the costs of banking services.

●

The Company’s balance sheet funding mix improved during the six months ended June 30, 2024, and the Company utilized funding provided by deposit growth to pay down Federal Home Loan Bank advances from $340.0 million to $35.0 million.

   Loan portfolio

●	Loans totaled $7.7 billion at June 30, 2024 and December 31, 2023.
●	Generated loan fundings totaling $705.2 million, during the six months ended June 30, 2024, with a weighted average new loan origination rate of 8.3%.
●

Maintained a conservatively structured loan portfolio represented by diverse industries and concentrations with industry sector concentrations at 15% or less of total loans and all concentration levels remain well below our self-imposed limits.

●	Non-owner occupied CRE loans were 165.0% of the Company’s risk based capital, or 24.2% of total loans, and no specific property type comprised more than 10.0% of total loans at June 30, 2024.
●	The Company maintains very little exposure to non-owner occupied CRE retail properties and office properties, comprising 2.1% and 1.4% of total loans, respectively, at June 30, 2024.
●	Multifamily loans totaled $356.9 million, or 4.6% of total loans as of June 30, 2024.
●	We do not originate high-dollar non-amortizing or balloon payment mortgage loans to our clients.

   Credit quality

●	Allowance for credit losses totaled 1.25% of total loans at June 30, 2024, compared to 1.27% at December 31, 2023.
●

The Company recorded provision expense for credit losses totaling $2.8 million during the six months ended June 30, 2024, compared to provision expense for credit losses of $2.6 million during the six months ended June 30, 2023.

●

Credit quality remained strong, as non-performing loans (comprised of non-accrual loans and non-accrual modified loans) totaled 0.34% of total loans at June 30, 2024, compared to 0.37% at December 31, 2023. Non-performing assets to total loans and OREO improved six basis points to 0.36% at June 30, 2024, compared to 0.42% at December 31, 2023.

●

Net charge-offs of $4.2 million and $1.1 million were recorded during the six months ended June 30, 2024 and the year ended December 31, 2023, respectively. Annualized net charge-offs to average total loans totaled 0.11% and 0.02% for the six months ended June 30, 2024 and the year ended December 31, 2023, respectively.

   Client deposit funded balance sheet

.9
●	Average total deposits for the six months ended June 30, 2024 increased 6.0% to $8.3 billion, compared to $7.8 billion for the six months ended June 30, 2023.
●	Average transaction deposits for the six months ended June 30, 2024 increased 6.1% to $7.3 billion, compared to $6.9 billion for the six months ended June 30, 2023.
●	The mix of transaction deposits to total deposits was 87.8% and 87.9% at June 30, 2024 and 2023, respectively.
●	Cost of deposits totaled 2.23% for the six months ended June 30, 2024, compared to 0.93% for the six months ended June 30, 2023. Our total deposit beta through this rate cycle remains low at 40.6%.
●	Approximately 79% of our deposits were FDIC insured as of June 30, 2024.

   Liquidity

.9
●	On-balance sheet liquidity totaled $607.5 million as of June 30, 2024 and was comprised of $145.0 million of cash and $462.5 million of unencumbered investments.
●

Liquidity is monitored and managed to ensure that sufficient funds are available on-demand to meet our business needs. At June 30, 2024, the Company’s available secured and committed borrowing capacity at the FHLB and Federal Reserve totaled $2.6 billion. The Company also accesses a variety of other short-term and long-term unsecured funding sources, which includes access to Cambr platform deposits, multiple brokered deposit platform options and lines of credit.

●

Our investment securities portfolio has a short average duration and is largely backed by U.S government or government sponsored entities giving us confidence that we will not realize material losses. Regarding the fair value of investment securities, our accumulated other comprehensive loss does not have a material impact on our capital position. Our tangible common equity capital ratio, which includes the accumulated other comprehensive loss, totaled 9.4% as of June 30, 2024, compared to 9.0% as of December 31, 2023.

   Revenues

●	Fully taxable equivalent (“FTE”) net interest income totaled $171.0 million during the six months ended June 30, 2024, compared to $187.5 million during the six months ended June 30, 2023.
●

The FTE net interest margin narrowed 45 basis points to 3.77% for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The yield on earning assets increased 55 basis points, led by a 74 basis point increase in the originated loan portfolio yields. The cost of funds totaled 2.29% for the six months ended June 30, 2024, compared to 1.20% during the six months ended June 30, 2023.

●

Non-interest income increased 11.4% to $31.7 million during the six months ended June 30, 2024, compared to $28.5 million for the six months ended June 30, 2023, driven by increases from our diversified sources of fee revenue including SBA loan income, trust income and Cambr income. Included in the six months ended June 30, 2024 was $3.9 million of impairment related to convertible preferred stock in venture capital investments classified as non-marketable securities, compared to $4.0 million of impairment in the same period during the prior year. Mortgage banking income decreased $1.0 million during the six months ended June 30, 2024, compared to the same period in the prior year.

   Expenses

●

Non-interest expense totaled $125.9 million during the six months ended June 30, 2024, representing an increase of $6.6 million, or 5.6%, compared to the six months ended June 30, 2023, primarily driven by ongoing investments in technology. Salaries and benefits increased $5.2 million, occupancy and equipment increased $1.9 million and data processing increased $1.5 million. Other intangible assets amortization increased $0.6 million due to our Cambr acquisition in April of 2023. These increases were partially offset by a decrease of $2.4 million in professional fees.

●	The FTE efficiency ratio, excluding other intangible assets amortization, during the six months ended June 30, 2024 totaled 60.14%, compared to 54.31% during the year ended December 31, 2023.
●

Income tax expense totaled $13.1 million during the six months ended June 30, 2024, compared to $18.4 million during the six months ended June 30, 2023 driven by lower pre-tax income. The effective tax rate for the six months ended June 30, 2024 was 18.6%, compared to 19.1% for the full year 2023.

   Strong capital position

●

Capital ratios continue to be strong and in excess of federal bank regulatory agency “well capitalized” thresholds. As of June 30, 2024, our consolidated tier 1 leverage ratio was 10.20%, and our consolidated common equity tier 1 and tier 1 risk based capital ratios were 12.41%.

●

At June 30, 2024, common book value per share was $32.92. The tangible common book value per share increased $0.97 to $23.74 during the six months ended June 30, 2024 as earnings outpaced the quarterly dividends and an $0.11 increase in accumulated other comprehensive loss.

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

Additionally, we face continual challenges implementing our business strategy. These include growing our assets, particularly loans, and deposits amidst intense competition, changing interest rates, adhering to changes in the regulatory environment and identifying and consummating disciplined acquisition and other expansionary opportunities in a very competitive and inflationary environment. In connection with our digital growth strategy and our digital solution 2UniFi, we have made and will continue to make investments in and also partner with third party fintech companies. The innovations these companies develop for utilization by 2UniFi may prove more difficult to successfully integrate into our existing operations and may require additional operational and control systems to manage fraud, operational, legal and compliance risks.

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

Key Metrics(1)

	As of and for the three months ended			As of and for the six months ended
	June 30,	December 31,	June 30,	June 30,	June 30,
	2024	2023	2023	2024	2023
Return on average assets	1.06%	1.33%	1.34%	1.17%	1.52%
Return on average tangible assets(2)	1.17%	1.44%	1.45%	1.28%	1.63%
Return on average equity	8.46%	11.10%	11.35%	9.37%	12.94%
Return on average tangible common equity(2)	12.44%	16.56%	17.24%	13.77%	19.05%
Loan to deposit ratio (end of period)(3)	92.18%	94.00%	91.30%	92.18%	91.30%
Non-interest bearing deposits to total deposits (end of period)	26.61%	28.83%	32.37%	26.61%	32.37%
Net interest margin(4)	3.69%	3.88%	4.00%	3.69%	4.16%
Net interest margin FTE(2)(4)(5)	3.76%	3.95%	4.07%	3.77%	4.22%
Interest rate spread FTE(2)(5)(6)	2.75%	3.00%	3.29%	2.78%	3.54%
Yield on earning assets(7)	5.84%	5.84%	5.40%	5.82%	5.29%
Yield on earning assets FTE(2)(5)(7)	5.92%	5.91%	5.46%	5.90%	5.35%
Cost of interest bearing liabilities	3.17%	2.91%	2.17%	3.12%	1.81%
Cost of deposits	2.31%	1.94%	1.27%	2.23%	0.93%
Non-interest income to total revenue FTE(5)	14.13%	14.98%	13.16%	15.65%	13.19%
Non-interest expense to average assets	2.56%	2.49%	2.50%	2.56%	2.48%
Efficiency ratio	64.62%	58.82%	58.86%	63.17%	55.95%
Efficiency ratio excluding other intangible assets amortization FTE(2)(5)	61.52%	56.03%	56.14%	60.14%	53.65%
Pre-provision net revenue	$34,528	$43,470	$42,626	$73,418	$93,888
Pre-provision net revenue FTE(2)(5)	36,239	45,137	44,068	76,821	96,745

Total Loans Asset Quality Data(3)(8)(9)
Non-performing loans to total loans	0.34%	0.37%	0.45%	0.34%	0.45%
Non-performing assets to total loans and OREO	0.36%	0.42%	0.50%	0.36%	0.50%
Allowance for credit losses to total loans	1.25%	1.27%	1.25%	1.25%	1.25%
Allowance for credit losses to non-performing loans	370.18%	346.99%	276.25%	370.18%	276.25%
Net charge-offs to average loans	0.22%	0.02%	0.02%	0.11%	0.02%

(1)	Ratios are annualized.
(2)	Ratio represents non-GAAP financial measure. See non-GAAP reconciliations below.
(3)	Total loans are net of unearned discounts and fees.
(4)	Net interest margin represents net interest income, including accretion income on interest earning assets, as a percentage of average interest earning assets.
(5)

Presented on an FTE basis using the statutory rate of 21% for all periods presented. The taxable equivalent adjustments included above are $1,711, $1,667 and $1,442 for the three months ended June 30, 2024, December 31, 2023 and June 30, 2023, respectively. The taxable equivalent adjustments included above are $3,403 and $2,857 for the six months ended June 30, 2024 and June 30, 2023, respectively.

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

About Non-GAAP Financial Measures

Certain of the financial measures and ratios we present, including “tangible assets,” “average tangible assets,” “return on average tangible assets,” “tangible common equity,” “tangible common equity to tangible assets,” “return on average tangible common equity,” “tangible common book value,” “tangible common book value per share,” “tangible common equity to tangible assets,” “tangible common book value, excluding accumulated other comprehensive loss, net of tax,” “tangible common book value per share, excluding accumulated other comprehensive loss, net of tax,” “net income excluding other intangible assets amortization expense, after tax,” “non-interest expense excluding other intangible assets amortization,” “efficiency ratio excluding other intangible assets amortization FTE,” “pre-provision net revenue,” “tangible common book value, excluding accumulated other comprehensive loss, net of tax,” “tangible common book value per share, excluding accumulated other comprehensive loss, net of tax,” “net income excluding the impact of other intangible assets amortization expense, after tax,” “net income excluding the impact of other intangible assets amortization expense, after tax,” and “fully taxable equivalent” metrics, are supplemental measures that are not required by, or are not presented in accordance with, U.S. generally accepted accounting principles (GAAP). We refer to these financial measures and ratios as “non-GAAP financial measures.” We consider the use of select non-GAAP financial measures and ratios to be useful for financial and operational decision making and useful in evaluating period-to-period comparisons. We believe that these non-GAAP financial measures provide meaningful supplemental information regarding our performance by excluding certain expenditures or assets that we believe are not indicative of our primary business operating results or by presenting certain metrics on an FTE basis. We believe that management and investors benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting, analyzing and comparing past, present and future periods.

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

A reconciliation of our GAAP financial measures to the comparable non-GAAP financial measures is as follows:

Tangible Common Book Value Ratios

	June 30,	December 31,	June 30,
	2024	2023	2023
Total shareholders' equity	$1,247,644	$1,212,807	$1,147,334
Less: goodwill and other intangible assets, net	(360,732)	(364,716)	(368,732)
Add: deferred tax liability related to goodwill	12,871	12,208	11,544
Tangible common equity (non-GAAP)	$899,783	$860,299	$790,146

Total assets	$9,970,851	$9,951,064	$9,871,957
Less: goodwill and other intangible assets, net	(360,732)	(364,716)	(368,732)
Add: deferred tax liability related to goodwill	12,871	12,208	11,544
Tangible assets (non-GAAP)	$9,622,990	$9,598,556	$9,514,769

Tangible common equity to tangible assets calculations:
Total shareholders' equity to total assets	12.51%	12.19%	11.62%
Less: impact of goodwill and other intangible assets, net	(3.16)%	(3.23)%	(3.32)%
Tangible common equity to tangible assets (non-GAAP)	9.35%	8.96%	8.30%

Tangible common book value per share calculations:
Tangible common equity (non-GAAP)	$899,783	$860,299	$790,146
Divided by: ending shares outstanding	37,899,453	37,784,851	37,719,026
Tangible common book value per share (non-GAAP)	$23.74	$22.77	$20.95

Tangible common book value per share, excluding accumulated other comprehensive loss calculations:
Tangible common equity (non-GAAP)	$899,783	$860,299	$790,146
Accumulated other comprehensive loss, net of tax	80,425	76,401	88,614
Tangible common book value, excluding accumulated other comprehensive loss, net of tax (non-GAAP)	980,208	936,700	878,760
Divided by: ending shares outstanding	37,899,453	37,784,851	37,719,026
Tangible common book value per share, excluding accumulated other comprehensive loss, net of tax (non-GAAP)	$25.86	$24.79	$23.30

Return on Average Tangible Assets and Return on Average Tangible Equity

	As of and for the three months ended			As of and for the six months ended
	June 30,	December 31,	June 30,	June 30,	June 30,
	2024	2023	2023	2024	2023
Net income	$26,135	$33,121	$32,557	$57,526	$72,840
Add: impact of other intangible assets amortization expense, after tax	1,516	1,541	1,546	3,055	2,596
Net income excluding the impact of other intangible assets amortization expense, after tax (non-GAAP)	$27,651	$34,662	$34,103	$60,581	$75,436

Average assets	$9,891,665	$9,889,054	$9,765,163	$9,889,963	$9,692,712
Less: average goodwill and other intangible assets, net of deferred tax liability related to goodwill	(349,030)	(353,712)	(357,446)	(350,040)	(336,420)
Average tangible assets (non-GAAP)	$9,542,635	$9,535,342	$9,407,717	$9,539,923	$9,356,292

Average shareholders' equity	$1,243,156	$1,184,164	$1,150,774	$1,234,719	$1,135,033
Less: average goodwill and other intangible assets, net of deferred tax liability related to goodwill	(349,030)	(353,712)	(357,446)	(350,040)	(336,420)
Average tangible common equity (non-GAAP)	$894,126	$830,452	$793,328	$884,679	$798,613

Return on average assets	1.06%	1.33%	1.34%	1.17%	1.52%
Return on average tangible assets (non-GAAP)	1.17%	1.44%	1.45%	1.28%	1.63%
Return on average equity	8.46%	11.10%	11.35%	9.37%	12.94%
Return on average tangible common equity (non-GAAP)	12.44%	16.56%	17.24%	13.77%	19.05%

Fully Taxable Equivalent Yield on Earning Assets and Net Interest Margin

	As of and for the three months ended			As of and for the six months ended
	June 30,	December 31,	June 30,	June 30,	June 30,
	2024	2023	2023	2024	2023
Interest income	$132,447	$134,703	$121,069	$264,179	$234,602
Add: impact of taxable equivalent adjustment	1,711	1,667	1,442	3,403	2,857
Interest income FTE (non-GAAP)	$134,158	$136,370	$122,511	$267,582	$237,459

Net interest income	$83,574	$89,501	$89,784	$167,604	$184,673
Add: impact of taxable equivalent adjustment	1,711	1,667	1,442	3,403	2,857
Net interest income FTE (non-GAAP)	$85,285	$91,168	$91,226	$171,007	$187,530

Average earning assets	$9,117,766	$9,147,977	$8,998,987	$9,122,548	$8,951,130
Yield on earning assets	5.84%	5.84%	5.40%	5.82%	5.29%
Yield on earning assets FTE (non-GAAP)	5.92%	5.91%	5.46%	5.90%	5.35%
Net interest margin	3.69%	3.88%	4.00%	3.69%	4.16%
Net interest margin FTE (non-GAAP)	3.76%	3.95%	4.07%	3.77%	4.22%

Efficiency Ratio and Pre-Provision Net Revenue

	As of and for the three months ended			As of and for the six months ended
	June 30,	December 31,	June 30,	June 30,	June 30,
	2024	2023	2023	2024	2023
Net interest income	$83,574	$89,501	$89,784	$167,604	$184,673
Add: impact of taxable equivalent adjustment	1,711	1,667	1,442	3,403	2,857
Net interest income FTE (non-GAAP)	$85,285	$91,168	$91,226	$171,007	$187,530

Non-interest income	$14,029	$16,064	$13,823	$31,723	$28,488

Non-interest expense	$63,075	$62,095	$60,981	$125,909	$119,273
Less: other intangible assets amortization	(1,977)	(2,008)	(2,007)	(3,985)	(3,370)
Non-interest expense excluding other intangible assets amortization (non-GAAP)	$61,098	$60,087	$58,974	$121,924	$115,903

Efficiency ratio	64.62%	58.82%	58.86%	63.17%	55.95%
Efficiency ratio excluding other intangible assets amortization FTE (non-GAAP)	61.52%	56.03%	56.14%	60.14%	53.65%
Pre-provision net revenue (non-GAAP)	$34,528	$43,470	$42,626	$73,418	$93,888
Pre-provision net revenue, FTE (non-GAAP)	36,239	45,137	44,068	76,821	96,745

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

Future Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The update requires disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. The amendments in this update do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is evaluating the impact from ASU 2023-07, and does not expect the adoption of this pronouncement to have a material impact on its financial statements.

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

In March 2024, the FASB issued ASU 2024-01, Compensation – Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. This update improves GAAP by adding an illustrative example that includes four fact patterns to demonstrate how an entity should apply the scope guidance in paragraph 718-10-15-3 to determine whether a profit interest award should be accounted for in accordance with Topic 718. The amendments in this update are effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is evaluating the impact from ASU 2024-01, and does not expect the adoption of this pronouncement to have a material impact on its financial statements.

On March 6, 2024, the U.S. Securities and Exchange Commission (“SEC”) adopted a new set of rules that require a wide range of climate-related disclosures. The disclosures will include material climate-related risks, information on any climate-related targets or goals that are material to the registrant’s business, results of operations, or financial condition, Scope 1 and Scope 2 Greenhouse Gas emissions and disclosure of the financial statement effects of severe weather events and other natural conditions including costs and losses. Disclosures on Greenhouse Gas emissions will be subject to adoption on a phased-in basis by certain larger registrants when those emissions are material, and an attestation report covering the same will also need to be filed. Compliance dates under the final rule are phased in by registrant category. Multiple lawsuits have been filed challenging the SEC’s new climate rules, which have been consolidated and will be heard in the U.S. Court of Appeals for the Eighth Circuit. On April 4, 2024, the SEC issued an order staying the final rules until judicial review is complete.

Financial Condition

Total assets were $9.9 billion at June 30, 2024, increasing $19.8 million, or 0.2%, from December 31, 2023. Cash and cash equivalents decreased $45.8 million from December 31, 2023, and investment securities increased $31.9 million. Loans totaled $7.7 billion at June 30, 2024 and December 31, 2023, and the allowance for credit losses decreased $1.5 million to $96.5 million at June 30, 2024. During the six months ended June 30, 2024, lower cost demand, savings, and money market deposits ("transaction deposits") increased $145.8 million, or 4.1% annualized, to $7.4 billion, compared to December 31, 2023. Total deposits increased $186.5 million, or 4.6% annualized, to $8.4 billion at June 30, 2024, compared to December 31, 2023.

Investment securities

Available-for-sale

Total investment securities available-for-sale increased 9.9% during the six months ended June 30, 2024 to $0.7 billion. Purchases of available-for-sale securities during the six months ended June 30, 2024 totaled $138.4 million. There were no purchases of available-for-sale securities during the six months ended June 30, 2023. Paydowns and maturities totaled $72.1 million and $47.6 million during the six months ended June 30, 2024 and 2023, respectively.

Our available-for-sale investment securities portfolio is summarized in the following table as of the dates indicated. The weighted average yield was calculated based on amortized cost. Yields on tax exempt securities have not been adjusted for tax exempt status.

	June 30, 2024				December 31, 2023
				Weighted				Weighted
	Amortized	Fair	Percent of	average	Amortized	Fair	Percent of	average
	cost	value	portfolio	yield	cost	value	portfolio	yield
Treasury securities	$74,518	$73,188	10.6%	3.55%	$74,508	$73,044	11.6%	2.54%
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	230,597	197,060	28.5%	1.88%	233,264	201,809	32.1%	1.71%
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	486,723	418,129	60.5%	2.45%	417,155	351,242	55.9%	1.69%
Municipal securities	80	80	0.0%	3.16%	80	79	0.0%	3.17%
Corporate debt	2,000	1,888	0.3%	5.87%	2,000	1,843	0.3%	5.87%
Other securities	731	731	0.1%	0.00%	812	812	0.1%	0.00%
Total investment securities available-for-sale	$794,649	$691,076	100.0%	2.40%	$727,819	$628,829	100.0%	1.80%

As of June 30, 2024 and December 31, 2023, nearly all the available-for-sale investment portfolio was backed by mortgages. The residential mortgage pass-through securities portfolio is comprised of both fixed rate and adjustable rate FHLMC, FNMA and GNMA securities. The other mortgage-backed securities are comprised of securities backed by FHLMC, FNMA and GNMA securities.

Mortgage-backed securities may have actual maturities that differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average life of the available-for-sale mortgage-backed securities portfolio was 4.8 years and 5.2 years at June 30, 2024 and December 31, 2023, respectively. This estimate is based on assumptions and actual results may differ. At June 30, 2024 and December 31, 2023, the duration of the total available-for-sale investment portfolio was 3.9 years and 4.3 years, respectively.

At June 30, 2024 and December 31, 2023, adjustable rate securities comprised 11.8% and 13.0%, respectively, of the available-for-sale MBS portfolio. The remainder of the portfolio was comprised of fixed rate amortizing securities with 10 to 30 year contractual maturities, with a weighted average coupon of 2.29% per annum and 1.73% per annum at June 30, 2024 and December 31, 2023, respectively.

The available-for-sale investment portfolio included $103.8 million of unrealized losses and $0.2 million of unrealized gains at June 30, 2024. At December 31, 2023, the available-for-sale investment portfolio included $99.0 million of unrealized losses and $0.1 million of unrealized gains. We believe any unrealized losses are a result of prevailing interest rates, and as such, we do not believe that any of the securities with unrealized losses were impaired. Management believes that default of the available-for-sale securities is highly unlikely. FHLMC, FNMA and GNMA guaranteed mortgage-backed securities and U.S. Treasury securities have a long history of zero credit losses, an explicit guarantee by the U.S. government (although limited for FNMA and FHLMC securities) and yields that generally trade based on market views of prepayment and liquidity risk rather than credit risk.

Our investment security portfolio consists of high-quality securities, which are largely backed by either U.S. government agencies or U.S. government sponsored entities. We regularly model liquidity stress scenarios to assess potential liquidity issues. The results of our stress testing on our debt security portfolio at June 30, 2024, illustrated that we would continue to meet all capital adequacy requirements, even in an up to 200 basis point rate shock scenario.

 Held-to-maturity

Held-to-maturity investment securities totaled $554.7 million at June 30, 2024, compared to $585.1 million at December 31, 2023, a decrease of $30.4 million, or 5.2%. There were no purchases of held-to-maturity securities during the six months ended June 30, 2024. Purchases during the six months ended June 30, 2023 totaled $2.5 million. Paydowns and maturities totaled $30.7 million and $34.9 million during the six months ended June 30, 2024 and 2023, respectively.

Held-to-maturity investment securities are summarized as follows as of the dates indicated:

	June 30, 2024				December 31, 2023
				Weighted				Weighted
	Amortized	Fair	Percent of	average	Amortized	Fair	Percent of	average
	cost	value	portfolio	yield	cost	value	portfolio	yield
Treasury securities	$49,487	$48,342	8.9%	3.14%	$49,338	$48,334	8.4%	3.14%
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	279,941	242,545	50.5%	2.23%	299,337	265,011	51.2%	2.20%
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	225,258	178,002	40.6%	1.60%	236,377	190,983	40.4%	1.60%
Total investment securities held-to-maturity	$554,686	$468,889	100.0%	2.06%	$585,052	$504,328	100.0%	2.04%

The residential mortgage pass-through and other residential MBS held-to-maturity investment portfolios are comprised of fixed rate FHLMC, FNMA and GNMA securities.

The fair value of the held-to-maturity investment portfolio included $85.8 million of unrealized losses at June 30, 2024. At December 31, 2023, the held-to-maturity investment portfolio included $81.0 million of unrealized losses and $0.2 million of unrealized gains.

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

Mortgage-backed securities may have actual maturities that differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average expected life of the held-to-maturity mortgage-backed securities portfolio as of June 30, 2024 and December 31, 2023 was 5.6 years and 5.7 years, respectively. This estimate is based on assumptions and actual results may differ. The duration of the total held-to-maturity investment portfolio was 4.4 years and 4.6 years as of June 30, 2024 and December 31, 2023, respectively.

Non-marketable securities

The carrying balance of non-marketable securities are summarized as follows as of the dates indicated:

	June 30, 2024	December 31, 2023
Federal Reserve Bank stock	$24,062	$24,062
Federal Home Loan Bank stock	3,414	16,828
Convertible preferred stock	20,508	25,000
Equity method investments	25,003	24,587
Total	$72,987	$90,477

Non-marketable securities included FRB stock, FHLB stock, convertible preferred stock and equity method investments. During the six months ended June 30, 2024, purchases of non-marketable securities totaled $16.9 million, and proceeds from redemptions and sales of non-marketable securities totaled $30.8 million. Purchases consisted primarily of FHLB stock, and proceeds consisted of redemptions of FHLB stock. During the six months ended June 30, 2023, purchases of non-marketable securities totaled $77.1 million, and proceeds from redemptions and sales of non-marketable securities totaled $73.4 million. Changes in the Company’s FHLB stock holdings were directly correlated to FHLB line of credit advances and paydowns.

FRB and FHLB stock

At June 30, 2024 and December 31, 2023, the Company held FRB stock and FHLB stock for regulatory or debt facility purposes. These are restricted securities which, lacking a market, are carried at cost. There have been no identified events or changes in circumstances that may have an adverse effect on the FRB and FHLB stock carried at cost.

Convertible preferred stock

Non-marketable securities include convertible preferred stock without a readily determinable fair value. During the three and six months ended June 30, 2024, the Company recorded $3.9 million of impairment on convertible preferred stock related to venture capital investments, included in other non-interest income in the Company’s consolidated statements of operations. During the three and six months ended June 30, 2023, the Company recorded $4.0 million of impairment on convertible preferred stock related to venture capital investments. During the three and six months ended June 30, 2024, the Company sold convertible preferred stock totaling $1.0 million, which generated realized gains of $0.1 million recorded in other non-interest income in the Company’s consolidated statements of operations. The Company purchased $0.0 million and $0.4 million of convertible preferred stock during the three and six months ended June 30, 2024, respectively.

Equity method investments

Non-marketable securities also include equity method investments. During the three and six months ended June 30, 2024, the Company recorded net unrealized gains on equity method investments totaling $0.3 million. During the three and six months ended June 30, 2023, the Company recorded net unrealized losses on equity method investments totaling $0.1 million and $0.4 million, respectively. These gains and losses were recorded in other non-interest income in the Company’s consolidated statements of operations.

Loans overview

At June 30, 2024, our loan portfolio was comprised of new loans that we have originated and loans that were acquired in connection with our acquisitions.

The table below shows the loan portfolio composition at the respective dates:

			June 30, 2024 vs.
			December 31, 2023
	June 30, 2024	December 31, 2023	% Change
Originated:
Commercial:
Commercial and industrial	$1,906,095	$1,825,425	4.4%
Municipal and non-profit	1,063,706	1,083,457	(1.8)%
Owner-occupied commercial real estate	921,122	879,686	4.7%
Food and agribusiness	248,401	265,902	(6.6)%
Total commercial	4,139,324	4,054,470	2.1%
Commercial real estate non-owner occupied	1,116,424	1,071,529	4.2%
Residential real estate	923,313	919,139	0.5%
Consumer	14,385	16,686	(13.8)%
Total originated	6,193,446	6,061,824	2.2%

Acquired:
Commercial:
Commercial and industrial	124,104	141,484	(12.3)%
Municipal and non-profit	288	299	(3.7)%
Owner-occupied commercial real estate	232,890	244,087	(4.6)%
Food and agribusiness	48,061	58,695	(18.1)%
Total commercial	405,343	444,565	(8.8)%
Commercial real estate non-owner occupied	752,040	785,221	(4.2)%
Residential real estate	369,003	404,648	(8.8)%
Consumer	2,321	2,500	(7.2)%
Total acquired	1,528,707	1,636,934	(6.6)%
Total loans	$7,722,153	$7,698,758	0.3%

The Company maintains a granular and well-diversified loan portfolio with self-imposed concentration limits. The loan portfolio increased $23.4 million, or 0.6% annualized, from December 31, 2023 to June 30, 2024. Loan fundings during the six months ended June 30, 2024 totaled $705.2 million, led by commercial loan fundings of $480.8 million.

Our commercial and industrial loan portfolio is highly diversified across industry sectors and geography. At June 30, 2024, there were no industry sectors representing more than 15.0% of our total loan portfolio. Key segments included government/non-profit loans of $778.0 million, or 10.1% of total loans, and health care/hospital loans of $498.5 million, or 6.5% of total loans.

Non-owner occupied CRE loans were 165.0% of the Company’s risk based capital, or 24.2% of total loans, and no specific property type comprised more than 10.0% of total loans. The Company maintains little exposure to non-owner occupied CRE retail properties and office properties, comprising 3.4% of total loans. Multifamily loans totaled $356.9 million, or 4.6% of total loans, as of June 30, 2024.

The agriculture industry continues to be impacted by elevated and volatile commodity prices and intermittent disruptions in supply chains. Our food and agribusiness portfolio is 3.8% of total loans and is well-diversified across food production, crop and livestock types. Crop and livestock loans represent 0.9% of total loans. We have maintained relationships with food and agribusiness clients that generally possess low leverage and, correspondingly, low bank debt to assets, minimizing any potential credit losses in the future.

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

The following table represents new loan fundings for the periods presented:

	Second quarter	First quarter	Fourth quarter	Third quarter	Second quarter
	2024	2024	2023	2023	2023
Commercial:
Commercial and industrial	$241,910	$53,978	$135,954	$89,297	$111,717
Municipal and non-profit	28,785	14,564	79,650	18,657	39,331
Owner occupied commercial real estate	102,615	35,128	75,631	67,322	62,649
Food and agribusiness	11,040	(7,204)	10,646	16,191	6,017
Total commercial	384,350	96,466	301,881	191,467	219,714
Commercial real estate non-owner occupied	83,184	73,789	107,738	88,434	99,984
Residential real estate	36,124	29,468	48,925	42,514	40,814
Consumer	1,547	234	1,849	1,689	1,777
Total	$505,205	$199,957	$460,393	$324,104	$362,289

Included in fundings are net fundings (paydowns) under revolving lines of credit totaling $19,281, $(59,523), $16,954, ($12,877) and $13,766 for the dates noted in the table above, respectively.

The tables below show the contractual maturities of our total loans for the dates indicated:

	June 30, 2024
	Due within	Due after 1 but	Due after 5 but	Due after
	1 year	within 5 years	within 15 years	15 Years	Total
Commercial:
Commercial and industrial	$284,227	$1,354,262	$360,474	$31,236	$2,030,199
Municipal and non-profit	10,519	181,206	550,226	322,043	1,063,994
Owner occupied commercial real estate	108,184	443,960	504,359	97,509	1,154,012
Food and agribusiness	151,642	34,955	92,867	16,998	296,462
Total commercial	554,572	2,014,383	1,507,926	467,786	4,544,667
Commercial real estate non-owner occupied	411,403	957,316	487,278	12,467	1,868,464
Residential real estate	32,563	200,039	321,831	737,883	1,292,316
Consumer	4,346	10,109	2,248	3	16,706
Total loans	$1,002,884	$3,181,847	$2,319,283	$1,218,139	$7,722,153

	December 31, 2023
	Due within	Due after 1 but	Due after 5 but	Due after
	1 year	within 5 years	within 15 years	15 Years	Total
Commercial:
Commercial and industrial	$282,560	$1,377,991	$295,659	$10,699	$1,966,909
Municipal and non-profit	36,505	158,561	561,112	327,578	1,083,756
Owner occupied commercial real estate	86,299	413,032	518,950	105,492	1,123,773
Food and agribusiness	121,595	93,227	94,591	15,184	324,597
Total commercial	526,959	2,042,811	1,470,312	458,953	4,499,035
Commercial real estate non-owner occupied	395,426	921,056	527,645	12,623	1,856,750
Residential real estate	58,323	188,452	350,519	726,493	1,323,787
Consumer	6,459	10,871	1,851	5	19,186
Total loans	$987,167	$3,163,190	$2,350,327	$1,198,074	$7,698,758

The stated interest rate (which excludes the effects of non-refundable loan origination and commitment fees, net of costs and the accretion of fair value marks) of total loans with maturities over one year is as follows at the dates indicated:

	June 30, 2024
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate
Commercial
Commercial and industrial	$587,131	5.49%	$1,158,841	8.27%	$1,745,972	7.34%
Municipal and non-profit(1)	1,062,855	3.94%	20,707	5.91%	1,083,562	4.09%
Owner occupied commercial real estate	345,919	4.65%	699,910	7.44%	1,045,829	6.65%
Food and agribusiness	23,964	5.95%	120,856	8.14%	144,820	7.78%
Total commercial	2,019,869	4.61%	2,000,314	7.95%	4,020,183	6.32%
Commercial real estate non-owner occupied	493,061	4.58%	964,000	6.78%	1,457,061	6.03%
Residential real estate	534,351	4.28%	725,402	5.30%	1,259,753	4.87%
Consumer	9,289	6.20%	3,071	8.25%	12,360	6.71%
Total loans with > 1 year maturity	$3,056,570	4.55%	$3,692,787	7.12%	$6,749,357	5.99%

	December 31, 2023
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate
Commercial
Commercial and industrial	$644,128	5.37%	$1,040,219	8.30%	$1,684,347	7.18%
Municipal and non-profit(1)	1,048,816	3.81%	21,029	5.46%	1,069,845	3.93%
Owner occupied commercial real estate	401,464	4.67%	636,010	7.12%	1,037,474	6.27%
Food and agribusiness	33,539	5.73%	169,464	8.07%	203,003	7.68%
Total commercial	2,127,947	4.52%	1,866,722	7.84%	3,994,669	6.11%
Commercial real estate non-owner occupied	533,105	4.54%	928,219	6.55%	1,461,324	5.82%
Residential real estate	550,974	4.16%	714,490	5.29%	1,265,464	4.80%
Consumer	8,931	5.88%	3,796	8.32%	12,727	6.60%
Total loans with > 1 year maturity	$3,220,957	4.47%	$3,513,227	6.98%	$6,734,184	5.80%

(1)

Included in municipal and non-profit fixed rate loans are loans totaling $358,152 and $351,015 that have been swapped to variable rates at current market pricing at June 30, 2024 and December 31, 2023, respectively. Included in the municipal and non-profit segment are tax exempt loans totaling $849,248 and $868,842 with an FTE weighted average rate of 4.58% and 4.31% at June 30, 2024 and December 31, 2023, respectively.

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

The Company’s policy is to review each prospective credit to determine the appropriateness and the adequacy of security or collateral prior to making a loan. In the event of borrower default, the Company seeks recovery in compliance with lending laws, the respective loan agreements, and credit monitoring and remediation procedures that may include modifying a loan to provide a concession by the Company to the borrower from their original terms due to borrower financial difficulties in order to facilitate repayment. Such modified loans are considered TDMs. TDMs may include principal forgiveness, interest rate reductions, other-than-insignificant-payment delays, term extensions or any combination thereof. Assets that have been foreclosed on or acquired through deed-in-lieu of foreclosure are classified as OREO until sold, and are carried at the fair value of the collateral less estimated costs to sell, with any initial valuation adjustments charged to the ACL and any subsequent declines in carrying value charged to impairments on OREO.

Non-performing assets and past due loans

Non-performing assets consist of non-accrual loans and OREO. Interest income that would have been recorded had non-accrual loans performed in accordance with their original contract terms during the three and six months ended June 30, 2024 was $0.4 million and $1.0 million, respectively, and $0.7 million and $0.8 million during the three and six months ended June 30, 2023, respectively.

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

The following table sets forth the non-performing assets and past due loans as of the dates presented:

	June 30, 2024	December 31, 2023
Non-accrual loans:
Non-accrual loans, excluding modified loans	$20,299	$14,756
Modified loans on non-accrual	5,758	13,472
Non-performing loans	26,057	28,228
OREO	1,526	4,088
Total non-performing assets	$27,583	$32,316

Loans 30-89 days past due and still accruing interest	$27,159	$12,232
Loans 90 days or more past due and still accruing interest	3,498	591
Non-accrual loans	26,057	28,228
Total past due and non-accrual loans	$56,714	$41,051
Accruing modified loans	$19,325	$15,148
Allowance for credit losses	96,457	97,947
Non-performing loans to total loans	0.34%	0.37%
Total 90 days past due and still accruing interest and non-accrual loans to total loans	0.38%	0.37%
Total non-performing assets to total loans and OREO	0.36%	0.42%
ACL to non-performing loans	370.18%	346.99%

During the six months ended June 30, 2024, total non-performing loans decreased $2.2 million from December 31, 2023. Loans 30-89 days past due and still accruing interest were 0.35% and 0.16% of total loans at March 31, 2024 and December 31, 2023, respectively. A significant portion of the increase in the loans 30-89 days past due was a result of temporary payment delays that were administrative in nature and have been addressed subsequent to quarter end. Loans 90 days or more past due and still accruing interest were 0.05% and 0.01% at June 30, 2024 and December 31, 2023, respectively.

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

During the three months ended June 30, 2024, the Company recorded a decrease in the allowance for credit losses of $1.2 million, due to a decrease in specific reserves related to the resolution of non-performing loans. The allowance for credit losses increased $3.9 million as of June 30, 2024, compared to June 30, 2023, driven by loan growth and higher reserve requirements.

Net charge-offs on loans during the three and six months ended June 30, 2024 totaled $4.1 million and $4.2 million, respectively, and the ratio of annualized net charge-offs to average total loans totaled 0.22% and 0.11%, respectively. Specific reserves on loans totaled $6.9 million at June 30, 2024.

Net charge-offs on loans during the three and six months ended June 30, 2023 totaled $0.3 million and $0.6 million, respectively, and the ratio of annualized net charge-offs to average total loans totaled 0.02% and 0.02%, respectively. Specific reserves on loans totaled $6.0 million at June 30, 2023.

The Company has elected to exclude AIR from the ACL calculation. As of June 30, 2024 and December 31, 2023, AIR from loans totaled $42.5 million and $42.4 million, respectively. When a loan is placed on non-accrual, any recorded AIR is reversed against interest income.

Total ACL

After considering the above mentioned factors, we believe that the ACL of $96.5 million is adequate to cover estimated lifetime losses inherent in the loan portfolio at June 30, 2024. However, it is likely that future adjustments to the ACL will be necessary. Any changes to the underlying assumptions, circumstances or estimates, including but not limited to changes in the underlying macro-economic forecast, used in determining the ACL, could negatively or positively affect the Company's results of operations, liquidity or financial condition.

The following schedules present, by class stratification, the changes in the ACL during the periods listed:

	As of and for the three months ended
	June 30, 2024		June 30, 2023
	Total loans	% NCOs(1)	Total loans	% NCOs(1)
Beginning allowance for credit losses	$97,607		$90,343
Charge-offs:
Commercial	—	0.00%	(3)	0.00%
Commercial real estate non owner-occupied	(4,422)	0.23%	—	0.00%
Residential real estate	—	0.00%	(46)	0.00%
Consumer	(183)	0.00%	(305)	0.02%
Total charge-offs	(4,605)		(354)
Recoveries	499		42
Net charge-offs	(4,106)	0.22%	(312)	0.02%
Provision expense for credit losses	2,956		2,550
Ending allowance for credit losses	$96,457		$92,581
Average total loans outstanding during the period	$7,582,506		$7,338,585

	As of and for the six months ended
	June 30, 2024		June 30, 2023
	Total loans	% NCOs(1)	Total loans	% NCOs(1)
Beginning balance	$97,947		$89,553
Charge-offs:
Commercial	(24)	0.01%	(3)	0.00%
Commercial real estate non-owner occupied	(4,422)	0.12%	—	0.00%
Residential real estate	—	0.00%	(46)	0.00%
Consumer	(437)	0.00%	(630)	0.02%
Total charge-offs	(4,883)		(679)
Recoveries	687		107
Net charge-offs	(4,196)	0.11%	(572)	0.02%
Provision expense for credit losses	2,706		3,600
Ending allowance for credit losses	$96,457		$92,581
Ratio of ACL to total loans outstanding at period end	1.25%		1.25%
Ratio of ACL to total non-performing loans at period end	370.18%		276.25%
Total loans	$7,722,153		$7,414,357
Average total loans outstanding during the period	7,607,570		7,298,335
Non-performing loans	26,057		33,514

(1)	Ratio of annualized net charge-offs to average total loans.

The following tables present the allocation of the ACL and the percentage of the total amount of loans in each loan category listed as of the dates presented:

	June 30, 2024
				ACL as a %
	Total loans	% of total loans	Related ACL	of total ACL
Commercial	$4,544,667	58.9%	$48,910	50.7%
Commercial real estate non-owner occupied	1,868,464	24.2%	27,412	28.4%
Residential real estate	1,292,316	16.7%	19,759	20.5%
Consumer	16,706	0.2%	376	0.4%
Total	$7,722,153	100.0%	$96,457	100.0%

	December 31, 2023
				ACL as a %
	Total loans	% of total loans	Related ACL	of total ACL
Commercial	$4,499,035	58.4%	$45,304	46.3%
Commercial real estate non-owner occupied	1,856,750	24.1%	32,665	33.3%
Residential real estate	1,323,787	17.2%	19,550	20.0%
Consumer	19,186	0.3%	428	0.4%
Total	$7,698,758	100.0%	$97,947	100.0%

Deposits

Deposits from banking clients serve as a primary funding source for our banking operations, and our ability to gather and manage deposit levels is critical to our success. Deposits not only provide a lower-cost funding source for our loans, but also provide a foundation for the client relationships that are critical to future loan growth. We maintain a granular and well diversified deposit base with no exposure to venture capital or crypto deposits. The following table presents information regarding our deposit composition at June 30, 2024 and December 31, 2023:

					Increase (decrease)
	June 30, 2024		December 31, 2023		Amount	% Change
Non-interest bearing demand deposits	$2,229,432	26.6%	$2,361,367	28.8%	$(131,935)	(5.6)%
Interest bearing demand deposits	1,420,942	17.0%	1,480,042	18.1%	(59,100)	(4.0)%
Savings accounts	623,229	7.4%	661,244	8.1%	(38,015)	(5.7)%
Money market accounts	3,080,581	36.8%	2,705,768	33.0%	374,813	13.9%
Total transaction deposits	7,354,184	87.8%	7,208,421	88.0%	145,763	2.0%
Time deposits < $250,000	730,464	8.7%	692,696	8.5%	37,768	5.5%
Time deposits > $250,000	292,277	3.5%	289,274	3.5%	3,003	(1.0)%
Total time deposits	1,022,741	12.2%	981,970	12.0%	40,771	4.2%
Total deposits	$8,376,925	100.0%	$8,190,391	100.0%	$186,534	2.3%

The following table shows uninsured time deposits by scheduled maturity as of June 30, 2024:

June 30, 2024
Three months or less	$31,571
Over 3 months through 6 months	66,844
Over 6 months through 12 months	83,801
Thereafter	59,548
Total uninsured time deposits	$241,764

At June 30, 2024 and December 31, 2023, time deposits that were scheduled to mature within 12 months totaled $789.9 million and $689.0 million, respectively. Of the time deposits scheduled to mature within 12 months at June 30, 2024, $241.3 million were in denominations of $250,000 or more, and $548.6 million were in denominations less than $250,000. Approximately 79% of our total deposits were FDIC insured at June 30, 2024. Additionally, the Company participates in the IntraFi Cash Service program, which allows depositors to receive reciprocal FDIC insurance coverage. The Company had $955.8 million and $944.3 million of deposits in the program as of June 30, 2024 and December 31, 2023, respectively.

Long-term debt

The Company holds a subordinated note purchase agreement to issue and sell a fixed-to-floating rate note totaling $40.0 million. The balance on the note at June 30, 2024 and December 31, 2023, net of long-term debt issuance costs totaling $0.3 million, totaled $39.7 million. Interest expense totaling $0.3 million and $0.6 million was recorded in the consolidated statements of operations during the three and six months ended June 30, 2024, respectively. During the three and six months ended June 30, 2023, interest expense totaled $0.3 million and $0.6 million, respectively.

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

As part of the acquisition of BOJH on October 1, 2022, the Company assumed three subordinated note purchase agreements to issue and sell fixed-to-floating rates totaling $15.0 million. The balance on the notes at June 30, 2024, net of a fair value adjustment related to the acquisition totaling $0.4 million, totaled $14.6 million. At December 31, 2023, the balance on the notes, net of the fair value adjustment from the acquisition totaling $0.5 million, totaled $14.5 million. Interest expense related to the notes totaling $0.1 million and $0.3 million was recorded in the consolidated statements of operations during the three and six months ended June 30, 2024, respectively. During the three and six months ended June 30, 2023, interest expense related to the notes totaled $0.1 million and $0.3 million, respectively.

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

Other borrowings

As of June 30, 2024 and December 31, 2023, the Company sold securities under agreements to repurchase totaling $19.5 million and $19.6 million, respectively. In addition, as a member of the FHLB, the Company has access to a line of credit and term financing from the FHLB with total available credit of $1.8 billion at June 30, 2024. The Company may utilize the FHLB line of credit as a funding mechanism for originated loans and loans held for sale. At June 30, 2024 and December 31, 2023, the Banks had $35.0 million and $340.0 million, respectively, of outstanding borrowings with the FHLB. The Company may pledge investment securities and loans as collateral for FHLB advances. There were no investment securities pledged at June 30, 2024 or December 31, 2023. Loans pledged were $2.6 billion at June 30, 2024 and December 31, 2023, respectively. The Company incurred $0.1 million and $3.3 million of interest expense related to FHLB advances or other short-term borrowings for the three and six months ended June 30, 2024, respectively. During the three and six months ended June 30, 2023, interest expense related to FHLB advances or other short-term borrowings totaled $5.6 million and $12.7 million, respectively.

Regulatory Capital

Our subsidiary banks and the holding company are subject to the regulatory capital adequacy requirements of the Federal Reserve Board and the FDIC, as applicable. Failure to meet the minimum capital requirements can initiate certain mandatory and possibly further discretionary actions by regulators that could have a material adverse effect on us. At June 30, 2024 and December 31, 2023, our subsidiary banks and the consolidated holding company exceeded all capital ratio requirements under prompt corrective action and other regulatory requirements, as further detailed in note 10 of our consolidated financial statements.

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

Overview of results of operations

Net income totaled $26.1 million and $57.5 million, or $0.68 and $1.50 per diluted share, during the three and six months ended June 30, 2024, respectively. During the three and six months ended June 30, 2023, net income totaled $32.6 million and $72.8 million, or $0.85 and $1.91 per diluted share, respectively. The decrease in net income was largely driven by lower net interest income due to an increase in cost of funds outpacing the increase in interest income. The return on average tangible assets was 1.17% and 1.28% during the three and six months ended June 30, 2024, respectively, and the return on average tangible common equity was 12.44% and 13.77%, respectively.

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

The table below presents the components of net interest income on an FTE basis for the three months ended June 30, 2024 and 2023.

	For the three months ended			For the three months ended
	June 30, 2024			June 30, 2023
	Average balance	Interest	Average rate	Average balance	Interest	Average rate
Interest earning assets:
Originated loans FTE(1)(2)(3)	$6,074,199	$101,794	6.74%	$5,649,623	$86,547	6.14%
Acquired loans	1,541,576	23,464	6.12%	1,712,118	26,388	6.18%
Loans held for sale	16,862	318	7.59%	26,572	460	6.94%
Investment securities available-for-sale	802,830	5,101	2.54%	786,643	3,883	1.97%
Investment securities held-to-maturity	564,818	2,419	1.71%	630,547	2,808	1.78%
Other securities	25,093	377	6.01%	49,093	914	7.45%
Interest earning deposits	92,388	685	2.98%	144,391	1,511	4.20%
Total interest earning assets FTE(2)	$9,117,766	$134,158	5.92%	$8,998,987	$122,511	5.46%
Cash and due from banks	$100,165			$109,948
Other assets	771,475			746,864
Allowance for credit losses	(97,741)			(90,636)
Total assets	$9,891,665			$9,765,163
Interest bearing liabilities:
Interest bearing demand, savings and money market deposits	$5,109,924	$39,681	3.12%	$4,282,972	$20,100	1.88%
Time deposits	1,015,371	8,536	3.38%	981,201	5,043	2.06%
Securities sold under agreements to repurchase	17,449	5	0.12%	20,264	5	0.10%
Long-term debt, net	54,307	518	3.84%	53,997	518	3.85%
Federal Home Loan Bank advances	9,505	133	5.63%	435,713	5,619	5.17%
Total interest bearing liabilities	$6,206,556	$48,873	3.17%	$5,774,147	$31,285	2.17%
Demand deposits	$2,254,454			$2,701,306
Other liabilities	187,499			138,936
Total liabilities	8,648,509			8,614,389
Shareholders' equity	1,243,156			1,150,774
Total liabilities and shareholders' equity	$9,891,665			$9,765,163
Net interest income FTE(2)		$85,285			$91,226
Interest rate spread FTE(2)			2.75%			3.29%
Net interest earning assets	$2,911,210			$3,224,840
Net interest margin FTE(2)			3.76%			4.07%
Average transaction deposits	$7,364,378			$6,984,278
Average total deposits	8,379,749			7,965,479
Ratio of average interest earning assets to average interest bearing liabilities	146.91%			155.85%

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Presented on an FTE basis using the statutory tax rate of 21% for all periods presented. The taxable equivalent adjustments included above are $1,711 and $1,442 for the three months ended June 30, 2024 and 2023, respectively.

(3)	Loan fees included in interest income totaled $3,260 and $2,502 for the three months ended June 30, 2024 and 2023, respectively.

Net interest income totaled $83.6 million and $89.8 million during the three months ended June 30, 2024 and 2023, respectively. Net interest income on an FTE basis totaled $85.3 million and $91.2 million during the three months ended June 30, 2024 and 2023, respectively. During the three months ended June 30, 2024, the FTE net interest margin narrowed 31 basis points to 3.76%, compared to the three months ended June 30, 2023. The yield on earning assets increased 46 basis points, driven by an increase in new loan origination yields. During the three months ended June 30, 2024, the cost of funds increased 84 basis points to 2.32%, compared to the three months ended June 30, 2023.

Average loans comprised $7.6 billion, or 83.5%, of total average interest earning assets during the three months ended June 30, 2024, compared to $7.4 billion, or 81.8%, during the three months ended June 30, 2023. The increase in average loan balances was driven by loan originations during the period.

Average investment securities comprised 15.0% and 15.7% of total interest earning assets during the three months ended June 30, 2024 and 2023, respectively. Average interest bearing cash balances totaled $92.4 million during the three months ended June 30, 2024, compared to $144.4 million for the same period in the prior year.

Average interest bearing liabilities increased $0.4 billion during the three months ended June 30, 2024, compared to the three months ended June 30, 2023, driven by organic balance sheet and strategic acquisition growth. The increase was driven by higher interest bearing demand, savings and money market deposits totaling $827.0 million and time deposits totaling $34.2 million. The increase was partially offset by a decrease in FHLB advances totaling $426.2 million and securities sold under agreements to repurchase of $2.8 million.

The table below presents the components of net interest income on an FTE basis for the six months ended June 30, 2024 and 2023:

	For the six months ended			For the six months ended
	June 30, 2024			June 30, 2023
	Average balance	Interest	Average rate	Average balance	Interest	Average rate
Interest earning assets:
Originated loans FTE(1)(2)(3)	$6,060,524	$202,708	6.73%	$5,582,536	$165,715	5.99%
Acquired loans	1,576,548	47,753	6.09%	1,741,508	53,411	6.18%
Loans held for sale	14,440	543	7.56%	24,176	806	6.72%
Investment securities available-for-sale	776,999	9,204	2.37%	798,385	7,872	1.97%
Investment securities held-to-maturity	571,989	4,933	1.72%	638,552	5,679	1.78%
Other securities	30,065	993	6.61%	50,223	1,812	7.22%
Interest earning deposits	91,983	1,448	3.17%	115,750	2,164	3.77%
Total interest earning assets FTE(2)	$9,122,548	$267,582	5.90%	$8,951,130	$237,459	5.35%
Cash and due from banks	$101,374			$114,254
Other assets	763,853			717,563
Allowance for credit losses	(97,812)			(90,235)
Total assets	$9,889,963			$9,692,712
Interest bearing liabilities:
Interest bearing demand, savings and money market deposits	$5,028,868	$76,094	3.04%	$4,026,015	$27,859	1.40%
Time deposits	1,002,706	16,120	3.23%	952,023	8,333	1.77%
Securities sold under agreements to repurchase	18,189	11	0.12%	20,155	11	0.11%
Long-term debt, net	54,268	1,036	3.84%	53,958	1,036	3.87%
Federal Home Loan Bank advances	118,871	3,314	5.61%	516,326	12,690	4.96%
Total interest bearing liabilities	$6,222,902	$96,575	3.12%	$5,568,477	$49,929	1.81%
Demand deposits	$2,267,725			$2,852,137
Other liabilities	164,617			137,065
Total liabilities	8,655,244			8,557,679
Shareholders' equity	1,234,719			1,135,033
Total liabilities and shareholders' equity	$9,889,963			$9,692,712
Net interest income FTE(2)		$171,007			$187,530
Interest rate spread FTE(2)			2.78%			3.54%
Net interest earning assets	$2,899,646			$3,382,653
Net interest margin FTE(2)			3.77%			4.22%
Average transaction deposits	$7,296,593			$6,878,152
Average total deposits	8,299,299			7,830,175
Ratio of average interest earning assets to average interest bearing liabilities	146.60%			160.75%

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Presented on a fully taxable equivalent basis using the statutory tax rate of 21% for all periods presented. The taxable equivalent adjustments included above are $3,403 and $2,857 for the six months ended June 30, 2024 and 2023, respectively.

(3)	Loan fees included in interest income totaled $6,212 and $5,401 for the six months ended June 30, 2024 and 2023, respectively.

Net interest income totaled $167.6 million and $184.7 million during the six months ended June 30, 2024 and 2023, respectively. Net interest income on an FTE basis totaled $171.0 million and $187.5 million during the six months ended June 30, 2024 and 2023, respectively. During the six months ended June 30, 2024, the FTE net interest margin narrowed 45 basis points to 3.77%, compared to the six months ended June 30, 2023. The yield on earning assets increased 55 basis points, driven by an increase in earning assets and increases in the Federal Reserve Bank’s interest rates. The cost of funds increased 109 basis points to 2.29% during the six months ended June 30, 2024, compared to the six months ended June 30, 2023.

Average loans comprised $7.6 billion, or 83.7%, of total average interest earning assets during the six months ended June 30, 2024, compared to $7.3 billion, or 81.8%, during the six months ended June 30, 2023. The increase in average loan balances was driven by loan originations during the period.

Average investment securities comprised 14.8% and 16.1% of total interest earning assets during the six months ended June 30, 2024 and 2023, respectively. Average interest bearing cash balances totaled $92.0 million during the six months ended June 30, 2024, compared to $115.8 million for the same period in the prior year.

Average balances of interest bearing liabilities increased $0.7 billion during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, driven by organic balance sheet and strategic acquisition growth. The increase was driven by higher interest bearing demand, savings and money market deposits totaling $1.0 billion and time deposits totaling $50.7 million. The increase was partially offset by a decrease in FHLB advances totaling $397.5 million and securities sold under agreements to repurchase of $2.0 million. The cost of funds increased 109 basis points to 2.29% during the six months ended June 30, 2024, compared to 1.20% during the six months ended June 30, 2023.

The following table summarizes the changes in net interest income on an FTE basis by major category of interest earning assets and interest bearing liabilities, identifying changes related to volume and changes related to rates for the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023:

	Three months ended June 30, 2024			Six months ended June 30, 2024
	compared to			compared to
	Three months ended June 30, 2023			Six months ended June 30, 2023
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Originated loans FTE(1)(2)(3)	$7,115	$8,132	$15,247	$15,987	$21,006	$36,993
Acquired loans	(2,596)	(328)	(2,924)	(4,997)	(661)	(5,658)
Loans held for sale	(183)	41	(142)	(366)	103	(263)
Investment securities available-for-sale	103	1,115	1,218	(253)	1,585	1,332
Investment securities held-to-maturity	(282)	(107)	(389)	(574)	(172)	(746)
Other securities	(361)	(176)	(537)	(666)	(153)	(819)
Interest earning deposits	(386)	(440)	(826)	(374)	(342)	(716)
Total interest income	$3,410	$8,237	$11,647	$8,757	$21,366	$30,123
Interest expense:
Interest bearing demand, savings and money market deposits	$6,422	$13,159	$19,581	$15,175	$33,060	$48,235
Time deposits	287	3,206	3,493	815	6,972	7,787
Long-term debt, net	3	(3)	—	6	(6)	—
Federal Home Loan Bank advances	(5,964)	478	(5,486)	(11,081)	1,705	(9,376)
Total interest expense	747	16,841	17,588	4,914	41,732	46,646
Net change in net interest income	$2,663	$(8,604)	$(5,941)	$3,843	$(20,366)	$(16,523)

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Presented on an FTE basis using the statutory tax rate of 21% for all periods presented. The taxable equivalent adjustments included above are $1,711 and $1,442 for the three months ended June 30, 2024 and 2023, respectively. The taxable equivalent adjustments included above are $3,403 and $2,857 for the six months ended June 30, 2024 and 2023, respectively.

(3)

Loan fees included in interest income totaled $3,260 and $2,502 for the three months ended June 30, 2024 and 2023, respectively. Loan fees included in interest income totaled $6,212 and $5,401 for the six months ended June 30, 2024 and 2023, respectively.

Below is a breakdown of average deposits and the average rates paid during the periods indicated:

	For the three months ended				For the six months ended
	June 30, 2024		June 30, 2023		June 30, 2024		June 30, 2023
		Average		Average		Average		Average
	Average	rate	Average	rate	Average	rate	Average	rate
	balance	paid	balance	paid	balance	paid	52137	paid
Non-interest bearing demand	$2,254,454	0.00%	$2,701,306	0.00%	$2,267,725	0.00%	$2,852,137	0.00%
Interest bearing demand	1,426,737	3.03%	1,290,995	2.04%	1,422,355	3.01%	1,109,769	1.60%
Money market accounts	3,050,406	3.62%	2,236,875	2.26%	2,962,027	3.52%	2,115,880	1.66%
Savings accounts	632,781	0.95%	755,102	0.49%	644,486	0.91%	800,366	0.43%
Time deposits	1,015,371	3.38%	981,201	2.06%	1,002,706	3.23%	952,023	1.77%
Total average deposits	$8,379,749	2.31%	$7,965,479	1.27%	$8,299,299	2.23%	$7,830,175	0.93%

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

The Company recorded provision for credit loss expense totaling $2.8 million for the three and six months ended June 30, 2024, driven by loan growth and higher reserve requirements from changes in the CECL model’s underlying economic forecast. During the three and six months ended June 30, 2023, the Company recorded provision expense for credit losses of $1.7 million and $2.6 million, respectively. Included in the provision for credit losses was $0.2 million of provision expense and $0.1 million of provision release for unfunded loan commitments during the three and six months ended June 30, 2024, respectively. The allowance for credit losses totaled 1.25% of total loans for June 30, 2024 and 2023.

Non-interest income

The table below details the components of non-interest income for the periods presented:

	For the three months ended June 30,		For the six months ended June 30,		Three months		Six months
					Increase (decrease)		Increase (decrease)
	2024	2023	2024	2023	Amount	% Change	Amount	% Change
Service charges	$4,295	$4,444	$8,686	$8,545	$(149)	(3.4)%	$141	1.7%
Bank card fees	4,882	5,091	9,460	9,728	(209)	(4.1)%	(268)	(2.8)%
Mortgage banking income	3,296	3,710	5,951	6,926	(414)	(11.2)%	(975)	(14.1)%
Bank-owned life insurance income	736	1,032	1,469	1,677	(296)	(28.7)%	(208)	(12.4)%
Other non-interest income	820	(454)	6,157	1,612	1,274	280.6%	4,545	281.9%
Total non-interest income	$14,029	$13,823	$31,723	$28,488	$206	1.5%	$3,235	11.4%

Non-interest income increased to $14.0 million for the three months ended June 30, 2024, compared to $13.8 million for the three months ended June 30, 2023. Other non-interest income increased $1.3 million during the three months ended June 30, 2024, compared to the three months ended June 30, 2023, driven by diversified sources of fee revenue including increases in SBA loan income and trust income. Service charges and bank card fees decreased $0.4 million, and mortgage banking income decreased $0.4 million during the three months ended June 30, 2024, compared to the three months ended June 30, 2023.

Non-interest income totaled $31.7 million for the six months ended June 30, 2024, compared to $28.5 million for the six months ended June 30, 2023. The increase was driven by diversified sources of fee revenue including increases in SBA loan income, Cambr fee income and trust income. Mortgage banking income decreased $1.0 million, as the sustained high-interest rate environment has lowered mortgage volume. Included in the three and six months ended June 30, 2024 was $3.9 million of impairment related to venture capital investments classified as non-marketable securities, compared to $4.0 million of impairment in the same period during the prior year.

Non-interest expense

The table below details the components of non-interest expense for the periods presented:

	For the three months ended June 30,		For the six months ended June 30,		Three months		Six months
					Increase (decrease)		Increase (decrease)
	2024	2023	2024	2023	Amount	% Change	Amount	% Change
Salaries and benefits	$36,933	$35,215	$73,453	$68,204	$1,718	4.9%	$5,249	7.7%
Occupancy and equipment	10,120	9,126	20,061	18,199	994	10.9%	1,862	10.2%
Data processing	4,117	2,959	8,183	6,711	1,158	39.1%	1,472	21.9%
Marketing and business development	783	1,090	1,745	1,960	(307)	(28.2)%	(215)	(11.0)%
FDIC deposit insurance	1,431	1,569	2,776	3,747	(138)	(8.8)%	(971)	(25.9)%
Bank card expenses	1,391	1,265	2,740	2,593	126	10.0%	147	5.7%
Professional fees	1,706	3,146	3,352	5,736	(1,440)	(45.8)%	(2,384)	(41.6)%
Other non-interest expense	4,617	4,604	9,614	8,753	13	0.3%	861	9.8%
Other intangible assets amortization	1,977	2,007	3,985	3,370	(30)	(1.5)%	615	18.2%
Total non-interest expense	$63,075	$60,981	$125,909	$119,273	$2,094	3.4%	$6,636	5.6%

During the three months ended June 30, 2024, non-interest expense increased $2.1 million, or 3.4%, compared to the three months ended June 30, 2023, largely due to ongoing investments in technology. During the three months ended June 30, 2024, professional fees decreased $1.4 million, compared to the same period during the prior year.

During the six months ended June 30, 2024, non-interest expense totaled $125.9 million, an increase of 5.6%, compared to $119.3 million for the same period during the prior year, largely due to ongoing investments in technology and an increase in core operating expenses driven by our Cambr acquisition in April 2023. Other intangible assets amortization increased $0.6 million due to intangible assets acquired through our Cambr acquisition. These increases were partially offset by a decrease of $2.4 million in professional fees.

Income taxes

Income tax expense totaled $5.6 million and $13.1 million for the three and six months ended June 30, 2024, respectively. Income tax expense for the three and six months ended June 30, 2023 totaled $8.4 million and $18.4 million, respectively. The decreases over the prior periods were driven by lower pre-tax income. The effective tax rate for the three and six months ended June 30, 2024 was 17.7% and 18.6%, respectively, compared to 20.5% and 20.2% for the same periods in the prior year.

Additional information regarding income taxes can be found in note 19 of our audited consolidated financial statements in our 2023 Annual Report on Form 10-K.

Liquidity and Capital Resources

Liquidity

Liquidity risk management is an important element in our asset/liability management. The Company maintains a robust liquidity profile at its holding company and the Banks collectively as well as separately. The Company is prudently managing liquidity in the current environment and maintains a liquidity profile focused on core deposit and stable long-term funding sources. Liquidity is supplemented with a variety of secured and unsecured wholesale funding sources across the maturity spectrum, which allows for the effective management of concentration and rollover risk. The Company’s corporate treasury team measures liquidity needs through daily cash monitoring, weekly cash projections and monthly liquidity measures reviewed in conjunction with Board-approved liquidity policy limits. The Company also regularly conducts stress tests to its Board-approved contingency funding plan to assess potential liquidity outflows or funding concerns resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed problematic by management. These scenarios are incorporated into the contingency funding plan, which provides the basis for the identification of our liquidity needs and are monitored monthly by our Asset and Liability Committee.

The Company’s primary sources of funds include revenue from interest income and noninterest income as well as cash flows from loan repayments, payments from securities related to maturities and amortization, the sale of loans, and funds generated by core deposits, in addition to the use of private debt offerings.

On-balance sheet liquidity is represented by our cash and cash equivalents, and unencumbered investment securities, and is detailed in the table below as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Cash and due from banks	$144,993	$190,826
Unencumbered investment securities, at fair value	462,540	338,555
Total	$607,533	$529,381

Total on-balance sheet liquidity increased $78.2 million at June 30, 2024 compared to December 31, 2023, due to higher unencumbered investment securities of $124.0 million, partially offset by lower cash and due from banks of $45.8 million.

The Company’s investment portfolio remains positioned in liquid and readily marketable instruments and is a significant source of on-balance sheet secured borrowing capacity. Our investment securities portfolio is evaluated under established Asset and Liability Committee objectives and is structured as a liquidity portfolio, and only security fair values are used for the liquidity assessment. The fair value of total investment securities was $1.2 billion at June 30, 2024, compared to $1.1 billion at December 31, 2023. As of June 30, 2024, the fair value was inclusive of pre-tax net unrealized losses of $103.6 million on the available-for-sale securities portfolio. Additionally, our held-to-maturity securities portfolio had $85.8 million of pre-tax net unrealized losses. The gross unrealized gains and losses are detailed in note 3 of our consolidated financial statements. As of June 30, 2024, our investment securities portfolio consisted primarily of MBS, all of which were issued or guaranteed by U.S. government agencies or sponsored enterprises. The anticipated repayments and marketability of these securities offer substantial resources and flexibility to meet new loan demand, reinvest in the investment securities portfolio, or provide optionality for reductions in our deposit funding base. At June 30, 2024, the duration of the investment securities portfolio was 4.2 years and the weighted average life was 5.2 years.

As part of its liquidity management activities, the Company pledges collateral at its secured funding providers to ensure immediate availability of funding, which includes maintaining borrowing capacity at both the FHLB and the Federal Reserve. The Company does not consider borrowing capacity at the Federal Reserve a primary source of funding; however, it could be used as a potential source of funds in a stressed environment or during a market disruption. The amount of available contingent secured borrowing capacity may fluctuate based on the level of borrowings outstanding and level of assets pledged. The table below details those amounts as of the dates shown:

	June 30, 2024	December 31, 2023
Available FHLB borrowing capacity	$1,726,089	$1,409,077
Federal Reserve Bank discount window	877,099	102,078
Total off-balance sheet funds available	$2,603,188	$1,511,155

The Company had pledged $2.6 billion of loans as collateral to the FHLB at June 30, 2024 and December 31, 2023. FHLB borrowing capacity totaled $1.8 billion at June 30, 2024, including outstanding borrowings and the remaining FHLB funds available shown in the table above. At June 30, 2024, the Company had $35.0 million outstanding borrowings with the FHLB, compared to $340.0 million at December 31, 2023. At June 30, 2024, the Company’s available secured and committed borrowing capacity at the FHLB and Federal Reserve totaled $2.6 billion, compared to $1.5 billion at December 31, 2023.

In addition to core deposit and secured funding, the Company also accesses a variety of other short-term and long-term unsecured funding sources, which includes access to Cambr platform deposits, multiple brokered deposit platform options and lines of credit. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs, as well as within prudently defined concentration and policy limits. The Company executes periodic test trades to assess the level of access and operational processes associated with its secured and unsecured funding sources.

We anticipate that the sources of funds discussed above will provide adequate funding and liquidity for at least a 12-month period and the foreseeable future, and we may utilize any combination of these funding sources for long-term liquidity needs if deemed prudent.

Our primary uses of funds are loan fundings, investment security purchases, withdrawals of deposits, capital expenditures, operating expenses, and share repurchases.

At present, financing activities primarily consist of changes in deposits and repurchase agreements, and advances from the FHLB, in addition to the payment of dividends and the repurchase of our common stock. Maturing time deposits represent a potential use of funds. As of June 30, 2024, $789.9 million of time deposits were scheduled to mature within 12 months. Based on the current interest rate environment and market conditions, our consumer banking strategy is to focus on attracting and maintaining both lower cost transaction accounts and time deposits.

During 2021, the Company entered into a subordinated note purchase agreement to issue and sell a fixed-to-floating note. The Company deployed the net proceeds from the sale of the note for general corporate purposes. The note is not subject to redemption at the option of the holder. Additionally, as part of the acquisition of BOJH on October 1, 2022, the Company assumed three subordinated note purchase agreements to issue and sell fixed-to-floating rate notes. The balance on all subordinated notes totaled $54.3 million at June 30, 2024. At December 31, 2023, the balance on the notes, totaled $54.2 million.

Capital

Under the Basel III requirements, at June 30, 2024, the Company, NBH Bank and Bank of Jackson Hole Trust met all capital adequacy requirements, and the Banks had regulatory capital ratios in excess of the levels established for well-capitalized institutions. For more information on regulatory capital, see note 10 in our consolidated financial statements.

Our shareholders' equity is impacted by earnings, changes in unrealized gains and losses on securities, net of tax, stock-based compensation activity, share repurchases, shares issued in connection with acquisitions and the payment of dividends.

The Board of Directors has from time to time authorized multiple programs to repurchase shares of the Company’s common stock either in open market or in privately negotiated transactions in accordance with applicable regulations of the SEC. On May 9, 2023, the Company’s Board of Directors authorized a new program to repurchase up to $50.0 million of the Company’s stock. The remaining authorization under the program as of June 30, 2024 was $50.0 million.

On July 30, 2024, our Board of Directors declared a quarterly dividend of $0.28 per common share, payable on September 13, 2024 to shareholders of record at the close of business on August 30, 2024.

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

Interest rate risk results from following:

●	Repricing risk — timing differences in the repricing and maturity of interest-earning assets and interest bearing liabilities;
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

We also analyze the economic value of equity as a secondary measure of interest rate risk. This is a complementary measure to net interest income where the calculated value is the result of the market value of assets less the market value of liabilities. The economic value of equity is a longer term view of interest rate risk because it measures the present value of the net future cash flows. The impact of changes in interest rates on this calculation is analyzed for the risk to our future earnings and is used in conjunction with the analyses on net interest income.

Our interest rate risk model indicated that the Company was in a relatively neutral position in terms of interest rate sensitivity at June 30, 2024. At June 30, 2024, our liability sensitivity position increased slightly from December 31, 2023, primarily driven by balance sheet mix change, mainly due to shifting of non-interest bearing deposits into interest bearing deposits. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 100 and 200 basis point decrease in interest rates on net interest income based on the interest rate risk model at June 30, 2024 at the respective dates:

Hypothetical
shift in interest	% change in projected net interest income
rates (in bps)	June 30, 2024	December 31, 2023
200	(0.41)%	(0.18)%
100	(0.02)%	(0.06)%
(100)	(0.25)%	(0.09)%
(200)	(0.71)%	(0.33)%

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

As part of the asset/liability management strategy to manage primary market risk exposures expected to be in effect in future reporting periods, management has executed interest rate derivatives primarily using floors and collars. For further discussion of the Company’s derivative contracts refer to note 15. The strategy with respect to liabilities has been to continue to emphasize transaction deposit growth, particularly non-interest or low interest bearing non-maturing deposit accounts while building long-term client relationships. Non-maturing deposit accounts totaled 87.8% of total deposits at June 30, 2024, compared to 88.0% at December 31, 2023.

Impact of Inflation and Changing Prices

The primary impact of inflation on our operations is reflected in increasing operating costs and non-interest expense. Unlike most industrial companies, virtually all of our assets and liabilities are monetary in nature. As a result, changes in interest rates have a more significant impact on our performance than do changes in the general rate of inflation and changes in prices. Interest rate changes do not necessarily move in the same direction, nor have the same magnitude, as changes in the prices of goods and services. Inflationary factors may have some impact on our total assets, earnings, capital levels, our ability to grow, and, particularly, our clients. While we plan to continue our disciplined approach to expense management, an inflationary environment may cause wage pressures and general increases in our cost of doing business, which may increase our non-interest expense.

Off-Balance Sheet Activities

In the normal course of business, we are a party to various contractual obligations, commitments and other off-balance sheet activities that contain credit, market, and operational risk that are not required to be reflected in our consolidated financial statements. The most significant of these are the loan commitments that we enter into to meet the financing needs of clients, including commitments to extend credit, commercial and consumer lines of credit and standby letters of credit. As of June 30, 2024 and December 31, 2023, we had loan commitments totaling $1.5 billion and $1.6 billion, respectively, and standby letters of credit totaling $10.3 million and $13.0 million, respectively. Unused commitments do not necessarily represent future credit exposure or cash requirements, as commitments often expire without being drawn upon.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is provided under the caption Asset/Liability Management and Interest Rate Risk in Part I, Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.

Item 4. CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of June 30, 2024 Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

				Maximum
			Total number of	approximate dollar
			shares purchased	value of shares
			as part of publicly	that may yet be
	Total number	Average price	announced plans	purchased under the
Period	of shares purchased	paid per share	or programs	plans or programs (2)
April 1 - April 30, 2024(1)	42,172	33.94	—	50,000,000
May 1 - May 31, 2024(1)	23,291	36.95	—	50,000,000
Total	65,463	35.01	—

(1)

Represents shares purchased other than through publicly announced plans purchased pursuant to the Company’s stock incentive plans at the then current market value in satisfaction of stock option exercise prices, settlements of restricted stock and tax withholdings.

(2)

On May 9, 2023, the Company’s Board of Directors authorized a new program to repurchase up to $50.0 million of the Company’s stock from time to time in either the open market or through privately negotiated transactions. The remaining authorization under the program as of June 30, 2024 was $50.0 million.

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

Date: July 31, 2024