Form 10-Q
period 2024-09-30
National Bank Holdings Corp
filed 2024-11-05
CIK 1475841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 1, 2024, the registrant had outstanding 38,013,516 shares of Class A voting common stock, each with $0.01 par value per share, excluding 293,616 shares of restricted Class A common stock issued but not yet vested.

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

PART I: FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)

(In thousands, except share and per share data)

	September 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$180,796	$190,826
Investment securities available-for-sale (at fair value)	708,987	628,829
Investment securities held-to-maturity (fair value of $470,774 and $504,328 at September 30, 2024 and December 31, 2023, respectively)	538,157	585,052
Non-marketable securities	72,353	90,477
Loans	7,714,495	7,698,758
Allowance for credit losses	(95,047)	(97,947)
Loans, net	7,619,448	7,600,811
Loans held for sale	16,765	18,854
Other real estate owned	1,432	4,088
Premises and equipment, net	191,889	162,733
Goodwill	306,043	306,043
Intangible assets, net	60,390	66,025
Other assets	297,023	297,326
Total assets	$9,993,283	$9,951,064
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing demand deposits	$2,268,801	$2,361,367
Interest bearing demand deposits	1,407,667	1,480,042
Savings and money market	3,768,211	3,367,012
Time deposits	1,052,449	981,970
Total deposits	8,497,128	8,190,391
Securities sold under agreements to repurchase	19,517	19,627
Long-term debt, net	54,433	54,200
Federal Home Loan bank advances	—	340,000
Other liabilities	130,208	134,039
Total liabilities	8,701,286	8,738,257
Shareholders' equity:
Common stock, par value $0.01 per share: 400,000,000 shares authorized; 51,487,888 and 51,487,907 shares issued; 37,988,364 and 37,784,851 shares outstanding at September 30, 2024 and December 31, 2023, respectively	515	515
Additional paid-in capital	1,164,395	1,162,269
Retained earnings	491,849	433,126
Treasury stock of 13,182,402 and 13,462,472 shares at September 30, 2024 and December 31, 2023, respectively, at cost	(302,277)	(306,702)
Accumulated other comprehensive loss, net of tax	(62,485)	(76,401)
Total shareholders' equity	1,291,997	1,212,807
Total liabilities and shareholders' equity	$9,993,283	$9,951,064

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share data)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Interest and dividend income:
Interest and fees on loans	$129,566	$117,736	$377,167	$334,811
Interest and dividends on investment securities	7,476	6,468	21,613	20,019
Dividends on non-marketable securities	405	701	1,398	2,513
Interest on interest bearing bank deposits	556	1,205	2,004	3,369
Total interest and dividend income	138,003	126,110	402,182	360,712
Interest expense:
Interest on deposits	49,366	33,423	141,580	69,615
Interest on borrowings	984	4,910	5,345	18,647
Total interest expense	50,350	38,333	146,925	88,262
Net interest income before provision for credit losses	87,653	87,777	255,257	272,450
Provision for credit loss expense	2,000	1,125	4,776	3,725
Net interest income after provision for credit losses	85,653	86,652	250,481	268,725
Non-interest income:
Service charges	4,912	4,849	13,598	13,394
Bank card fees	4,832	4,993	14,292	14,721
Mortgage banking income	2,981	4,688	8,932	11,614
Bank-owned life insurance income	759	882	2,228	2,559
Other non-interest income	4,905	3,953	11,062	5,565
Total non-interest income	18,389	19,365	50,112	47,853
Non-interest expense:
Salaries and benefits	37,331	35,027	110,784	103,231
Occupancy and equipment	9,697	9,167	29,758	27,366
Data processing	4,398	3,546	12,581	10,257
Marketing and business development	1,091	1,037	2,836	2,997
FDIC deposit insurance	1,297	1,686	4,073	5,433
Bank card expenses	1,176	1,667	3,916	4,260
Professional fees	2,111	2,215	5,463	7,951
Other non-interest expense	5,084	4,250	14,698	13,003
Other intangible assets amortization	1,977	2,008	5,962	5,378
Total non-interest expense	64,162	60,603	190,071	179,876
Income before income taxes	39,880	45,414	110,522	136,702
Income tax expense	6,775	9,327	19,891	27,775
Net income	$33,105	$36,087	$90,631	$108,927
Earnings per share—basic	$0.86	$0.95	$2.37	$2.87
Earnings per share—diluted	0.86	0.94	2.36	2.85
Weighted average number of common shares outstanding:
Basic	38,277,042	37,990,659	38,173,469	37,911,896
Diluted	38,495,091	38,134,338	38,368,011	38,093,910

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$33,105	$36,087	$90,631	$108,927
Other comprehensive income (loss), net of tax:
Securities available-for-sale:
Net unrealized gains (losses) arising during the period, net of tax (expense) benefit of ($5,847) and $3,418 for the three months ended September 30, 2024 and 2023, respectively; and net of tax (expense) benefit of ($4,632) and $3,283 for the nine months ended September 30, 2024 and 2023, respectively	16,779	(11,718)	13,411	(11,276)
Less: amortization of net unrealized holding gains to income, net of tax benefit of $5 and $11 for the three months ended September 30, 2024 and 2023, respectively; and net of tax benefit of $20 and $40 for the nine months ended September 30, 2024 and 2023, respectively	(16)	(39)	(61)	(135)
Cash flow hedges:
Net unrealized gains (losses) arising during the period, net of tax (expense) benefit of ($376) and $169 for the three months ended September 30, 2024 and 2023, respectively; and net of tax (expense) benefit of ($209) and $618 for the nine months ended September 30, 2024 and 2023, respectively	1,150	(550)	645	(2,032)
Less: reclassification adjustment for losses (gains) included in net income, net of tax benefit of $8 and $22 for the three months ended September 30, 2024 and 2023, respectively; and net of tax (expense) benefit of ($24) and $241 for the nine months ended September 30, 2024 and 2023, respectively	27	68	(79)	794
Other comprehensive income (loss)	17,940	(12,239)	13,916	(12,649)
Comprehensive income	$51,045	$23,848	$104,547	$96,278

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(In thousands, except share and per share data)

	For the three months ended September 30,
					Accumulated
		Additional			other
	Common	paid-in	Retained	Treasury	comprehensive
	stock	capital	earnings	stock	(loss) income, net	Total
Balance, June 30, 2023	$515	$1,158,727	$384,094	$(307,388)	$(88,614)	$1,147,334
Net income	—	—	36,087	—	—	36,087
Stock-based compensation	—	1,720	—	—	—	1,720
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $256, net	—	259	—	362	—	621
Cash dividends declared ($0.26 per share)	—	—	(9,938)		—	(9,938)
Other comprehensive loss	—	—	—		(12,239)	(12,239)
Balance, September 30, 2023	$515	$1,160,706	$410,243	$(307,026)	$(100,853)	$1,163,585
Balance, June 30, 2024	$515	$1,161,804	$469,630	$(303,880)	$(80,425)	$1,247,644
Net income	—	—	33,105	—	—	33,105
Stock-based compensation	—	2,002	—	—	—	2,002
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $2,173, net	—	589	—	1,603	—	2,192
Cash dividends declared ($0.28 per share)	—	—	(10,886)	—	—	(10,886)
Other comprehensive income	—	—	—	—	17,940	17,940
Balance, September 30, 2024	$515	$1,164,395	$491,849	$(302,277)	$(62,485)	$1,291,997

	For the nine months ended September 30,
						Accumulated
		Additional				other
	Common	paid-in	Retained	Treasury		comprehensive
	stock	capital	earnings	stock		(loss) income, net	Total
Balance, December 31, 2022	$515	$1,159,508	$330,721		$(310,338)	$(88,204)	$1,092,202
Net income	—	—	108,927		—	—	108,927
Stock-based compensation	—	5,366	—		—	—	5,366
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $3,287, net	—	(4,168)	—		3,312	—	(856)
Cash dividends declared ($0.77 per share)	—	—	(29,405)		—	—	(29,405)
Other comprehensive loss	—	—	—		—	(12,649)	(12,649)
Balance, September 30, 2023	$515	$1,160,706	$410,243		$(307,026)	$(100,853)	$1,163,585
Balance, December 31, 2023	$515	1,162,269	$433,126		$(306,702)	(76,401)	$1,212,807
Net income	—	—	90,631	-	—	—	90,631
Stock-based compensation	—	5,666	—		—	—	5,666
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $6,163, net	—	(3,540)	—		4,425	—	885
Cash dividends declared ($0.83 per share)	—	—	(31,908)		—	—	(31,908)
Other comprehensive income	—	—	—		—	13,916	13,916
Balance, September 30, 2024	$515	$1,164,395	$491,849		$(302,277)	$(62,485)	$1,291,997

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$90,631	$108,927
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit loss expense	4,776	3,725
Depreciation and amortization	17,881	17,512
Change in current income tax receivable	634	4,860
Change in deferred income taxes	7,641	(4,108)
Discount accretion, net of premium amortization on securities	(1,200)	(619)
Gain on sale of mortgages, net	(7,711)	(8,309)
Origination of loans held for sale, net of repayments	(253,078)	(326,477)
Proceeds from sales of loans held for sale	261,881	333,329
Originations of mortgage servicing rights	(258)	(993)
Proceeds from sales of mortgage servicing rights	—	5,502
Gain on sale of mortgage servicing rights	—	(1,052)
Impairment on fixed assets related to banking center consolidations	—	113
Gain on sale of fixed assets	(637)	(148)
Stock-based compensation	5,666	5,366
Operating lease payments	(4,909)	(4,674)
Change in other assets	(13,761)	(23,559)
Change in other liabilities	1,285	12,917
Net cash provided by operating activities	108,841	122,312
Cash flows from investing activities:
Proceeds from non-marketable securities	42,559	90,293
Proceeds from maturities and paydowns of investment securities available-for-sale	137,632	71,339
Proceeds from maturities and paydowns of investment securities held-to-maturity	47,385	53,947
Proceeds from sales of other real estate owned	2,462	249
Purchases of non-marketable securities	(26,238)	(93,852)
Purchases of investment securities available-for-sale	(199,079)	—
Purchases of investment securities held-to-maturity	—	(2,452)
Purchases of premises and equipment, net	(26,375)	(24,687)
Net increase in loans	(34,044)	(254,910)
Net cash activity for acquisitions	—	(45,300)
Net cash used in investing activities	(55,698)	(205,373)
Cash flows from financing activities:
Net increase in deposits	306,464	275,834
Net (decrease) increase in repurchase agreements and other short-term borrowings	(110)	59
Net payments to the Federal Home Loan Bank	(340,000)	(68,230)
Issuance of stock under purchase and equity compensation plans	(1,205)	(1,054)
Proceeds from exercise of stock options	2,008	106
Payment of dividends	(31,830)	(29,382)
Net cash (used in) provided by financing activities	(64,673)	177,333
(Decrease) increase in cash, cash equivalents and restricted cash(1)	(11,530)	94,272
Cash, cash equivalents and restricted cash at beginning of the year(1)	192,326	198,519
Cash, cash equivalents and restricted cash at end of period(1)	$180,796	$292,791
Supplemental disclosure of cash flow information during the period:
Cash paid for interest	$141,120	$76,642
Net tax payments	16,413	24,824
Supplemental schedule of non-cash activities:
Loans transferred from loans held for sale to loans	997	5,176

(1)

Included in restricted cash at September 30, 2023 was $1.5 million placed in escrow for certain potential liabilities, for which the Company was indemnified, resulting from a previous acquisition. The restricted cash was included in other assets in the Company’s consolidated statements of financial condition. At September 30, 2024, there was no restricted cash.

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2024

Note 1 Basis of Presentation

National Bank Holdings Corporation ("NBHC" or the "Company") is a bank holding company that was incorporated in the State of Delaware in 2009. The Company is headquartered in Greenwood Village, Colorado, and its primary operations are conducted through its wholly owned subsidiaries NBH Bank and Bank of Jackson Hole Trust. NBH Bank is a Colorado state-chartered bank and a member of the Federal Reserve System, and Bank of Jackson Hole Trust is a Wyoming state-chartered bank and a member of the Federal Reserve System. The Company provides a variety of banking products to both commercial and consumer clients through a network of over 90 banking centers, as of September 30, 2024, located primarily in Colorado, the greater Kansas City region, Utah, Wyoming, Texas, New Mexico and Idaho, as well as through online and mobile banking products and services.

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

Note 3 Investment Securities

The Company’s investment securities portfolio is comprised of available-for-sale and held-to-maturity investment securities. These investment securities totaled $1.2 billion at September 30, 2024 and included $0.7 billion of available-for-sale securities and $0.5 billion of held-to-maturity securities. At December 31, 2023, investment securities totaled $1.2 billion and included $0.6 billion of available-for-sale securities and $0.6 billion of held-to-maturity securities.

Available-for-sale

Available-for-sale securities are summarized as follows as of the dates indicated:

	September 30, 2024
	Amortized	Gross	Gross
	cost	unrealized gains	unrealized losses	Fair value
U.S. Treasury securities	$49,757	$—	$(567)	$49,190
Mortgage-backed securities:				—
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	222,443	445	(26,358)	196,530
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	514,924	1,280	(55,708)	460,496
Municipal securities	80	—	—	80
Corporate debt	2,000	—	(38)	1,962
Other securities	729	—	—	729
Total investment securities available-for-sale	$789,933	$1,725	$(82,671)	$708,987

	December 31, 2023
	Amortized	Gross	Gross
	cost	unrealized gains	unrealized losses	Fair value
U.S. Treasury securities	$74,508	$—	$(1,464)	$73,044
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	233,264	57	(31,512)	201,809
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	417,155	—	(65,913)	351,242
Municipal securities	80	—	(1)	79
Corporate debt	2,000	—	(157)	1,843
Other securities	812	—	—	812
Total investment securities available-for-sale	$727,819	$57	$(99,047)	$628,829

During the nine months ended September 30, 2024, purchases of available-for-sale securities totaled $199.1 million. During the nine months ended September 30, 2023, there were no purchases of available-for-sale securities. Maturities and paydowns of available-for-sale securities during the nine months ended September 30, 2024 and 2023 totaled $137.6 million and $71.3 million, respectively. There were no sales of available-for-sale securities during the nine months ended September 30, 2024 or 2023.

At September 30, 2024 and December 31, 2023, the Company’s available-for-sale investment portfolio was primarily comprised of U.S. Treasury securities and mortgage-backed securities (“MBS”). All mortgage-backed securities were backed by government sponsored enterprises (“GSE”) collateral such as Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) and the government owned agency Government National Mortgage Association (“GNMA”).

The tables below summarize the available-for-sale securities with unrealized losses as of the dates shown, along with the length of the impairment period:

	September 30, 2024
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. Treasury securities	$—	$—	$49,190	$(567)	$49,190	$(567)
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	—	—	181,541	(26,358)	181,541	(26,358)
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	16,334	(21)	321,668	(55,687)	338,002	(55,708)
Municipal securities	—	—	80	—	80	—
Corporate debt	—	—	1,963	(38)	1,963	(38)
Total	$16,334	$(21)	$554,442	$(82,650)	$570,776	$(82,671)

	December 31, 2023
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. Treasury securities	$—	$—	$73,044	$(1,464)	$73,044	$(1,464)
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	9	—	199,000	(31,512)	199,009	(31,512)
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	138	(1)	351,104	(65,912)	351,242	(65,913)
Municipal securities	—	—	79	(1)	79	(1)
Corporate debt	—	—	1,843	(157)	1,843	(157)
Total	$147	$(1)	$625,070	$(99,046)	$625,217	$(99,047)

Management regularly monitors the investment securities portfolio in its entirety and further evaluates all of the available-for-sale securities in an unrealized loss position. The portfolio included 216 securities, which were in an unrealized loss position at September 30, 2024, compared to 230 securities at December 31, 2023. The unrealized losses in the Company's investment portfolio at September 30, 2024 were caused by changes in interest rates. The Company has no intention to sell these securities and believes it will not be required to sell the securities before the recovery of their amortized cost. Management believes that default of the available-for-sale securities is highly unlikely. FHLMC, FNMA and GNMA guaranteed mortgage-backed securities and U.S. Treasury securities have a long history of zero credit losses, an explicit guarantee by the U.S. government (although limited for FNMA and FHLMC securities) and yields that generally trade based on market views of prepayment and liquidity risk rather than credit risk.

The tables below summarize the credit quality indicators, by fair value, of available-for-sale securities as of the dates shown:

	September 30, 2024
	AA+	Not rated	Total
U.S. Treasury securities	$49,190	$—	$49,190
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	196,530	—	196,530
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	460,496	—	460,496
Municipal securities	—	80	80
Corporate debt	—	1,962	1,962
Other securities	—	729	729
Total investment securities available-for-sale	$706,216	$2,771	$708,987

	December 31, 2023
	AAA	Not rated	Total
U.S. Treasury securities	$73,044	$—	$73,044
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	201,809	—	201,809
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	351,242	—	351,242
Municipal securities	—	79	79
Corporate debt	—	1,843	1,843
Other securities	—	812	812
Total investment securities available-for-sale	$626,095	$2,734	$628,829

Based upon the downgrade of U.S. government securities by certain rating agencies, the Company updated the rating from AAA to AA+. Certain securities are pledged as collateral for public deposits, securities sold under agreements to repurchase and to secure borrowing capacity at the Federal Reserve Bank (“FRB”), if needed. The fair value of available-for-sale investment securities pledged as collateral totaled $236.7 million and $312.4 million at September 30, 2024 and at December 31, 2023, respectively. The Company may also pledge available-for-sale investment securities as collateral for Federal Home Loan Bank (“FHLB”) advances. No securities were pledged for this purpose at September 30, 2024 or December 31, 2023.

A summary of the available-for-sale securities by maturity is shown in the following table as of September 30, 2024. Mortgage-backed securities may have actual maturities that differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments and are therefore not included in the table below. Additionally, the Company holds other available-for-sale securities with an amortized cost and fair value of $0.7 million as of September 30, 2024 that have no stated contractual maturity date.

	September 30, 2024
			Weighted
	Amortized cost	Fair value	average yield
U.S. Treasury securities
Within one year	$24,909	$24,712	2.56%
After one but within five years	24,848	24,478	2.77%
Total U.S. Treasury securities	49,757	49,190	2.67%
Municipal securities
Within one year	80	80	3.14%
Corporate debt
After five but within ten years	2,000	1,962	5.86%
Total	$51,837	$51,232

As of September 30, 2024 and December 31, 2023, accrued interest receivable (“AIR”) from available-for-sale investment securities totaled $1.8 million and $1.3 million, respectively, and was included within other assets in the consolidated statements of financial condition.

Held-to-maturity

Held-to-maturity investment securities are summarized as follows as of the dates indicated:

	September 30, 2024
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
U.S. Treasury securities	$49,563	$—	$(406)	$49,157
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	270,518	705	(28,386)	242,837
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	218,076	26	(39,322)	178,780
Total investment securities held-to-maturity	$538,157	$731	$(68,114)	$470,774

	December 31, 2023
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
U.S. Treasury securities	$49,338	$—	$(1,004)	$48,334
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	299,337	226	(34,552)	265,011
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	236,377	2	(45,396)	190,983
Total investment securities held-to-maturity	$585,052	$228	$(80,952)	$504,328

During the nine months ended September 30, 2024, there were no purchases of held-to-maturity securities. During the nine months ended September 30, 2023, purchases of held-to-maturity securities totaled $2.5 million. Maturities and paydowns of held-to-maturity securities totaled $47.4 million and $53.9 million during the nine months ended September 30, 2024 and 2023, respectively.

The held-to-maturity portfolio included 109 securities which were in an unrealized loss position as of September 30, 2024, compared to 123 securities at December 31, 2023. The tables below summarize the held-to-maturity securities with unrealized losses as of the dates shown, along with the length of the impairment period:

	September 30, 2024
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. Treasury securities	$—	$—	$49,157	$(406)	$49,157	$(406)
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	—	—	201,590	(28,386)	201,590	(28,386)
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	—	—	175,839	(39,322)	175,839	(39,322)
Total	$—	$—	$426,586	$(68,114)	$426,586	$(68,114)

	December 31, 2023
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. Treasury securities	$—	$—	$48,334	$(1,004)	$48,334	$(1,004)
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	14,689	(72)	217,467	(34,480)	232,156	(34,552)
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	2,289	(37)	187,021	(45,359)	189,310	(45,396)
Total	$16,978	$(109)	$452,822	$(80,843)	$469,800	$(80,952)

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

The tables below summarize the credit quality indicators, by amortized cost, of held-to-maturity securities as of the dates shown:

	September 30, 2024	December 31, 2023
	AA+	AAA
U.S. Treasury securities	$49,563	$49,338
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	270,518	299,337
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	218,076	236,377
Total investment securities held-to-maturity	$538,157	$585,052

Based upon the downgrade of U.S. government securities by certain rating agencies, the Company updated the rating from AAA to AA+. Certain securities are pledged as collateral for public deposits, securities sold under agreements to repurchase and to secure borrowing capacity at the FRB, if needed. The carrying value of held-to-maturity investment securities pledged as collateral totaled $535.5 million and $559.3 million at September 30, 2024 and December 31, 2023, respectively. The Company may also pledge held-to-maturity investment securities as collateral for FHLB advances. No held-to-maturity investment securities were pledged for this purpose at September 30, 2024 or December 31, 2023.

A summary of the held-to-maturity securities by maturity is shown in the following table as of September 30, 2024. Actual maturities of mortgage-backed securities may differ from scheduled maturities depending on the repayment characteristics and experience of the underlying financial instruments and are therefore not included in the table below.

	September 30, 2024
			Weighted
	Amortized cost	Fair value	average yield
U.S. Treasury securities
Within one year	$24,956	$24,794	3.18%
After one but within five years	24,607	24,363	3.10%
Total	$49,563	$49,157	3.14%

As of September 30, 2024 and December 31, 2023, AIR from held-to-maturity investment securities totaled $1.2 million and $1.0 million, respectively, and was included within other assets in the consolidated statements of financial condition.

Note 4 Non-marketable Securities

The carrying balance of non-marketable securities are summarized as follows as of the dates indicated:

	September 30, 2024	December 31, 2023
Federal Reserve Bank stock	$24,062	$24,062
Federal Home Loan Bank stock	567	16,828
Convertible preferred stock	20,508	25,000
Equity method investments	27,216	24,587
Total	$72,353	$90,477

Non-marketable securities included FRB stock, FHLB stock, convertible preferred stock and equity method investments. During the nine months ended September 30, 2024, purchases of non-marketable securities totaled $26.2 million, and proceeds from redemptions and sales of non-marketable securities totaled $42.6 million. Purchases consisted primarily of FHLB stock, and proceeds consisted primarily of redemptions of FHLB stock. Changes in the Company’s FHLB stock holdings were directly correlated to FHLB line of credit advances and paydowns. During the nine months ended September 30, 2023, purchases of non-marketable securities totaled $93.9 million, and proceeds from non-marketable securities totaled $90.3 million.

FRB and FHLB stock

At September 30, 2024 and December 31, 2023, the Company held FRB stock and FHLB stock for regulatory or debt facility purposes. These are restricted securities which, lacking a market, are carried at cost. There have been no identified events or changes in circumstances that may have an adverse effect on the FRB and FHLB stock carried at cost.

Convertible preferred stock

Non-marketable securities include convertible preferred stock without a readily determinable fair value. During the nine months ended September 30, 2024, the Company recorded $3.9 million of impairment on convertible preferred stock related to venture capital investments, included in other non-interest income in the Company’s consolidated statements of operations. During the nine months ended September 30, 2023, the Company recorded $4.0 million of impairment on convertible preferred stock related to venture capital investments. During the nine months ended September 30, 2024, the Company sold convertible preferred stock totaling $1.0 million, which generated realized gains of $0.1 million recorded in other non-interest income in the Company’s consolidated statements of operations. The Company purchased zero and $0.4 million of convertible preferred stock during the three and nine months ended September 30, 2024, respectively.

Equity method investments

Non-marketable securities also include equity method investments totaling $25.4 million and $24.6 million at September 30, 2024 and December 31, 2023, respectively, and equity method investments without a readily determinable fair value totaling $1.8 million and zero at September 30, 2024 and December 31, 2023, respectively. During the three and nine months ended September 30, 2024, the Company recorded net unrealized gains on equity method investments totaling $0.4 million and $0.7 million, respectively. During the three and nine months ended September 30, 2023, the Company recorded net unrealized losses on equity method investments totaling zero and $0.4 million, respectively. These gains and losses were recorded in other non-interest income in the Company’s consolidated statements of operations. Carrying values of equity method investments without a readily determinable fair value are updated periodically and impairments may be taken to reflect a new basis. The Company recorded no impairment related to equity method investments without a readily determinable fair value for the nine months ended September 30, 2024 or the year ended December 31, 2023.

Note 5 Loans

The loan portfolio is comprised of loans originated by the Company and loans that were acquired in connection with the Company’s acquisitions. The tables below show the loan portfolio composition including carrying value by segment as of the dates shown. The carrying value of loans is net of discounts, fees, costs and fair value marks of $31.0 million and $33.6 million as of September 30, 2024 and December 31, 2023, respectively.

	September 30, 2024
	Total loans	% of total
Commercial	$4,581,372	59.4%
Commercial real estate non-owner occupied	1,834,180	23.8%
Residential real estate	1,283,560	16.6%
Consumer	15,383	0.2%
Total	$7,714,495	100.0%

	December 31, 2023
	Total loans	% of total
Commercial	$4,499,035	58.4%
Commercial real estate non-owner occupied	1,856,750	24.1%
Residential real estate	1,323,787	17.2%
Consumer	19,186	0.3%
Total	$7,698,758	100.0%

Information about delinquent and non-accrual loans is shown in the following tables at September 30, 2024 and December 31, 2023:

	September 30, 2024
		Greater
	30-89 days	than 90 days		Total past
	past due and	past due and	Non-accrual	due and
	accruing	accruing	loans	non-accrual	Current	Total loans
Commercial:
Commercial and industrial	$15,678	$9,508	$9,556	$34,742	$1,976,771	$2,011,513
Municipal and non-profit	187	—	—	187	1,096,937	1,097,124
Owner occupied commercial real estate	8,691	—	532	9,223	1,162,036	1,171,259
Food and agribusiness	—	—	587	587	300,889	301,476
Total commercial	24,556	9,508	10,675	44,739	4,536,633	4,581,372
Commercial real estate non-owner occupied:
Construction	—	—	—	—	307,214	307,214
Acquisition/development	112	—	—	112	91,059	91,171
Multifamily	—	—	—	—	334,576	334,576
Non-owner occupied	5,799	—	5,859	11,658	1,089,561	1,101,219
Total commercial real estate non-owner occupied	5,911	—	5,859	11,770	1,822,410	1,834,180
Residential real estate:
Senior lien	168	—	6,231	6,399	1,188,148	1,194,547
Junior lien	489	—	672	1,161	87,852	89,013
Total residential real estate	657	—	6,903	7,560	1,276,000	1,283,560
Consumer	129	1	108	238	15,145	15,383
Total loans	$31,253	$9,509	$23,545	$64,307	$7,650,188	$7,714,495

	September 30, 2024
	Non-accrual loans	Non-accrual loans
	with a related	with no related
	allowance for	allowance for	Non-accrual
	credit loss	credit loss	loans
Commercial:
Commercial and industrial	$9,162	$394	$9,556
Owner occupied commercial real estate	425	107	532
Food and agribusiness	1	586	587
Total commercial	9,588	1,087	10,675
Commercial real estate non-owner occupied:
Non-owner occupied	—	5,859	5,859
Total commercial real estate non-owner occupied	—	5,859	5,859
Residential real estate:
Senior lien	2,759	3,472	6,231
Junior lien	450	222	672
Total residential real estate	3,209	3,694	6,903
Consumer	108	—	108
Total loans	$12,905	$10,640	$23,545

	December 31, 2023
		Greater
	30-89 days	than 90 days		Total past
	past due and	past due and	Non-accrual	due and
	accruing	accruing	loans	non-accrual	Current	Total loans
Commercial:
Commercial and industrial	$9,179	$—	$2,250	$11,429	$1,955,480	$1,966,909
Municipal and non-profit	—	—	—	—	1,083,756	1,083,756
Owner occupied commercial real estate	—	—	755	755	1,123,018	1,123,773
Food and agribusiness	—	12	5,762	5,774	318,823	324,597
Total commercial	9,179	12	8,767	17,958	4,481,077	4,499,035
Commercial real estate non-owner occupied:
Construction	—	—	—	—	405,250	405,250
Acquisition/development	1,077	—	—	1,077	99,019	100,096
Multifamily	—	—	—	—	311,770	311,770
Non-owner occupied	60	—	13,472	13,532	1,026,102	1,039,634
Total commercial real estate non-owner occupied	1,137	—	13,472	14,609	1,842,141	1,856,750
Residential real estate:
Senior lien	1,410	50	5,488	6,948	1,226,651	1,233,599
Junior lien	375	528	448	1,351	88,837	90,188
Total residential real estate	1,785	578	5,936	8,299	1,315,488	1,323,787
Consumer	131	1	53	185	19,001	19,186
Total loans	$12,232	$591	$28,228	$41,051	$7,657,707	$7,698,758

	December 31, 2023
	Non-accrual loans	Non-accrual loans
	with a related	with no related
	allowance for	allowance for	Non-accrual
	credit loss	credit loss	loans
Commercial:
Commercial and industrial	$2,250	$—	$2,250
Owner occupied commercial real estate	755	—	755
Food and agribusiness	5,176	586	5,762
Total commercial	8,181	586	8,767
Commercial real estate non-owner occupied:
Non-owner occupied	13,472	—	13,472
Total commercial real estate non-owner occupied	13,472	—	13,472
Residential real estate:
Senior lien	3,277	2,211	5,488
Junior lien	448	—	448
Total residential real estate	3,725	2,211	5,936
Consumer	53	—	53
Total loans	$25,431	$2,797	$28,228

Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. Loans to borrowers experiencing financial difficulties may be modified. Modified loans are discussed in more detail below. There was no interest income recognized from non-accrual loans during the three or nine months ended September 30, 2024 or 2023.

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

The amortized cost basis and current period gross charge-offs for all loans as determined by the Company’s internal risk rating system and year of origination is shown in the following tables as of and for the nine months ended September 30, 2024 and the year ended December 31, 2023:

	September 30, 2024
							Revolving	Revolving
							loans	loans
	Origination year						amortized	converted
	2024	2023	2022	2021	2020	Prior	cost basis	to term	Total
Commercial:
Commercial and industrial:
Pass	$369,871	$250,499	$351,692	$250,042	$70,007	$111,649	$438,616	$12,942	$1,855,318
Special mention	5,024	14,944	11,652	31,476	10,577	7,293	24,569	2,461	107,996
Substandard	6,311	17,821	10,495	2,761	2,741	847	2,902	371	44,249
Doubtful	—	2,433	98	15	975	56	—	373	3,950
Total commercial and industrial	381,206	285,697	373,937	284,294	84,300	119,845	466,087	16,147	2,011,513
Gross charge-offs: Commercial and industrial	—	—	—	26	155	56	—	—	237
Municipal and non-profit:
Pass	77,016	147,281	139,976	220,318	75,506	408,372	26,696	—	1,095,165
Special mention	—	—	—	—	1,959	—	—	—	1,959
Total municipal and non-profit	77,016	147,281	139,976	220,318	77,465	408,372	26,696	—	1,097,124
Owner occupied commercial real estate:
Pass	167,970	207,547	234,000	134,284	86,481	227,224	20,594	—	1,078,100
Special mention	430	8,844	21,459	22,907	1,198	26,474	100	—	81,412
Substandard	—	—	3,366	3,406	—	3,645	846	—	11,263
Doubtful	—	—	—	—	—	484	—	—	484
Total owner occupied commercial real estate	168,400	216,391	258,825	160,597	87,679	257,827	21,540	—	1,171,259
Gross charge-offs: Owner occupied commercial real estate	—	—	13	—	—	—	—	—	13
Food and agribusiness:
Pass	14,943	10,873	73,967	11,003	6,041	35,238	145,464	—	297,529
Special mention	—	—	—	3,148	—	212	—	—	3,360
Substandard	—	—	—	586	—	1	—	—	587
Total food and agribusiness	14,943	10,873	73,967	14,737	6,041	35,451	145,464	—	301,476
Gross charge-offs: Food and agribusiness	—	—	—	—	—	2,704	—	—	2,704
Total commercial	641,565	660,242	846,705	679,946	255,485	821,495	659,787	16,147	4,581,372
Gross charge-offs: Commercial	—	—	13	26	155	2,760	—	—	2,954
Commercial real estate non-owner occupied:
Construction:
Pass	29,621	68,663	94,585	36,638	29,251	—	45,967	453	305,178
Special mention	—	—	2,036	—	—	—	—	—	2,036
Total construction	29,621	68,663	96,621	36,638	29,251	—	45,967	453	307,214
Acquisition/development:
Pass	15,649	4,916	36,663	21,646	1,229	8,279	699	—	89,081
Special mention	—	—	1,075	717	—	—	—	—	1,792
Substandard	—	—	—	—	—	298	—	—	298
Total acquisition/development	15,649	4,916	37,738	22,363	1,229	8,577	699	—	91,171
Multifamily:
Pass	6,822	16,465	153,335	96,174	16,687	31,199	1,956	—	322,638
Special mention	—	—	8,114	3,824	—	—	—	—	11,938
Total multifamily	6,822	16,465	161,449	99,998	16,687	31,199	1,956	—	334,576
Non-owner occupied
Pass	21,896	134,006	291,344	144,191	122,132	326,912	5,345	—	1,045,826
Special mention	5,002	14,034	—	13,091	3,808	3,992	—	—	39,927
Substandard	—	—	—	5,859	—	9,374	—	—	15,233
Doubtful	—	—	—	—	—	233	—	—	233
Total non-owner occupied	26,898	148,040	291,344	163,141	125,940	340,511	5,345	—	1,101,219
Gross charge-offs: Non-owner occupied	—	—	293	—	—	4,422	—	—	4,715
Total commercial real estate non-owner occupied	78,990	238,084	587,152	322,140	173,107	380,287	53,967	453	1,834,180
Gross charge-offs: Commercial real estate non-owner occupied	—	—	293	—	—	4,422	—	—	4,715
Residential real estate:
Senior lien
Pass	51,116	89,536	418,044	294,554	102,832	184,204	46,431	257	1,186,974
Special mention	—	—	—	—	—	17	—	—	17
Substandard	22	665	3,460	947	401	2,036	—	—	7,531
Doubtful	—	—	—	—	—	25	—	—	25
Total senior lien	51,138	90,201	421,504	295,501	103,233	186,282	46,431	257	1,194,547
Junior lien
Pass	5,587	3,597	4,626	1,584	1,905	5,833	62,204	885	86,221
Special mention	—	—	—	431	—	27	1,488	—	1,946

Substandard	45	—	146	222	89	172	172	—	846
Total junior lien	5,632	3,597	4,772	2,237	1,994	6,032	63,864	885	89,013
Total residential real estate	56,770	93,798	426,276	297,738	105,227	192,314	110,295	1,142	1,283,560
Consumer
Pass	4,260	2,379	1,738	1,128	638	200	4,884	48	15,275
Substandard	—	—	67	—	—	41	—	—	108
Total consumer	4,260	2,379	1,805	1,128	638	241	4,884	48	15,383
Gross charge-offs: Consumer	640	23	12	3	—	40	—	—	718
Total loans	$781,585	$994,503	$1,861,938	$1,300,952	$534,457	$1,394,337	$828,933	$17,790	$7,714,495
Gross charge-offs: Total loans	640	23	318	29	155	7,222	—	—	8,387

	December 31, 2023
							Revolving	Revolving
							loans	loans
	Origination year						amortized	converted
	2023	2022	2021	2020	2019	Prior	cost basis	to term	Total
Commercial:
Commercial and industrial:
Pass	$348,103	$396,618	$271,201	$87,234	$41,261	$106,711	$563,924	$31,620	$1,846,672
Special mention	4,775	12,259	31,895	20,340	2,202	683	18,344	3,470	93,968
Substandard	13,729	4,555	4,248	1,314	179	347	910	—	25,282
Doubtful	600	—	—	387	—	—	—	—	987
Total commercial and industrial	367,207	413,432	307,344	109,275	43,642	107,741	583,178	35,090	1,966,909
Gross charge-offs: Commercial and industrial	—	12	215	—	47	3	—	—	277
Municipal and non-profit:
Pass	139,591	140,626	246,088	82,590	53,460	389,867	31,534	—	1,083,756
Total municipal and non-profit	139,591	140,626	246,088	82,590	53,460	389,867	31,534	—	1,083,756
Owner occupied commercial real estate:
Pass	236,897	275,644	181,472	97,523	86,761	163,997	18,281	—	1,060,575
Special mention	2,074	19,191	7,808	—	2,650	27,653	—	—	59,376
Substandard	—	515	1,732	—	687	234	—	—	3,168
Doubtful	—	6	—	—	—	648	—	—	654
Total owner occupied commercial real estate	238,971	295,356	191,012	97,523	90,098	192,532	18,281	—	1,123,773
Food and agribusiness:
Pass	16,917	69,212	14,159	15,379	10,417	34,592	149,125	51	309,852
Special mention	—	—	4,646	—	—	3,724	450	—	8,820
Substandard	—	—	586	—	—	180	1,786	—	2,552
Doubtful	—	—	—	—	—	—	3,373	—	3,373
Total food and agribusiness	16,917	69,212	19,391	15,379	10,417	38,496	154,734	51	324,597
Total commercial	762,686	918,626	763,835	304,767	197,617	728,636	787,727	35,141	4,499,035
Gross charge-offs: Commercial	—	12	215	—	47	3	—	—	277
Commercial real estate non-owner occupied:
Construction:
Pass	43,385	190,826	59,477	63,486	1,006	—	47,070	—	405,250
Total construction	43,385	190,826	59,477	63,486	1,006	—	47,070	—	405,250
Acquisition/development:
Pass	13,228	39,000	21,011	5,992	597	8,814	7,416	2,961	99,019
Special mention	—	1,077	—	—	—	—	—	—	1,077
Total acquisition/development	13,228	40,077	21,011	5,992	597	8,814	7,416	2,961	100,096
Multifamily:
Pass	16,450	113,936	92,574	16,938	39,371	31,671	830	—	311,770
Total multifamily	16,450	113,936	92,574	16,938	39,371	31,671	830	—	311,770
Non-owner occupied
Pass	116,168	241,563	172,042	91,188	124,291	236,694	6,694	—	988,640
Special mention	—	—	—	21,268	3,876	2,489	—	—	27,633
Substandard	—	—	—	—	—	19,848	—	—	19,848
Doubtful	—	—	—	280	—	3,233	—	—	3,513
Total non-owner occupied	116,168	241,563	172,042	112,736	128,167	262,264	6,694	—	1,039,634
Total commercial real estate non-owner occupied	189,231	586,402	345,104	199,152	169,141	302,749	62,010	2,961	1,856,750
Residential real estate:
Senior lien
Pass	87,608	434,963	316,080	112,582	42,752	183,890	48,462	94	1,226,431
Special mention	—	—	—	—	—	515	—	—	515
Substandard	1,555	1,119	740	415	620	2,167	—	—	6,616
Doubtful	—	—	—	—	—	37	—	—	37
Total senior lien	89,163	436,082	316,820	112,997	43,372	186,609	48,462	94	1,233,599
Gross charge-offs: Senior lien	—	—	—	—	—	48	—	—	48
Junior lien
Pass	4,920	4,464	1,712	2,947	2,270	4,729	66,441	684	88,167
Special mention	—	—	—	—	—	27	249	—	276
Substandard	263	149	236	758	—	339	—	—	1,745
Total junior lien	5,183	4,613	1,948	3,705	2,270	5,095	66,690	684	90,188
Total residential real estate	94,346	440,695	318,768	116,702	45,642	191,704	115,152	778	1,323,787
Gross charge-offs: Residential real estate	—	—	—	—	—	48	—	—	48
Consumer
Pass	5,945	3,330	2,233	997	244	410	5,947	27	19,133
Substandard	—	—	—	—	—	50	3	—	53
Total consumer	5,945	3,330	2,233	997	244	460	5,950	27	19,186
Gross charge-offs: Consumer	1,225	13	1	2	1	8	—	—	1,250
Total loans	$1,052,208	$1,949,053	$1,429,940	$621,618	$412,644	$1,223,549	$970,839	$38,907	$7,698,758
Gross charge-offs: Total loans	1,225	25	216	2	48	59	—	—	1,575

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

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. Management individually evaluates collateral-dependent loans with an amortized cost basis of $250 thousand or more and includes collateral-dependent loans less than $250 thousand within the general allowance population. The amortized cost basis of collateral-dependent loans over $250 thousand was as follows at September 30, 2024 and December 31, 2023:

	September 30, 2024
			Total amortized
	Real property	Business assets	cost basis
Commercial:
Commercial and industrial	$2,800	$6,863	$9,663
Owner occupied commercial real estate	1,450	—	1,450
Food and agribusiness	586	—	586
Total commercial	4,836	6,863	11,699
Commercial real estate non-owner occupied:
Non-owner occupied	11,127	—	11,127
Total commercial real estate non-owner occupied	11,127	—	11,127
Residential real estate:
Senior lien	4,770	—	4,770
Junior lien	183	39	222
Total residential real estate	4,953	39	4,992
Total loans	$20,916	$6,902	$27,818

	December 31, 2023
			Total amortized
	Real property	Business assets	cost basis
Commercial:
Commercial and industrial	$1,946	$220	$2,166
Owner occupied commercial real estate	1,883	—	1,883
Food and agribusiness	586	5,159	5,745
Total commercial	4,415	5,379	9,794
Commercial real estate non-owner occupied:
Non-owner occupied	19,993	—	19,993
Total commercial real estate non-owner occupied	19,993	—	19,993
Residential real estate:
Senior lien	2,661	—	2,661
Total residential real estate	2,661	—	2,661
Total loans	$27,069	$5,379	$32,448

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

The following schedule presents, by loan class, the amortized cost basis for loans to borrowers experiencing financial difficulty that remain outstanding and were modified within the three months ended September 30, 2024:

	As of and for the three months ended September 30, 2024
			Combination - interest rate
	Payment delay		reduction and term extension
	Amortized	% of loan	Amortized	% of loan
	cost basis	class	cost basis	class
Commercial:
Commercial and industrial	$2,849	0.1%	$—	0.0%
Total commercial	2,849	0.1%	—	0.0%
Residential real estate:
Junior lien	—	0.0%	45	0.1%
Total residential real estate	—	0.0%	45	0.0%
Total loans	$2,849	0.0%	$45	0.0%

The following schedules present, by loan class, the amortized cost basis for loans to borrowers experiencing financial difficulty that remain outstanding and were modified within the nine months ended September 30, 2024 and 2023:

	As of and for the nine months ended September 30, 2024
					Combination - interest rate		Combination - term extension
	Term extension		Payment delay		reduction and term extension		and payment delay
	Amortized	% of loan	Amortized	% of loan	Amortized	% of loan	Amortized	% of loan
	cost basis	class	cost basis	class	cost basis	class	cost basis	class
Commercial:
Commercial and industrial	$7,621	0.4%	$2,849	0.1%	$—	0.0%	$—	0.0%
Owner occupied commercial real estate	—	0.0%	1,664	0.1%	—	0.0%	—	0.0%
Total commercial	7,621	0.2%	4,513	0.1%	—	0.0%	—	0.0%
Commercial real estate non-owner occupied:
Non-owner occupied	5,435	0.5%	—	0.0%	—	0.0%	—	0.0%
Total commercial real estate non-owner occupied	5,435	0.3%	—	0.0%	—	0.0%	—	0.0%
Residential real estate:
Senior lien	—	0.0%	854	0.1%	22	0.0%	382	0.0%
Junior lien	—	0.0%	—	0.0%	45	0.1%	—	0.0%
Total residential real estate	—	0.0%	854	0.1%	67	0.0%	382	0.0%
Total loans	$13,056	0.2%	$5,367	0.1%	$67	0.0%	$382	0.0%

	September 30, 2023
	Term extension		Payment delay
	Amortized	% of loan	Amortized	% of loan
	cost basis	class	cost basis	class
Commercial:
Commercial and industrial	$—	0.0%	$114	0.0%
Total commercial	—	0.0%	114	0.0%
Commercial real estate non-owner occupied:
Non-owner occupied	18,764	1.8%	—	0.0%
Total commercial real estate non-owner occupied	18,764	1.0%	—	0.0%
Residential real estate:
Senior lien	653	0.1%		0.0%
Total residential real estate	653	0.1%	—	0.0%
Total loans	$19,417	0.3%	$114	0.0%

The following schedules present, by loan class, the payment status of loans that have been modified in the last twelve months as of the dates presented on an amortized cost basis:

	September 30, 2024
	Current	30-89 days past due	Non-accrual
Commercial:
Commercial and industrial	$2,849	$7,621	$5,354
Owner occupied commercial real estate	1,664	—	—
Total commercial	4,513	7,621	5,354
Commercial real estate non-owner occupied:
Non-owner occupied	167	5,268	—
Total commercial real estate non-owner occupied	167	5,268	—
Residential real estate:
Senior lien	854	—	404
Junior lien	—	—	45
Total residential real estate	854	—	449
Total loans	$5,534	$12,889	$5,803

	September 30, 2023
	Current	30-89 days past due	Non-accrual
Commercial:
Commercial and industrial	$114	$—	$—
Total commercial	114	—	—
Commercial real estate non-owner occupied:
Non-owner occupied	5,292	—	13,472
Total commercial real estate non-owner occupied	5,292	—	13,472
Residential real estate:
Senior lien	653	—	—
Total residential real estate	653	—	—
Total loans	$6,059	$—	$13,472

Accrual of interest is resumed on loans that were previously on non-accrual only after the loan has performed sufficiently for a period of time. During the three months ended September 30, 2024, the Company had no TDMs that were modified within the past 12 months that defaulted on their modified terms. During the nine months ended September 30, 2024, the Company had two TDMs with amortized costs totaling $5.7 million that were modified within the past 12 months, utilizing a combination of a term extension and payment delays, that defaulted on their modified terms. During the nine months ended September 30, 2023, the Company had one TDM with an amortized cost totaling $13.5 million that was modified within the past twelve months, utilizing a term extension, that defaulted on its modified terms. For purposes of this disclosure, the Company considers “default” to mean 90 days or more past due on principal or interest. The allowance for credit losses related to TDMs on non-accrual status is determined by individual evaluation, including collateral adequacy, using the same process as loans on non-accrual status which are not classified as TDMs.

The following schedules present the financial effect of the modifications made to borrowers experiencing financial difficulty as of and for the periods indicated:

	As of and for the three months ended September 30, 2024		As of and for the nine months ended September 30, 2024
	Financial effect		Financial effect
	Payment delay	Combination - Interest rate reduction and Term extension	Term extension	Payment delay	Combination - Interest rate reduction and Term extension	Combination - Term extension and Payment delay
Commercial:
Commercial and industrial	Extended a weighted average of 0.5 years to the life of loans, which reduced monthly payment amounts		Extended a weighted average of 0.6 years to the life of loans, which reduced monthly payment amounts	Delayed payments for a weighted average of 0.5 years
Owner occupied commercial real estate				Delayed payments for a weighted average of 0.5 years
Commercial real estate non-owner occupied:
Non-owner occupied			Extended a weighted average of 0.9 years to the life of loans, which reduced monthly payment amounts
Residential real estate:
Senior lien				Delayed payments for a weighted average of 0.3 years	Reduced weighted average contractual interest rate by 1.5% and extended a weighted average of 11 years to the life of loans, which reduced monthly payment amounts	Extended a weighted average of 0.7 years to the life of loans, which reduced monthly payment amounts and delayed payments for a weighted average of 0.7 years
Junior lien		Reduced weighted average contractual interest rate by 1.1% and extended a weighted average of 10 years to the life of loans, which reduced monthly payment amounts			Reduced weighted average contractual interest rate by 1.1% and extended a weighted average of 10 years to the life of loans, which reduced monthly payment amounts

September 30, 2023
Financial effect
	Term extension	Payment delay	Combination - Interest rate reduction and Term extension
Commercial:
Commercial and industrial		Delayed payments for a weighted average of 0.2 years
Commercial real estate non-owner occupied:
Non-owner occupied	Extended a weighted average of 0.3 years to the life of loans, which reduced monthly payment amounts
Residential real estate:
Senior lien			Reduced weighted average contractual interest rate by 2.5% and extended a weighted average life of 30 years, which reduced monthly payment amounts

Note 6 Allowance for Credit Losses

The tables below detail the Company’s allowance for credit losses as of the dates shown:

	Three months ended September 30, 2024
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$48,910	$27,412	$19,759	$376	$96,457
Charge-offs	(2,930)	(293)	—	(282)	(3,505)
Recoveries	60	—	5	30	95
Provision expense for credit losses	210	937	636	217	2,000
Ending balance	$46,250	$28,056	$20,400	$341	$95,047

	Nine months ended September 30, 2024
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$45,304	$32,665	$19,550	$428	$97,947
Charge-offs	(2,954)	(4,715)	—	(718)	(8,387)
Recoveries	352	7	95	327	781
Provision expense for credit losses	3,548	99	755	304	4,706
Ending balance	$46,250	$28,056	$20,400	$341	$95,047

	Three months ended September 30, 2023
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$42,058	$30,768	$19,331	$424	$92,581
Charge-offs	(239)	—	—	(301)	(540)
Recoveries	241	1	7	31	280
Provision expense (release) for credit losses	3,231	(2,301)	(47)	242	1,125
Ending balance	$45,291	$28,468	$19,291	$396	$93,446

	Nine months ended September 30, 2023
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$37,608	$32,050	$19,306	$589	$89,553
Charge-offs	(242)	—	(46)	(930)	(1,218)
Recoveries	286	3	19	78	386
Provision expense (release) for credit losses	7,639	(3,585)	12	659	4,725
Ending balance	$45,291	$28,468	$19,291	$396	$93,446

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

The Company recorded a decrease in the allowance for credit losses of $1.4 million and $2.9 million during the three and nine months ended September 30, 2024, respectively, due to a decrease in specific reserves related to the resolution of non-performing loans. Net charge-offs on loans during the three and nine months ended September 30, 2024 were $3.4 million and $7.6 million, respectively.

The Company recorded an increase in the allowance for credit losses of $1.1 million and $4.7 million during the three and nine months ended September 30, 2023, respectively, driven by loan growth and higher reserve requirements. Net charge-offs on loans during the three and nine months ended September 30, 2023 were $0.3 million and $0.8 million, respectively.

The Company has elected to exclude AIR from the allowance for credit losses calculation. As of September 30, 2024 and December 31, 2023, AIR from loans totaled $45.7 million and $42.4 million, respectively.

Note 7 Other Real Estate Owned

A summary of the activity in other real estate owned (“OREO”) during the nine months ended September 30, 2024 and 2023 is as follows:

	For the nine months ended September 30,
	2024	2023
Beginning balance	$4,088	$3,731
Impairments	—	(55)
Sales	(2,656)	(260)
Ending balance	$1,432	$3,416

During the three and nine months ended September 30, 2024, the Company sold OREO properties with net book balances of $0.1 million and $2.7 million, respectively. During the three months ended September 30, 2023, the Company sold no OREO properties. During the nine months ended September 30, 2023, the Company sold OREO properties with net book balances of $0.3 million. Sales of OREO properties resulted in net OREO gains of zero and net OREO losses of $0.1 million, which were included within other non-interest expense in the consolidated statements of operations for the three and nine months ended September 30, 2024, respectively. During the nine months ended September 30, 2023, sales of OREO properties resulted in net OREO losses of $11 thousand.

Note 8 Goodwill and Intangible Assets

Goodwill and other intangible assets

In connection with our acquisitions, the Company’s goodwill was $306.0 million as of September 30, 2024. Goodwill is measured as the excess of the fair value of consideration paid over the fair value of net assets acquired. No goodwill impairment was recorded during the three or nine months ended September 30, 2024 or the year ended December 31, 2023.

The gross carrying amount of other intangible assets and the associated accumulated amortization at September 30, 2024 and December 31, 2023, are presented as follows:

	September 30, 2024			December 31, 2023
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
Core deposit intangible	$91,566	$(54,087)	$37,479	$91,566	$(50,095)	$41,471
Customer relationship intangible	17,000	(3,492)	13,508	17,000	(1,867)	15,133
Internally developed technology	2,300	(575)	1,725	2,300	(230)	2,070
Total	$110,866	$(58,154)	$52,712	$110,866	$(52,192)	$58,674

The Company is amortizing intangibles from acquisitions over a weighted average period of 9.8 years from the date of the respective acquisitions. The core deposit and customer relationship intangibles are being amortized over a weighted average period of 10 years, and the internally developed technology intangible is being amortized over a weighted average period of five years. The Company recognized other intangible assets amortization expense of $2.0 million and $6.0 million during the three and nine months ended

September 30, 2024, respectively. During the three and nine months ended September 30, 2023, the Company recognized other intangible assets amortization expense of $2.0 million and $5.4 million, respectively.

The following table shows the estimated future amortization expense during the next five years for other intangible assets as of September 30, 2024:

Years ending December 31,	Amount
For the three months ending December 31, 2024	$1,947
For the year ending December 31, 2025	7,786
For the year ending December 31, 2026	7,664
For the year ending December 31, 2027	7,542
For the year ending December 31, 2028	6,142

Servicing Rights

Mortgage servicing rights

Mortgage servicing rights (“MSRs”) represent rights to service loans originated by the Company and sold to government-sponsored enterprises including FHLMC, FNMA, GNMA and FHLB and are included in other assets in the consolidated statements of financial condition. Mortgage loans serviced for others were $0.5 billion and $0.5 billion at September 30, 2024 and 2023, respectively.

Below are the changes in the MSRs for the periods presented:

	For the nine months ended September 30,
	2024	2023
Beginning balance	$4,911	$9,162
Originations	258	993
Sales	—	(4,664)
(Impairment) recovery	(13)	66
Amortization	(356)	(675)
Ending balance	4,800	4,882
Fair value of mortgage servicing rights	$6,925	$7,514

During the third quarter of 2023, the Company sold rights to service loans totaling $486.7 million in unpaid principal balances from our mortgage servicing rights portfolio. As a result of the sale, the book value of our mortgage servicing rights intangible decreased $4.7 million and generated a gain of $1.1 million included in mortgage banking income in the consolidated statements of operations.

The fair value of MSRs was determined based upon a discounted cash flow analysis. The cash flow analysis included assumptions for discount rates and prepayment speeds. Discount rates ranged from 10.0% to 10.5% and the constant prepayment speed ranged from 6.9% to 17.6% for the September 30, 2024 valuation. The discount rate ranged from 10.0% to 10.5%, and the constant prepayment speed ranged from 6.0% to 10.6% for the September 30, 2023 valuation. Included in mortgage banking income in the consolidated statements of operations was servicing income of $0.3 million and $1.1 million for the three and nine months ended September 30, 2024, respectively, and $0.6 million and $1.9 million for the three and nine months ended September 30, 2023, respectively.

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

The following table shows the estimated future amortization expense during the next five years for the MSRs as of September 30, 2024:

Years ending December 31,	Amount
For the three months ending December 31, 2024	$141
For the year ending December 31, 2025	549
For the year ending December 31, 2026	484
For the year ending December 31, 2027	427
For the year ending December 31, 2028	377

SBA servicing asset

The SBA servicing asset represents the value associated with servicing small business real estate loans that have been sold to outside investors with servicing retained. The SBA servicing asset is evaluated and impairment is recognized to the extent fair value is less than the carrying amount. The Company evaluates impairment by stratifying the SBA servicing asset based on the predominant risk characteristics of the underlying loans, including loan type and loan term. The Company is amortizing the SBA servicing asset in proportion to and over the period of the estimated net servicing income of the underlying loans. The Company serviced $129.7 million and $108.8 million of SBA loans that have been sold into the secondary market, as of September 30, 2024 and December 31, 2023, respectively. For the three and nine months ended September 30, 2024, the Company recognized SBA servicing asset fee income totaling $0.1 million and $0.2 million. During the three and nine months ended September 30, 2023, the Company recognized SBA servicing asset fee income totaling $0.1 million and $0.7 million, respectively.

Below are the changes in the SBA servicing asset for the periods presented:

	For the nine months ended September 30,
	2024	2023
Beginning balance	$2,440	$2,666
Originations	952	325
Disposals	(440)	(321)
Recovery	103	153
Amortization	(177)	(104)
Ending balance	2,878	2,719
Fair value of mortgage servicing rights	$2,878	$2,719

The Company uses assumptions and estimates in determining the fair value of SBA loan servicing rights. These assumptions include prepayment speeds, discount rates, and other assumptions. The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge. For the nine months ended September 30, 2024 and 2023, the key assumptions used to determine the fair value of the Company’s SBA loan servicing rights included weighted average lifetime constant prepayment rates equal to 15.6% and 14.1%, respectively, and weighted average discount rates equal to 9.7% and 13.7%, respectively.

The following table shows the estimated future amortization expense during the next five years for the SBA servicing asset as of September 30, 2024:

Years ending December 31,	Amount
For the three months ending December 31, 2024	$259
For the year ending December 31, 2025	315
For the year ending December 31, 2026	277
For the year ending December 31, 2027	244
For the year ending December 31, 2028	214

Note 9 Borrowings

Borrowings consist of securities sold under agreements to repurchase, long-term debt and FHLB advances.

Securities sold under agreements to repurchase

The Company enters into repurchase agreements to facilitate the needs of its clients. As of September 30, 2024 and December 31, 2023, the Company sold securities under agreements to repurchase totaling $19.5 million and $19.6 million, respectively. The Company pledged mortgage-backed securities with a fair value of approximately $27.2 million and $30.4 million as of September 30, 2024 and December 31, 2023, respectively, for these agreements. The Company monitors collateral levels on a continuous basis and may be required to provide additional collateral based on the fair value of the underlying securities. As of September 30, 2024 and December 31, 2023, the Company had $7.7 million and $10.8 million, respectively, of excess collateral pledged for repurchase agreements.

Federal Home Loan Bank advances

As a member of the FHLB, the Banks have access to a line of credit and term financing from the FHLB with total available credit of $1.8 billion at September 30, 2024. The Company may utilize the FHLB line of credit as a funding mechanism for originated loans and loans held for sale. At September 30, 2024 and December 31, 2023, the Banks had zero and $340.0 million, respectively, of outstanding borrowings from the FHLB. The Banks may pledge investment securities and loans as collateral for FHLB advances. There were no investment securities pledged for FHLB advances at September 30, 2024 or December 31, 2023. Loans pledged were $2.6 billion at September 30, 2024 and December 31, 2023. The Company incurred $0.5 million and $3.8 million of interest expense related to FHLB advances and other short-term borrowings for the three and nine months ended September 30, 2024, respectively. During the three and nine months ended September 30, 2023, the Company incurred $4.4 million and $17.1 million, respectively, of interest expense related to FHLB advances and other short-term borrowings.

Long-term debt

The Company holds a subordinated note purchase agreement to issue and sell a fixed-to-floating rate note totaling $40.0 million. The balance on the note at September 30, 2024 and December 31, 2023, net of long-term debt issuance costs totaling $0.2 million, totaled $39.8 million. During the three and nine months ended September 30, 2024 and 2023, interest expense totaling $0.3 million and $0.9 million, respectively, was recorded in the consolidated statements of operations.

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

As part of the acquisition of Bank of Jackson Hole (“BOJH”) on October 1, 2022, the Company assumed three subordinated note purchase agreements to issue and sell fixed-to-floating rate notes totaling $15.0 million. The balance on the notes at September 30, 2024, net of the fair value adjustment from the acquisition of $0.3 million, totaled $14.7 million. At December 31, 2023, the balance on the notes, net of the fair value adjustment from the acquisition of $0.5 million, totaled $14.5 million. Interest expense related to the notes totaling $0.1 million and $0.4 million was recorded in the consolidated statements of operations during the three and nine months ended September 30, 2024, respectively. During the three and nine months ended September 30, 2023, interest expense related to the notes totaling $0.1 million and $0.4 million, respectively, was recorded in the consolidated statements of operations.

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

Under the Basel III requirements, at September 30, 2024 and December 31, 2023, the Company and the Banks met all capital requirements, including the capital conservation buffer of 2.5%. The Company and the Banks had regulatory capital ratios in excess of the levels established for well-capitalized institutions, as detailed in the tables below:

	September 30, 2024
			Required to be		Required to be
			well capitalized under		considered
			prompt corrective		adequately
	Actual		action provisions		capitalized(1)
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio:
Consolidated	10.4%	$1,013,938	N/A	N/A	4.0%	$388,587
NBH Bank	9.4%	912,857	5.0%	$483,925	4.0%	387,140
Bank of Jackson Hole Trust	30.4%	12,289	5.0%	2,022	4.0%	1,618
Common equity tier 1 risk based capital:
Consolidated	12.9%	$1,013,938	N/A	N/A	7.0%	$551,153
NBH Bank	11.7%	912,857	6.5%	$509,436	7.0%	548,623
Bank of Jackson Hole Trust	75.4%	12,289	6.5%	1,060	7.0%	1,141
Tier 1 risk based capital ratio:
Consolidated	12.9%	$1,013,938	N/A	N/A	8.5%	$669,257
NBH Bank	11.7%	912,857	8.0%	$626,998	8.5%	666,185
Bank of Jackson Hole Trust	75.4%	12,289	8.0%	1,304	8.5%	1,386
Total risk based capital ratio:
Consolidated	14.8%	$1,164,207	N/A	N/A	10.5%	$826,729
NBH Bank	12.9%	1,008,124	10.0%	$783,747	10.5%	822,934
Bank of Jackson Hole Trust	75.4%	12,291	10.0%	1,630	10.5%	1,712

	December 31, 2023
			Required to be		Required to be
			well capitalized under		considered
			prompt corrective		adequately
	Actual		action provisions		capitalized(1)
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio:
Consolidated	9.7%	$941,369	N/A	N/A	4.0%	$386,775
NBH Bank	8.9%	856,243	5.0%	$481,685	4.0%	385,348
Bank of Jackson Hole Trust	30.0%	11,609	5.0%	1,936	4.0%	1,549
Common equity tier 1 risk based capital:
Consolidated	11.9%	$941,369	N/A	N/A	7.0%	$554,325
NBH Bank	10.9%	856,243	6.5%	$512,408	7.0%	551,824
Bank of Jackson Hole Trust	71.2%	11,609	6.5%	1,059	7.0%	1,141
Tier 1 risk based capital ratio:
Consolidated	11.9%	$941,369	N/A	N/A	8.5%	$673,109
NBH Bank	10.9%	856,243	8.0%	$630,656	8.5%	670,072
Bank of Jackson Hole Trust	71.2%	11,609	8.0%	1,304	8.5%	1,385
Total risk based capital ratio:
Consolidated	13.8%	$1,092,800	N/A	N/A	10.5%	$831,487
NBH Bank	12.1%	952,674	10.0%	$788,319	10.5%	827,735
Bank of Jackson Hole Trust	71.2%	11,609	10.0%	1,629	10.5%	1,711

(1)	Includes the capital conservation buffer of 2.5%.

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

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of FASB ASC Topic 606 (“Topic 606”), and non-interest expense in-scope of Topic 606 for the three and nine months ended September 30, 2024 and 2023:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Non-interest income
In-scope of Topic 606:
Service charges and other account-related fees	$5,790	$6,819	$16,251	$18,356
Bank card fees	4,832	4,993	14,292	14,721
Other non-interest income	1,442	1,167	4,216	3,386
Non-interest income (in-scope of Topic 606)	12,064	12,979	34,759	36,463
Non-interest income (out-of-scope of Topic 606)	6,325	6,386	15,353	11,390
Total non-interest income	$18,389	$19,365	$50,112	$47,853
Non-interest expense
In-scope of Topic 606:
Other non-interest expense	$48	$—	$(144)	$(11)
Total revenue in-scope of Topic 606	$12,112	$12,979	$34,615	$36,452

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

As of September 30, 2024, the aggregate number of Class A common stock available for issuance under the 2023 Plan is 978,738 shares. Any shares subject to awards under the 2023 Plan will be counted against the amount available for issuance as one share for every one share granted. The 2023 Plan provides for recycling of shares from both the Prior Plan and the 2023 Plan, the terms of which are further described in the Company's Proxy Statement for its 2024 Annual Meeting of Shareholders. Upon an option exercise, it is the Company’s policy to issue shares from treasury stock.

To date, the Company has issued stock options, restricted stock and performance stock units under the Prior Plan and 2023 Plan. The Compensation Committee sets the option exercise price at the time of grant, but in no case is the exercise price less than the fair market value of a share of stock at the date of grant.

During 2023, the Compensation Committee approved the adoption of the 2023 Equity Unit Incentive Plan (the “2UniFi Plan”), an equity incentive plan with respect to class B units of 2Unifi, LLC, a wholly owned subsidiary of the Company. The 2UniFi Plan provides for the grant of up to 200,000 Class B Units (intended to be in the form of profit interests) to the employees and other service providers of 2UniFi and its affiliates, including the named executive officers of the Company. The 2UniFi Plan is administered by the Managing Member Board of 2UniFi and any grant of Class B units to an executive officer of the Company is subject to the approval of NBHC’s Compensation Committee. As of September 30, 2024 and December 31, 2023, the Managing Member Board had granted 122,000 and 112,000 units, respectively. The awards vest over a 5 year period with 50% of the awards vesting on the third anniversary of the grant date, and 25% vesting on the fourth and fifth anniversary of the grant date, respectively. At September 30, 2024, there was $0.1 million of total unrecognized compensation cost related to non-vested units under the plan.

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

The following table summarizes stock option activity for the nine months ended September 30, 2024:

			Weighted
			average
		Weighted	remaining
		average	contractual	Aggregate
		exercise	term in	intrinsic
	Options	price	years	value
Outstanding at December 31, 2023	755,546	$30.95	5.79	$5,270
Granted	—	—
Exercised	(123,954)	22.26
Forfeited	(6,477)	37.33
Outstanding at September 30, 2024	625,115	32.60	5.55	5,972
Options exercisable at September 30, 2024	529,552	32.00	5.07	5,360
Options vested and expected to vest	617,974	32.57	5.52	5,921

Stock option expense is a component of salaries and benefits expense in the consolidated statements of operations and totaled $0.1 million and $0.3 million for the three and nine months ended September 30, 2024, respectively, and $0.1 million and $0.8 million for the three and nine months ended September 30, 2023, respectively. At September 30, 2024, there was $0.2 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. The cost is expected to be recognized over a weighted average period of 1.4 years.

Restricted stock awards

The Company issues primarily time-based restricted stock awards that vest over a range of a 1-3 year period. Restricted stock with time-based vesting was valued at the fair value of the shares on the date of grant as they are assumed to be held beyond the vesting period.

Performance stock units

The Company grants performance stock units (“PSU”) which represent initial target awards and do not reflect potential increases or decreases resulting from the final performance results, which are to be determined at the end of the three-year performance period (vesting date). The actual number of shares to be awarded at the end of the performance period will range from 0% - 150% of the initial target awards. For PSU components granted in 2024, one-third of the award is based on the Company’s cumulative earnings per share (EPS target), one-third is based on the Company’s relative return on tangible assets (“ROTA”), and one-third is based on the

Company’s cumulative total shareholder return (“TSR”) during the performance period. On the vesting date, the Company’s annual ROTA will be compared to the respective ROTAs of companies comprising the S&P 600 Regional Banks group. The Company’s ranking will be averaged over the measurement period to determine the shares awarded. The fair value of the ROTA award was determined based on the closing stock price of the Company’s common stock on the grant date. On the vesting date, the Company’s TSR will be compared to the respective TSRs of the companies comprising the S&P 600 Regional Banks group at the grant date to determine the shares awarded. The fair value of the TSR target portion of the award was determined using a Monte Carlo Simulation at the grant date. The fair value of the EPS target portion of the award was determined based on the closing stock price of the Company’s common stock on the grant date.

The weighted-average grant date fair value per unit for the awards granted during the nine months ended September 30, 2024 of the EPS target portion, ROTA target portion and TSR target portion were $35.41, $35.41, and $34.91, respectively. The initial weighted-average performance price for the TSR target portion granted during 2024 was $36.72. During the nine months ended September 30, 2024, the Company canceled 530 units due to final performance results related to performance stock units granted in 2021.

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

The following table summarizes restricted stock and performance stock unit activity during the nine months ended September 30, 2024:

		Weighted		Weighted
	Restricted	average grant-	Performance	average grant-
	stock shares	date fair value	stock units	date fair value
Unvested at December 31, 2023	240,584	$34.47	171,782	$34.56
Granted	183,723	35.31	79,254	35.24
Adjustment due to performance	—	—	(530)	35.75
Vested	(88,311)	35.83	(46,490)	37.82
Forfeited	(18,874)	36.28	(3,616)	32.62
Unvested at September 30, 2024	317,122	$34.47	200,400	$34.30

As of September 30, 2024, the total unrecognized compensation cost related to the non-vested restricted stock awards and performance stock units totaled $6.5 million and $3.9 million, respectively, and is expected to be recognized over a weighted average period of approximately 2.1 years and 2.0 years, respectively. Expense related to non-vested restricted stock awards totaled $1.4 million and $3.8 million during the three and nine months ended September 30, 2024, respectively, and $1.2 million and $3.2 million during the three and nine months ended September 30, 2023, respectively. Expense related to non-vested performance stock units totaled $0.6 million and $1.6 million during the three and nine months ended September 30, 2024, respectively, and $0.4 million and $1.3 million during the three and nine months ended September 30, 2023, respectively. Expense related to non-vested restricted stock awards and units is a component of salaries and benefits expense in the Company’s consolidated statements of operations.

Employee stock purchase plan

The 2014 Employee Stock Purchase Plan (“ESPP”) is intended to be a qualified plan within the meaning of Section 423 of the Internal Revenue Code of 1986 and allows eligible employees to purchase shares of common stock through payroll deductions up to a limit of $25,000 per calendar year and 2,000 shares per offering period. The price an employee pays for shares is 90.0% of the fair market value of Company common stock on the last day of the offering period. The offering periods are the six-month periods commencing on March 1 and September 1 of each year and ending on August 31 and February 28 (or February 29 in the case of a leap year) of each year. There are no vesting or other restrictions on the stock purchased by employees under the ESPP. Under the ESPP, the total number of shares of common stock reserved for issuance totaled 400,000 shares, of which 214,530 was available for issuance at September 30, 2024.

Under the ESPP, employees purchased 21,389 shares and 26,563 shares during the nine months ended September 30, 2024 and 2023, respectively.

Note 13 Common Stock

The Company had 37,988,364 and 37,784,851 shares of Class A common stock outstanding at September 30, 2024 and December 31, 2023, respectively. Additionally, the Company had 317,122 and 240,584 shares outstanding at September 30, 2024 and December 31, 2023, respectively, of restricted Class A common stock issued but not yet vested under the 2023 Omnibus Incentive Plan that are not included in shares outstanding until such time that they are vested; however, these shares do have voting and certain dividend rights during the vesting period.

On May 9, 2023, the Company’s Board of Directors authorized a program to repurchase up to $50.0 million of the Company’s stock from time to time in either the open market or through privately negotiated transactions. The remaining authorization under the current program as of September 30, 2024 was $50.0 million.

Note 14 Earnings Per Share

The Company calculates earnings per share under the two-class method, as certain non-vested share awards contain non-forfeitable rights to dividends. As such, these awards are considered securities that participate in the earnings of the Company. Non-vested shares are discussed further in note 12.

The Company had 37,988,364 and 37,739,776 shares of Class A common stock outstanding as of September 30, 2024 and 2023, respectively, exclusive of issued non-vested restricted shares. Certain stock options and non-vested restricted shares are potentially dilutive securities, but are not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive for the three and nine months ended September 30, 2024 and 2023.

The following table illustrates the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2024 and 2023:

	For the three months ended		For the nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net income	$33,105	$36,087	$90,631	$108,927
Less: income allocated to participating securities	(89)	(68)	(242)	(179)
Income allocated to common shareholders	$33,016	$36,019	$90,389	$108,748
Weighted average shares outstanding for basic earnings per common share	38,277,042	37,990,659	38,173,469	37,911,896
Dilutive effect of equity awards	218,049	143,679	194,542	182,014
Weighted average shares outstanding for diluted earnings per common share	38,495,091	38,134,338	38,368,011	38,093,910
Basic earnings per share	$0.86	$0.95	$2.37	$2.87
Diluted earnings per share	0.86	0.94	2.36	2.85

The Company had 625,115 and 811,245 outstanding stock options to purchase common stock at weighted average exercise prices of $32.60 and $30.34 per share at September 30, 2024 and 2023, respectively, which have time-vesting criteria, and as such, any dilution is derived only for the timeframe in which the vesting criteria had been met and where the inclusion of those stock options is dilutive. The Company had 517,522 and 435,674 unvested restricted shares and performance stock units issued as of September 30, 2024 and 2023, respectively, which have performance, market and/or time-vesting criteria, and as such, any dilution is derived only for the timeframe in which the vesting criteria had been met and where the inclusion of those restricted shares and units is dilutive.

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

Fair values of derivative instruments on the balance sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the consolidated statements of financial condition as of September 30, 2024 and December 31, 2023. Information about the valuation methods used to measure fair value is provided in note 17.

		Asset derivatives fair value			Liability derivatives fair value
	Balance Sheet	September 30,	December 31,	Balance Sheet	September 30,	December 31,
	location	2024	2023	location	2024	2023
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$21,781	$28,928	Other liabilities	$4,688	$3,400
Total derivatives designated as hedging instruments		$21,781	$28,928		$4,688	$3,400

Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$8,678	$8,480	Other liabilities	$8,689	$8,484
Interest rate lock commitments	Other assets	603	287	Other liabilities	3	5
Forward contracts	Other assets	37	—	Other liabilities	71	110
Total derivatives not designated as hedging instruments		$9,318	$8,767		$8,763	$8,599

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

For derivatives that qualify and are designated as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest income in the same periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis. The earnings recognition of excluded components is included in interest income. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income as interest payments are received on the Company’s variable-rate assets. As of September 30, 2024, the Company had cash flow hedges with a notional amount of $200.0 million. The Company expects to reclassify $1.0 million from accumulated other comprehensive income (loss) (“AOCI”) as a reduction to interest income during the next 12 months.

Fair value hedges

Interest rate swaps designated as fair value hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of September 30, 2024, the Company had interest rate swaps with a notional amount of $355.6 million, which were designated as fair value hedges of interest rate risk. As of December 31, 2023, the Company had interest rate swaps with a notional amount of $351.0 million that were designated as fair value hedges. These interest rate swaps were associated with $470.0 million and $469.4 million of the Company’s fixed-rate loans as of September 30, 2024 and December 31, 2023, respectively, including a loss of $16.1 million and a gain of $22.6 million from the fair value hedge adjustment in the carrying amount. The loss is included in loans receivable in the statements of financial condition as of September 30, 2024 and December 31, 2023, respectively. Fair value hedge adjustments included basis adjustments on terminated positions to be amortized through the contractual maturity date of each respective hedged item. Excluding those terminated positions, the fair value hedge adjustments consisted of losses totaling $18.8 million and gains totaling $25.7 million as of September 30, 2024 and December 31, 2023, respectively.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives.

Non-designated hedges

Derivatives not designated as hedges are not speculative and consist of interest rate swaps with commercial banking clients that facilitate their respective risk management strategies. Interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the client swaps and the offsetting swaps are recognized directly in earnings. As of September 30, 2024 and December 31, 2023, the Company had matched interest rate swap transactions with an aggregate notional amount of $544.7 million and $464.9 million, respectively, related to this program. Derivative fee income from non-designated hedges totaled $0.3 million and $1.2 million for the three and nine months ended September 30, 2024, respectively. During the three and nine months ended September 30, 2023, derivative fee income from non-designated hedges totaled $0.4 million and $0.7 million, respectively.

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

The Company had interest rate lock commitments with a notional value of $39.0 million and forward contracts with a notional value of $39.7 million at September 30, 2024. At December 31, 2023, the Company had interest rate lock commitments with a notional value of $13.8 million and forward contracts with a notional value of $17.7 million.

Effect of derivative instruments on the consolidated statements of operations and accumulated other comprehensive income

The tables below present the effect of the Company’s derivative financial instruments in the consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023:

	Location of gain (loss)	Amount of (loss) gain recognized in income on derivatives
	recognized in income on	For the three months ended September 30,		For the nine months ended September 30,
Derivatives in hedging relationships	derivatives	2024	2023	2024	2023
Interest rate products	Interest and fees on loans	$(12,000)	$13,005	$(479)	$16,855

	Location of gain (loss)	Amount of gain (loss) recognized in income on hedged items
	recognized in income on	For the three months ended September 30,		For the nine months ended September 30,
Hedged items	hedged items	2024	2023	2024	2023
Interest rate products	Interest and fees on loans	$13,945	$(10,255)	$6,451	$(9,940)

	Location of gain (loss)	Amount of gain recognized in income on derivatives
Derivatives not designated	recognized in income on	For the three months ended September 30,		For the nine months ended September 30,
as hedging instruments	derivatives	2024	2023	2024	2023
Interest rate products	Other non-interest expense	$(6)	$(33)	$(6)	$(32)
Interest rate lock commitments	Mortgage banking income	188	30	459	73
Forward contracts	Mortgage banking income	(48)	49	77	74
Total		$134	$46	$530	$115

The tables below present the effect of cash flow hedge accounting on AOCI as of the dates presented.

	For the three months ended September 30, 2024
	Gain recognized in OCI on derivatives	Gain recognized in OCI included component	Gain recognized in OCI excluded component	Location of loss recognized from AOCI into income	Loss reclassified from AOCI into income	Loss reclassified from AOCI into income included component	Loss reclassified from AOCI into income excluded component
Derivatives in cash flow hedging relationships:
Interest rate products	$1,011	$890	$121	Interest income	$(548)	$(429)	$(119)

	For the nine months ended September 30, 2024
	Loss recognized in OCI on derivatives	Loss recognized in OCI included component	Loss recognized in OCI excluded component	Location of loss recognized from AOCI into income	Loss reclassified from AOCI into income	Loss reclassified from AOCI into income included component	Loss reclassified from AOCI into income excluded component
Derivatives in cash flow hedging relationships:
Interest rate products	$(824)	$(368)	$(456)	Interest income	$(1,575)	$(1,220)	$(355)

	For the three months ended September 30, 2023
	Loss recognized in OCI on derivatives	Loss recognized in OCI included component	Loss recognized in OCI excluded component	Location of loss recognized from AOCI into income	Loss reclassified from AOCI into income	Loss reclassified from AOCI into income included component	Loss reclassified from AOCI into income excluded component
Derivatives in cash flow hedging relationships:
Interest rate products	$(1,122)	$(818)	$(304)	Interest income	$(493)	$(374)	$(119)

	For the nine months ended September 30, 2023
	Loss recognized in OCI on derivatives	Loss recognized in OCI included component	Loss recognized in OCI excluded component	Location of loss recognized from AOCI into income	Loss reclassified from AOCI into income	Loss reclassified from AOCI into income included component	Loss reclassified from AOCI into income excluded component
Derivatives in cash flow hedging relationships:
Interest rate products	$(2,773)	$(2,254)	$(519)	Interest income	$(1,158)	$(821)	$(337)

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

As of September 30, 2024, the termination value of derivatives in a net liability position related to these agreements was zero. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and, as of September 30, 2024, the Company had met these thresholds. If the Company had breached any of these provisions at September 30, 2024, it could have been required to settle its obligations under the agreements at the termination value.

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

Total unfunded commitments at September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024	December 31, 2023
Commitments to fund loans	$687,659	$724,928
Credit card lines of credit	3,389	6,278
Unfunded commitments under lines of credit	778,093	890,530
Commercial and standby letters of credit	14,249	13,029
Total unfunded commitments	$1,483,390	$1,634,765

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

Contingencies

Mortgage loans sold to investors may be subject to repurchase or indemnification in the event of specific default by the borrower or subsequent discovery that underwriting standards were not met. The Company established a reserve liability for expected losses related to these representations and warranties based upon management’s evaluation of actual and historic loss history, delinquency trends or other documentation or deficiency findings in the portfolio and economic conditions. Charges against the reserve during the three and nine months ended September 30, 2024 totaling $20 thousand and $56 thousand, respectively, were primarily driven by early payoffs and repurchases. Charges against the reserve during the three and nine months ended September 30, 2023 totaling $47 thousand and $134 thousand, respectively, were primarily driven by early payoffs and repurchases. The repurchase reserve is included in other liabilities in the consolidated statements of financial condition.

The following table summarizes mortgage repurchase reserve activity for the periods presented:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Beginning balance	$1,089	$1,315	$1,198	$1,725
Provision released from operating expense, net	—	—	(73)	(323)
Charge-offs	(20)	(47)	(56)	(134)
Ending balance	$1,069	$1,268	$1,069	$1,268

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

Changes in the valuation inputs used for measuring the fair value of financial instruments may occur due to changes in current market conditions or other factors. Such changes may necessitate a transfer of the financial instruments to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfer occurs. During the nine months ended September 30, 2024 and 2023, there were no transfers of financial instruments between the hierarchy levels.

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

Mortgage banking derivatives—The Company relies on a third-party pricing service to value its mortgage banking derivative financial assets and liabilities, which the Company classifies as a level 3 valuation. The external valuation model to estimate the fair value of its interest rate lock commitments to originate residential mortgage loans held for sale includes grouping the interest rate lock commitments by interest rate and terms, applying an average 84.0% estimated pull-through rate based on historical experience, and then multiplying by quoted investor prices determined to be reasonably applicable to the loan commitment groups based on interest rate, terms and rate lock expiration dates of the loan commitment groups. The Company also relies on an external valuation model to estimate the fair value of its forward commitments to sell residential mortgage loans (i.e., an estimate of what the Company would receive or pay to terminate the forward delivery contract based on market prices for similar financial instruments), which includes matching specific terms and maturities of the forward commitments against applicable investor pricing.

The tables below present the financial instruments measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 in the consolidated statements of financial condition utilizing the hierarchy structure described above:

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale
U.S. Treasuries	$49,190	$—	$—	$49,190
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	—	196,530	—	196,530
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	—	460,496	—	460,496
Municipal securities	—	80	—	80
Corporate debt	—	1,962	—	1,962
Loans held for sale	—	16,765	—	16,765
Interest rate swap derivatives	—	30,459	—	30,459
Mortgage banking derivatives	—	—	640	640
Total assets at fair value	$49,190	$706,292	$640	$756,122
Liabilities:
Interest rate swap derivatives	$—	$13,377	$—	$13,377
Mortgage banking derivatives	—	—	74	74
Total liabilities at fair value	$—	$13,377	$74	$13,451

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale
U.S. Treasuries	$73,044	$—	$—	$73,044
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	—	201,809	—	201,809
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	—	351,242	—	351,242
Municipal securities	—	79	—	79
Corporate debt	—	1,843	—	1,843
Loans held for sale	—	18,854	—	18,854
Interest rate swap derivatives	—	37,408	—	37,408
Mortgage banking derivatives	—	—	287	287
Total assets at fair value	$73,044	$611,235	$287	$684,566
Liabilities:
Interest rate swap derivatives	$—	$15,284	$—	$15,284
Mortgage banking derivatives	—	—	115	115
Total liabilities at fair value	$—	$15,284	$115	$15,399

The table below details the changes in level 3 financial instruments during the nine months ended September 30, 2024:

Mortgage banking
derivatives, net
Balance at December 31, 2023	$172
Gain included in earnings, net	536
Fees and costs included in earnings, net	(142)
Balance at September 30, 2024	$566

Fair Value of Financial Instruments Measured on a Non-recurring Basis

Certain assets may be recorded at fair value on a non-recurring basis as conditions warrant. These non-recurring fair value measurements typically result from the application of lower of cost or fair value accounting or a write-down occurring during the period.

Individually evaluated loans—The Company records individually evaluated loans based on the fair value of the collateral when it is probable that the Company will be unable to collect all contractual amounts due in accordance with the terms of the loan agreement. The Company relies on third-party appraisals and internal assessments, utilizing a discount rate in the range of 6% - 32% with a weighted average discount rate of 11.9%, in determining the estimated fair values of these loans. The inputs used to determine the fair values of loans are considered level 3 inputs in the fair value hierarchy. At September 30, 2024, the Company recorded a specific reserve of $4.7 million related to 11 loans with a carrying balance of $19.5 million. At September 30, 2023, the Company recorded a specific reserve of $6.1 million related to nine loans with a carrying balance of $22.1 million.

OREO—OREO is recorded at the fair value of the collateral less estimated selling costs using a range of 6% to 10% with a weighted average discount rate of 6.0%. The estimated fair values of OREO are updated periodically and further write-downs may be taken to reflect a new basis. During the nine months ended September 30, 2024, there was no OREO impairment. The Company recognized $55 thousand of OREO impairment during the nine months ended September 30, 2023. The fair values of OREO are derived from third-party price opinions or appraisals that generally use an income approach or a market value approach. If reasonable comparable appraisals are not available, the Company may use internally developed models to determine fair values. The inputs used to determine the fair value of OREO properties are considered level 3 inputs in the fair value hierarchy.

Mortgage servicing rights—MSRs represent the value associated with servicing residential real estate loans that have been sold to outside investors with servicing retained. The fair value for servicing assets is determined through discounted cash flow analysis and utilizes a discount rate and weighted average rate ranging from 10.0% to 10.5% at September 30, 2024 and prepayment speed assumption ranges of 6.9% to 17.6% with a weighted average rate of 7.1% at September 30, 2024. The weighted average MSRs are subject to impairment testing. The carrying values of these MSRs are reviewed quarterly for impairment based upon the calculation of fair value. For purposes of measuring impairment, the MSRs are stratified into certain risk characteristics including note type and note term. If the valuation model reflects a value less than the carrying value, MSRs are adjusted to fair value through a valuation allowance and the adjustment is included in mortgage banking income in the consolidated statements of operations. During the nine months ended September 30, 2024 and 2023, the Company recorded impairments totaling $13 thousand and recoveries totaling $66 thousand, respectively. The inputs used to determine the fair values of MSRs are considered level 3 inputs in the fair value hierarchy.

SBA servicing asset— The SBA servicing asset represents the value associated with servicing small business real estate loans that have been sold to outside investors with servicing retained. The fair value for the SBA servicing asset is determined through a discounted cash flow analysis and utilizes a weighted average discount rate of 9.7% and a weighted average lifetime constant prepayment rate of 15.6%. The SBA servicing asset is amortized over the period of the estimated future net servicing life of the underlying assets, and it is evaluated quarterly for impairment based upon the fair value of the rights as compared to their amortized cost. Impairment is recognized on the income statement to the extent the fair value is less than the capitalized amount of the SBA servicing asset. The Company recorded no impairment for the nine months ended September 30, 2024 or 2023.

The Company may be required to record fair value adjustments on other available-for-sale and municipal securities valued at par on a non-recurring basis.

The tables below provide information regarding losses from assets recorded at fair value on a non-recurring basis during the nine months ended September 30, 2024 and 2023:

	September 30, 2024
	Total	Losses from fair value changes
Individually evaluated loans	$43,684	$8,387
Mortgage servicing rights	4,800	13
Total	$48,484	$8,400

	September 30, 2023
	Total	Losses from fair value changes
Individually evaluated loans	$42,642	$1,218
Other real estate owned	3,416	55
Premises and equipment	13,169	244
Total	$59,227	$1,517

The Company did not record any liabilities measured at fair value on a non-recurring basis during the nine months ended September 30, 2024 or 2023.

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

The fair value of financial instruments at September 30, 2024 and December 31, 2023 are set forth below:

	Level in fair value	September 30, 2024		December 31, 2023
	measurement	Carrying	Estimated	Carrying	Estimated
	hierarchy	amount	fair value	amount	fair value
ASSETS
Cash and cash equivalents	Level 1	$180,796	$180,796	$190,826	$190,826
U.S. Treasury securities - AFS	Level 1	49,190	49,190	73,044	73,044
U.S. Treasury securities - HTM	Level 1	49,563	49,157	49,338	48,334
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises available-for-sale	Level 2	196,530	196,530	201,809	201,809
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises available-for-sale	Level 2	460,496	460,496	351,242	351,242
Municipal securities available-for-sale	Level 2	80	80	79	79
Corporate debt available-for-sale	Level 2	1,962	1,962	1,843	1,843
Other available-for-sale securities	Level 3	729	729	812	812
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises held-to-maturity	Level 2	270,518	242,837	299,337	265,011
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises held-to-maturity	Level 2	218,076	178,780	236,377	190,983
FHLB and FRB stock	Level 2	24,629	24,629	40,890	40,890
Loans receivable	Level 3	7,714,495	7,678,735	7,698,758	7,411,687
Loans held for sale	Level 2	16,765	16,765	18,854	18,854
Accrued interest receivable	Level 2	49,025	49,025	44,944	44,944
Interest rate swap derivatives	Level 2	30,459	30,459	37,408	37,408
Mortgage banking derivatives	Level 3	640	640	287	287
LIABILITIES
Deposit transaction accounts	Level 2	7,444,679	7,444,679	7,208,421	7,208,421
Time deposits	Level 2	1,052,449	1,048,454	981,970	972,793
Securities sold under agreements to repurchase	Level 2	19,517	19,517	19,627	19,627
Long-term debt	Level 2	55,000	52,592	55,000	43,760
Federal Home Loan Bank advances	Level 2	—	—	340,000	340,000
Accrued interest payable	Level 2	18,044	18,044	12,239	12,239
Interest rate swap derivatives	Level 2	13,377	13,377	15,284	15,284
Mortgage banking derivatives	Level 3	74	74	115	115

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

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management's discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes as of and for the three and nine months ended September 30, 2024, and with our annual report on Form 10-K (file number 001-35654), which includes our audited consolidated financial statements and related notes as of and for the years ended December 31, 2023, 2022 and 2021. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that may cause actual results to differ materially from management's expectations. Factors that could cause such differences are discussed in the section entitled “Cautionary Note Regarding Forward-Looking Statements” located elsewhere in this quarterly report and in Item 1A“Risk Factors” in the annual report on Form 10-K, referenced above, and should be read herewith.

All amounts are in thousands, except share and per share data, or as otherwise noted.

Overview

Our focus is on building relationships by creating a win-win scenario for our clients and our Company. We believe in providing solutions and services to our clients that are based on fairness and simplicity. We have established a solid financial services franchise with a sizable presence for deposit gathering and building client relationships necessary for growth. We have executed on strategic acquisition opportunities to expand our presence in attractive markets and to diversify our revenue streams. Additionally, we are innovating and building strategic fintech partnerships with the goal of delivering a comprehensive digital financial ecosystem for our clients. We are focused on providing small and medium-sized businesses with alternative digital access to address borrowing, depository and cash management needs, while also providing information management and access to digital payment tools, under the safety of a regulated bank. We believe that our established presence in our core markets of Colorado, the greater Kansas City region, Utah, Wyoming, Texas, New Mexico and Idaho, as well as our ongoing investment in digital solutions and strategic acquisitions position us well for growth opportunities. As of September 30, 2024, we had $9.9 billion in assets, $7.7 billion in loans, $8.5 billion in deposits, $1.3 billion in equity and $967.7 million in assets under management in our trust and wealth management business.

Operating Highlights

Profitability and returns

●

Net income totaled $90.6 million, or $2.36 per diluted share, for the nine months ended September 30, 2024, compared to net income of $108.9 million, or $2.85 per diluted share, for the nine months ended September 30, 2023. The decrease during the nine months ended September 30, 2024 compared to the same period during the prior year was largely driven by lower net interest income due to an increase in cost of funds outpacing the increase in interest income. Partially offsetting this decrease was a 4.7% increase in non-interest income driven by our diversified sources of fee revenue.

●	The return on average tangible assets was 1.33% for the nine months ended September 30, 2024, compared to 1.61% for the nine months ended September 30, 2023.
●	The return on average tangible common equity was 14.14% for the nine months ended September 30, 2024, compared to 18.81% for the nine months ended September 30, 2023.

   Strategic execution

●

Continued to invest in digital solutions for our clients through our financial eco-system, 2UniFi, for small and medium-sized businesses that we believe will increase access to financial services while reducing the costs of banking services.

●

The Company’s balance sheet funding mix improved during the nine months ended September 30, 2024, and the Company utilized funding provided by deposit growth to pay down Federal Home Loan Bank advances from $340.0 million at December 31, 2023 to zero at September 30, 2024.

   Loan portfolio

●	Loans totaled $7.7 billion at September 30, 2024 and December 31, 2023.

●

Generated loan fundings totaling $1.1 billion, during the nine months ended September 30, 2024, with a weighted average new loan origination rate of 8.5%. Commercial and industrial loan fundings totaled $0.4 billion with a weighted average new loan origination rate of 8.4%.

●

Maintained a conservatively structured loan portfolio represented by diverse industries and concentrations with industry sector concentrations at 15% or less of total loans and all concentration levels remain well below our self-imposed limits.

●	Non-owner occupied CRE loans were 157.5% of the Company’s risk based capital, or 23.8% of total loans, and no specific property type comprised more than 10.0% of total loans at September 30, 2024.
●	The Company maintains very little exposure to non-owner occupied CRE retail properties and office properties, comprising 2.0% and 1.3% of total loans, respectively, at September 30, 2024.
●	Multifamily loans totaled $335.7 million, or 4.4% of total loans at September 30, 2024.
●	We do not originate high-dollar non-amortizing or balloon payment mortgage loans to our clients.

   Credit quality

●	Allowance for credit losses totaled 1.23% of total loans at September 30, 2024, compared to 1.27% at December 31, 2023.
●	The Company recorded provision expense for credit losses totaling $4.8 million and $3.7 million during the nine months ended September 30, 2024 and 2023, respectively.
●

Credit quality remained strong, as non-performing loans (comprised of non-accrual loans and non-accrual modified loans) totaled 0.31% of total loans at September 30, 2024, compared to 0.37% at December 31, 2023. Non-performing assets to total loans and OREO improved 10 basis points to 0.32% at September 30, 2024, compared to 0.42% at December 31, 2023.

●

Net charge-offs of $7.6 million and $0.8 million were recorded during the nine months ended September 30, 2024 and 2023, respectively. Annualized net charge-offs to average total loans totaled 0.13% and 0.02% for the nine months ended September 30, 2024 and 2023, respectively.

   Client deposit funded balance sheet

.9
●	Average total deposits for the nine months ended September 30, 2024 increased 5.3% to $8.3 billion, compared to $7.9 billion for the nine months ended September 30, 2023.
●	Average transaction deposits for the nine months ended September 30, 2024 increased 5.3% to $7.3 billion, compared to $6.9 billion for the nine months ended September 30, 2023.
●	The mix of transaction deposits to total deposits was 87.8% at September 30, 2024 and 2023.
●	Cost of deposits totaled 2.27% for the nine months ended September 30, 2024, compared to 1.18% for the nine months ended September 30, 2023.
●	Approximately 78% of our deposits were FDIC insured as of September 30, 2024.

   Liquidity

.9
●	On-balance sheet liquidity totaled $654.6 million as of September 30, 2024 and was comprised of $180.8 million of cash and $473.8 million of unencumbered investments.
●

Liquidity is monitored and managed to ensure that sufficient funds are available on-demand to meet our business needs. At September 30, 2024, the Company’s available secured and committed borrowing capacity at the FHLB and Federal Reserve totaled $2.7 billion. The Company also accesses a variety of other short-term and long-term unsecured funding sources, which includes access to Cambr platform deposits, multiple brokered deposit platform options and lines of credit.

●

Our investment securities portfolio has a short average duration and is largely backed by U.S government or government sponsored entities giving us confidence that we will not realize material losses. Regarding the fair value of investment securities, our accumulated other comprehensive loss does not have a material impact on our capital position. Our tangible common equity capital ratio, which includes accumulated other comprehensive loss, totaled 9.8% as of September 30, 2024, compared to 9.0% as of December 31, 2023.

   Revenues

●	Fully taxable equivalent (“FTE”) net interest income totaled $260.5 million during the nine months ended September 30, 2024, compared to $276.9 million during the nine months ended September 30, 2023.
●

The FTE net interest margin narrowed 32 basis points to 3.80% for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The yield on earning assets increased 51 basis points, led by a 57 basis point increase in the loan portfolio yield. The cost of funds totaled 2.31% for the nine months ended September 30, 2024, compared to 1.40% during the nine months ended September 30, 2023.
●

Non-interest income increased 4.7% to $50.1 million during the nine months ended September 30, 2024, compared to $47.9 million for the nine months ended September 30, 2023, driven by increases from our diversified sources of fee revenue including gains on SBA loan sales, trust income, Cambr income and treasury management fees. Mortgage banking income decreased $2.7 million during the nine months ended September 30, 2024, compared to the same period in the prior year as the sustained higher-interest rate environment has lowered mortgage volume.

   Expenses

●

Non-interest expense totaled $190.1 million during the nine months ended September 30, 2024, representing an increase of $10.2 million, or 5.7%, compared to the nine months ended September 30, 2023, largely due to ongoing investments in technology. Salaries and benefits increased $7.6 million, occupancy and equipment increased $2.4 million and data processing increased $2.3 million. Other intangible assets amortization increased $0.6 million due to our Cambr acquisition in April of 2023. These increases were partially offset by a decrease of $2.5 million in professional fees.

●

The FTE efficiency ratio, excluding other intangible assets amortization, during the nine months ended September 30, 2024 totaled 59.28%, compared to 53.74% during the nine months ended September 30, 2023.

●

Income tax expense totaled $19.9 million during the nine months ended September 30, 2024, compared to $27.8 million during the nine months ended September 30, 2023 driven by lower pre-tax income. The effective tax rate for the nine months ended September 30, 2024 was 18.0%, compared to 19.1% for the full year 2023.

   Strong capital position

●

Capital ratios continue to be strong and in excess of federal bank regulatory agency “well capitalized” thresholds. As of September 30, 2024, our consolidated tier 1 leverage ratio was 10.44%, and our consolidated common equity tier 1 and tier 1 risk based capital ratios were 12.88%.

●

At September 30, 2024, common book value per share was $34.01. The tangible common book value per share increased $2.14 to $24.91 during the nine months ended September 30, 2024 as earnings and a $0.36 decrease in accumulated other comprehensive loss, driven by changes in the interest rate environment, outpaced the quarterly dividends.

Key Challenges

Macroeconomic pressures have resulted in volatility and uncertainty in the banking industry. The sustained higher-interest rate environment, declines in the fair value of securities, lack of available funding, uninsured deposits and risk from concentrations in loan and deposit segments along with declines in commercial real estate property values are drawing increased scrutiny on financial institutions. Liquidity within the financial services sector has tightened, and we expect the intense competition for deposits throughout our markets to continue. While these are widespread challenges for the banking industry, the Company has not experienced a material impact to our financial condition, operations, customer base, liquidity, capital position or risk profile.

Additionally, we face continual challenges implementing our business strategy. These include growing our assets, particularly loans, and deposits amidst intense competition, changing interest rates, adhering to changes in the regulatory environment and identifying and consummating disciplined acquisition and other expansionary opportunities in a very competitive and inflationary environment. In connection with our digital growth strategy and our digital solution 2UniFi, we have made and will continue to make investments in and also partner with third party fintech companies. The innovations these companies develop for utilization by 2UniFi may prove difficult to successfully integrate into our existing operations and may require additional operational and control systems to manage fraud, cybersecurity, operational, legal and compliance risks.

Future growth in our interest income will ultimately be dependent on our ability to originate high-quality loans and other high-quality earning assets such as investment securities as well as our ability to access liquidity and manage our cost of funds. During the years ended December 31, 2023 and 2022, the Federal Reserve increased prevailing interest rates by a total of 100 and 425 basis points, respectively. In September 2024, the Federal Reserve decreased the prevailing interest rate by 50 basis points. Our future earnings will be impacted by the Federal Reserve’s future interest rate policy decisions. Management employs risk management policies to monitor and limit exposure to changes in market rates, which is discussed in more detail in the Asset/Liability Management and Interest Rate Risk section of Management’s Discussion and Analysis.

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

Key Metrics(1)

	As of and for the three months ended			As of and for the nine months ended
	September 30,	December 31,	September 30,	September 30,	September 30,
	2024	2023	2023	2024	2023
Return on average assets	1.32%	1.33%	1.46%	1.22%	1.50%
Return on average tangible assets(2)	1.43%	1.44%	1.58%	1.33%	1.61%
Return on average equity	10.33%	11.10%	12.26%	9.70%	12.71%
Return on average tangible common equity(2)	14.84%	16.56%	18.38%	14.14%	18.81%
Loan to deposit ratio (end of period)(3)	90.79%	94.00%	91.77%	90.79%	91.77%
Non-interest bearing deposits to total deposits (end of period)	26.70%	28.83%	30.47%	26.70%	30.47%
Net interest margin(4)	3.79%	3.88%	3.85%	3.73%	4.06%
Net interest margin FTE(2)(4)(5)	3.87%	3.95%	3.92%	3.80%	4.12%
Interest rate spread FTE(5)(6)	2.86%	3.00%	3.03%	2.81%	3.36%
Yield on earning assets(7)	5.97%	5.84%	5.53%	5.87%	5.37%
Yield on earning assets FTE(2)(5)(7)	6.05%	5.91%	5.60%	5.95%	5.44%
Cost of interest bearing liabilities	3.19%	2.91%	2.57%	3.14%	2.08%
Cost of deposits	2.34%	1.94%	1.64%	2.27%	1.18%
Non-interest income to total revenue FTE(5)(8)	17.05%	14.98%	17.81%	16.13%	14.74%
Non-interest expense to average assets	2.56%	2.49%	2.46%	2.56%	2.47%
Efficiency ratio	60.51%	58.82%	56.56%	62.24%	56.16%
Efficiency ratio excluding other intangible assets amortization FTE(2)(5)	57.65%	56.03%	53.90%	59.28%	53.74%
Pre-provision net revenue	$41,880	$43,470	$46,539	$115,298	$140,427
Pre-provision net revenue FTE(2)(5)	43,696	45,137	48,114	120,518	144,859

Total Loans Asset Quality Data(3)(9)(10)
Non-performing loans to total loans	0.31%	0.37%	0.44%	0.31%	0.44%
Non-performing assets to total loans and OREO	0.32%	0.42%	0.49%	0.32%	0.49%
Allowance for credit losses to total loans	1.23%	1.27%	1.25%	1.23%	1.25%
Allowance for credit losses to non-performing loans	403.68%	346.99%	281.36%	403.68%	281.36%
Net charge-offs to average loans	0.18%	0.02%	0.01%	0.13%	0.02%

(1)	Ratios are annualized.
(2)	Ratio represents non-GAAP financial measure. See non-GAAP reconciliations below.
(3)	Total loans are net of unearned discounts and fees.
(4)	Net interest margin represents net interest income, including accretion income on interest earning assets, as a percentage of average interest earning assets.
(5)

Presented on an FTE basis using the statutory rate of 21% for all periods presented. The taxable equivalent adjustments included above are $1,816, $1,667 and $1,575 for the three months ended September 30, 2024, December 31, 2023 and September 30, 2023, respectively. The taxable equivalent adjustments included above are $5,220 and $4,432 for the nine months ended September 30, 2024 and September 30, 2023, respectively.

(6)

Interest rate spread represents the difference between the weighted average yield on interest earning assets, including FTE income, and the weighted average cost of interest bearing liabilities. Ratio represents non-GAAP financial measure.

(7)	Interest earning assets include assets that earn interest/accretion or dividends. Any market value adjustments on investment securities are excluded from interest earning assets.
(8)	Non-interest income to total revenue represents non-interest income divided by the sum of net interest income FTE and non-interest income. Ratio represents a non-GAAP financial measure.
(9)	Non-performing loans consist of non-accruing loans and restructured loans on non-accrual.
(10)	Non-performing assets include non-performing loans and OREO.

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

A reconciliation of our GAAP financial measures to the comparable non-GAAP financial measures is as follows:

Tangible Common Book Value Ratios

	September 30,	December 31,	September 30,
	2024	2023	2023
Total shareholders' equity	$1,291,997	$1,212,807	$1,163,585
Less: goodwill and other intangible assets, net	(358,754)	(364,716)	(366,724)
Add: deferred tax liability related to goodwill	13,203	12,208	11,876
Tangible common equity (non-GAAP)	$946,446	$860,299	$808,737

Total assets	$9,993,283	$9,951,064	$9,866,283
Less: goodwill and other intangible assets, net	(358,754)	(364,716)	(366,724)
Add: deferred tax liability related to goodwill	13,203	12,208	11,876
Tangible assets (non-GAAP)	$9,647,732	$9,598,556	$9,511,435

Tangible common equity to tangible assets calculations:
Total shareholders' equity to total assets	12.93%	12.19%	11.79%
Less: impact of goodwill and other intangible assets, net	(3.12)%	(3.23)%	(3.29)%
Tangible common equity to tangible assets (non-GAAP)	9.81%	8.96%	8.50%

Tangible common book value per share calculations:
Tangible common equity (non-GAAP)	$946,446	$860,299	$808,737
Divided by: ending shares outstanding	37,988,364	37,784,851	37,739,776
Tangible common book value per share (non-GAAP)	$24.91	$22.77	$21.43

Tangible common book value per share, excluding accumulated other comprehensive loss calculations:
Tangible common equity (non-GAAP)	$946,446	$860,299	$808,737
Accumulated other comprehensive loss, net of tax	62,485	76,401	100,853
Tangible common book value, excluding accumulated other comprehensive loss, net of tax (non-GAAP)	1,008,931	936,700	909,590
Divided by: ending shares outstanding	37,988,364	37,784,851	37,739,776
Tangible common book value per share, excluding accumulated other comprehensive loss, net of tax (non-GAAP)	$26.56	$24.79	$24.10

Return on Average Tangible Assets and Return on Average Tangible Equity

	As of and for the three months ended			As of and for the nine months ended
	September 30,	December 31,	September 30,	September 30,	September 30,
	2024	2023	2023	2024	2023
Net income	$33,105	$33,121	$36,087	$90,631	$108,927
Add: impact of other intangible assets amortization expense, after tax	1,517	1,541	1,541	4,575	4,128
Net income excluding the impact of other intangible assets amortization expense, after tax (non-GAAP)	$34,622	$34,662	$37,628	$95,206	$113,055

Average assets	$9,960,730	$9,889,054	$9,788,909	$9,913,724	$9,725,130
Less: average goodwill and other intangible assets, net of deferred tax liability related to goodwill	(346,757)	(353,712)	(356,083)	(348,717)	(342,826)
Average tangible assets (non-GAAP)	$9,613,973	$9,535,342	$9,432,826	$9,565,007	$9,382,304

Average shareholders' equity	$1,274,873	$1,184,164	$1,168,199	$1,248,202	$1,146,210
Less: average goodwill and other intangible assets, net of deferred tax liability related to goodwill	(346,757)	(353,712)	(356,083)	(348,717)	(342,826)
Average tangible common equity (non-GAAP)	$928,116	$830,452	$812,116	$899,485	$803,384

Return on average assets	1.32%	1.33%	1.46%	1.22%	1.50%
Return on average tangible assets (non-GAAP)	1.43%	1.44%	1.58%	1.33%	1.61%
Return on average equity	10.33%	11.10%	12.26%	9.70%	12.71%
Return on average tangible common equity (non-GAAP)	14.84%	16.56%	18.38%	14.14%	18.81%

Fully Taxable Equivalent Yield on Earning Assets and Net Interest Margin

	As of and for the three months ended			As of and for the nine months ended
	September 30,	December 31,	September 30,	September 30,	September 30,
	2024	2023	2023	2024	2023
Interest income	$138,003	$134,703	$126,110	$402,182	$360,712
Add: impact of taxable equivalent adjustment	1,816	1,667	1,575	5,220	4,432
Interest income FTE (non-GAAP)	$139,819	$136,370	$127,685	$407,402	$365,144

Net interest income	$87,653	$89,501	$87,777	$255,257	$272,450
Add: impact of taxable equivalent adjustment	1,816	1,667	1,575	5,220	4,432
Net interest income FTE (non-GAAP)	$89,469	$91,168	$89,352	$260,477	$276,882

Average earning assets	$9,192,454	$9,147,977	$9,039,864	$9,146,020	$8,981,033
Yield on earning assets	5.97%	5.84%	5.53%	5.87%	5.37%
Yield on earning assets FTE (non-GAAP)	6.05%	5.91%	5.60%	5.95%	5.44%
Net interest margin	3.79%	3.88%	3.85%	3.73%	4.06%
Net interest margin FTE (non-GAAP)	3.87%	3.95%	3.92%	3.80%	4.12%

Efficiency Ratio and Pre-Provision Net Revenue

	As of and for the three months ended			As of and for the nine months ended
	September 30,	December 31,	September 30,	September 30,	September 30,
	2024	2023	2023	2024	2023
Net interest income	$87,653	$89,501	$87,777	$255,257	$272,450
Add: impact of taxable equivalent adjustment	1,816	1,667	1,575	5,220	4,432
Net interest income FTE (non-GAAP)	$89,469	$91,168	$89,352	$260,477	$276,882

Non-interest income	$18,389	$16,064	$19,365	$50,112	$47,853

Non-interest expense	$64,162	$62,095	$60,603	$190,071	$179,876
Less: other intangible assets amortization	(1,977)	(2,008)	(2,008)	(5,962)	(5,378)
Non-interest expense excluding other intangible assets amortization (non-GAAP)	$62,185	$60,087	$58,595	$184,109	$174,498

Efficiency ratio	60.51%	58.82%	56.56%	62.24%	56.16%
Efficiency ratio excluding other intangible assets amortization FTE (non-GAAP)	57.65%	56.03%	53.90%	59.28%	53.74%
Pre-provision net revenue (non-GAAP)	$41,880	$43,470	$46,539	$115,298	$140,427
Pre-provision net revenue, FTE (non-GAAP)	43,696	45,137	48,114	120,518	144,859

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

Allowance for credit losses

The determination of the ACL, which represents management’s estimate of lifetime credit losses inherent in our loan portfolio at the balance sheet date, involves a high degree of judgment and complexity. The Company estimates the ACL by first disaggregating the loan portfolio into segments based upon broad characteristics such as primary use and underlying collateral. Within these segments, the portfolio is further disaggregated into classes of loans with similar attributes and risk characteristics. The ACL is determined at the class level, analyzing loss history based upon specific loss drivers and risk factors affecting each loan class. The Company utilizes a discounted cash flow (“DCF”) model developed within a third-party software tool that incorporates forecasts of certain national macroeconomic factors (reasonable and supportable forecasts) which drive the losses predicted in establishing the Company’s ACL. Management accounts for the inherent uncertainty of the underlying economic forecast by reviewing and weighting alternate forecast scenarios. For periods beyond the reasonable and supportable forecast period, the Company reverts to historical long-term average loss rates on a straight-line basis. Additionally, the ACL calculation includes subjective adjustments for qualitative risk factors that are likely to cause estimated credit losses to differ from historical experience. Changes in these assumptions, estimates or the conditions surrounding them may have a material impact on our financial condition.

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

Financial Condition

Total assets were $9.9 billion at September 30, 2024, increasing $42.2 million, or 0.4%, from December 31, 2023. Cash and cash equivalents decreased $10.0 million from December 31, 2023, and investment securities increased $33.3 million. Loans totaled $7.7 billion at September 30, 2024 and December 31, 2023, and the allowance for credit losses decreased $2.9 million to $95.0 million at

September 30, 2024. During the nine months ended September 30, 2024, lower cost demand, savings, and money market deposits ("transaction deposits") increased $236.3 million, or 4.4% annualized, to $7.4 billion, compared to December 31, 2023. Total deposits increased $306.7 million, or 5.0% annualized, to $8.5 billion at September 30, 2024, compared to December 31, 2023.

Investment securities

Available-for-sale

Total investment securities available-for-sale increased 12.7% during the nine months ended September 30, 2024 to $0.7 billion. Purchases of available-for-sale securities during the nine months ended September 30, 2024 totaled $199.1 million. There were no purchases of available-for-sale securities during the nine months ended September 30, 2023. Paydowns and maturities totaled $137.6 million and $71.3 million during the nine months ended September 30, 2024 and 2023, respectively.

Our available-for-sale investment securities portfolio is summarized in the following table as of the dates indicated. The weighted average yield was calculated based on amortized cost. Yields on tax exempt securities have not been adjusted for tax exempt status.

	September 30, 2024				December 31, 2023
				Weighted				Weighted
	Amortized	Fair	Percent of	average	Amortized	Fair	Percent of	average
	cost	value	portfolio	yield	cost	value	portfolio	yield
Treasury securities	$49,757	$49,190	6.9%	2.67%	$74,508	$73,044	11.6%	2.54%
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	222,443	196,530	27.7%	1.85%	233,264	201,809	32.1%	1.71%
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	514,924	460,496	65.0%	2.63%	417,155	351,242	55.9%	1.69%
Municipal securities	80	80	0.0%	3.14%	80	79	0.0%	3.17%
Corporate debt	2,000	1,962	0.3%	5.86%	2,000	1,843	0.3%	5.87%
Other securities	729	729	0.1%	0.00%	812	812	0.1%	0.00%
Total investment securities available-for-sale	$789,933	$708,987	100.0%	2.42%	$727,819	$628,829	100.0%	1.80%

As of September 30, 2024 and December 31, 2023, nearly all the available-for-sale investment portfolio was backed by mortgages. The residential mortgage pass-through securities portfolio is comprised of both fixed rate and adjustable rate FHLMC, FNMA and GNMA securities. The other mortgage-backed securities are comprised of securities backed by FHLMC, FNMA and GNMA securities.

Mortgage-backed securities may have actual maturities that differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average life of the available-for-sale mortgage-backed securities portfolio was 4.4 years and 5.2 years at September 30, 2024 and December 31, 2023, respectively. This estimate is based on assumptions and actual results may differ. At September 30, 2024 and December 31, 2023, the duration of the total available-for-sale investment portfolio was 3.6 years and 4.3 years, respectively.

At September 30, 2024 and December 31, 2023, adjustable rate securities comprised 8.1% and 13.0%, respectively, of the available-for-sale MBS portfolio. The remainder of the portfolio was comprised of fixed rate amortizing securities with 10 to 30 year contractual maturities, with a weighted average coupon of 2.46% per annum and 1.73% per annum at September 30, 2024 and December 31, 2023, respectively.

The available-for-sale investment portfolio included $82.7 million of unrealized losses and $1.7 million of unrealized gains at September 30, 2024. At December 31, 2023, the available-for-sale investment portfolio included $99.0 million of unrealized losses and $0.1 million of unrealized gains. We believe any unrealized losses are a result of prevailing interest rates, and as such, we do not believe that any of the securities with unrealized losses were impaired. Management believes that default of the available-for-sale securities is highly unlikely. FHLMC, FNMA and GNMA guaranteed mortgage-backed securities and U.S. Treasury securities have a long history of zero credit losses, an explicit guarantee by the U.S. government (although limited for FNMA and FHLMC securities) and yields that generally trade based on market views of prepayment and liquidity risk rather than credit risk.

Our investment security portfolio consists of high-quality securities, which are largely backed by either U.S. government agencies or U.S. government sponsored entities. We regularly model liquidity stress scenarios to assess potential liquidity issues. The results of our stress testing on our debt security portfolio at September 30, 2024, illustrated that we would continue to meet all capital adequacy requirements, even in a 200 basis point up or down rate shock scenario.

 Held-to-maturity

Held-to-maturity investment securities totaled $538.2 million at September 30, 2024, compared to $585.1 million at December 31, 2023, a decrease of $46.9 million, or 8.0%. There were no purchases of held-to-maturity securities during the nine months ended September 30, 2024. Purchases during the nine months ended September 30, 2023 totaled $2.5 million. Paydowns and maturities totaled $47.4 million and $53.9 million during the nine months ended September 30, 2024 and 2023, respectively.

Held-to-maturity investment securities are summarized as follows as of the dates indicated:

	September 30, 2024				December 31, 2023
				Weighted				Weighted
	Amortized	Fair	Percent of	average	Amortized	Fair	Percent of	average
	cost	value	portfolio	yield	cost	value	portfolio	yield
Treasury securities	$49,563	$49,157	9.2%	3.14%	$49,338	$48,334	8.4%	3.14%
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	270,518	242,837	50.3%	2.22%	299,337	265,011	51.2%	2.20%
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	218,076	178,780	40.5%	1.60%	236,377	190,983	40.4%	1.60%
Total investment securities held-to-maturity	$538,157	$470,774	100.0%	2.05%	$585,052	$504,328	100.0%	2.04%

The residential mortgage pass-through and other residential MBS held-to-maturity investment portfolios are comprised of fixed rate FHLMC, FNMA and GNMA securities.

The fair value of the held-to-maturity investment portfolio included $68.1 million of unrealized losses and $0.7 million of unrealized gains at September 30, 2024. At December 31, 2023, the held-to-maturity investment portfolio included $81.0 million of unrealized losses and $0.2 million of unrealized gains.

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

Mortgage-backed securities may have actual maturities that differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average expected life of the held-to-maturity mortgage-backed securities portfolio as of September 30, 2024 and December 31, 2023 was 5.3 years and 5.7 years, respectively. This estimate is based on assumptions and actual results may differ. The duration of the total held-to-maturity investment portfolio was 4.3 years and 4.6 years as of September 30, 2024 and December 31, 2023, respectively.

Non-marketable securities

The carrying balance of non-marketable securities are summarized as follows as of the dates indicated:

	September 30, 2024	December 31, 2023
Federal Reserve Bank stock	$24,062	$24,062
Federal Home Loan Bank stock	567	16,828
Convertible preferred stock	20,508	25,000
Equity method investments	27,216	24,587
Total	$72,353	$90,477

Non-marketable securities included FRB stock, FHLB stock, convertible preferred stock and equity method investments. During the nine months ended September 30, 2024, purchases of non-marketable securities totaled $26.2 million of FHLB stock, and proceeds from redemptions and sales of non-marketable securities totaled $42.6 million, primarily from FHLB stock. During the nine months ended September 30, 2023, purchases of non-marketable securities totaled $93.9 million, and proceeds from redemptions and sales of non-marketable securities totaled $90.3 million. Changes in the Company’s FHLB stock holdings were directly correlated to FHLB line of credit advances and paydowns.

FRB and FHLB stock

At September 30, 2024 and December 31, 2023, the Company held FRB stock and FHLB stock for regulatory or debt facility purposes. These are restricted securities which, lacking a market, are carried at cost. There have been no identified events or changes in circumstances that may have an adverse effect on the FRB and FHLB stock carried at cost.

Convertible preferred stock

Non-marketable securities include convertible preferred stock without a readily determinable fair value. During the nine months ended September 30, 2024, the Company recorded $3.9 million of impairment on convertible preferred stock related to venture capital investments, included in other non-interest income in the Company’s consolidated statements of operations. During the nine months ended September 30, 2023, the Company recorded $4.0 million of impairment on convertible preferred stock related to venture capital investments. During the nine months ended September 30, 2024, the Company sold convertible preferred stock totaling $1.0 million, which generated realized gains of $0.1 million recorded in other non-interest income in the Company’s consolidated statements of operations. The Company purchased zero and $0.4 million of convertible preferred stock during the three and nine months ended September 30, 2024, respectively.

Equity method investments

Non-marketable securities also include equity method investments totaling $25.4 million and $24.6 million at September 30, 2024 and December 31, 2023, respectively, and equity method investments without a readily determinable fair value totaling $1.8 million and zero at September 30, 2024 and December 31, 2023, respectively. During the three and nine months ended September 30, 2024, the Company recorded net unrealized gains on equity method investments totaling $0.4 million and $0.7 million, respectively. During the three and nine months ended September 30, 2023, the Company recorded net unrealized losses on equity method investments totaling zero and $0.4 million, respectively. These gains and losses were recorded in other non-interest income in the Company’s consolidated statements of operations. Carrying values of equity method investments without a readily determinable fair value are updated periodically and impairments may be taken to reflect a new basis. The Company recorded no impairment related to equity method investments without a readily determinable fair value for the nine months ended September 30, 2024 or the year ended December 31, 2023.

Loans overview

At September 30, 2024, our loan portfolio was comprised of new loans that we have originated and loans that were acquired in connection with our acquisitions.

The table below shows the loan portfolio composition at the respective dates:

			September 30, 2024 vs.
			December 31, 2023
	September 30, 2024	December 31, 2023	% Change
Originated:
Commercial:
Commercial and industrial	$1,894,830	$1,825,425	3.8%
Municipal and non-profit	1,096,842	1,083,457	1.2%
Owner-occupied commercial real estate	949,331	879,686	7.9%
Food and agribusiness	257,743	265,902	(3.1)%
Total commercial	4,198,746	4,054,470	3.6%
Commercial real estate non-owner occupied	1,113,796	1,071,529	3.9%
Residential real estate	933,644	919,139	1.6%
Consumer	13,600	16,686	(18.5)%
Total originated	6,259,786	6,061,824	3.3%

Acquired:
Commercial:
Commercial and industrial	116,683	141,484	(17.5)%
Municipal and non-profit	282	299	(5.7)%
Owner-occupied commercial real estate	221,928	244,087	(9.1)%
Food and agribusiness	43,733	58,695	(25.5)%
Total commercial	382,626	444,565	(13.9)%
Commercial real estate non-owner occupied	720,384	785,221	(8.3)%
Residential real estate	349,916	404,648	(13.5)%
Consumer	1,783	2,500	(28.7)%
Total acquired	1,454,709	1,636,934	(11.1)%
Total loans	$7,714,495	$7,698,758	0.2%

The Company maintains a granular and well-diversified loan portfolio with self-imposed concentration limits. The loan portfolio increased $15.7 million from December 31, 2023 to September 30, 2024. Loan fundings during the nine months ended September 30, 2024 totaled $1.1 billion, led by commercial loan fundings of $699.9 million.

Our commercial and industrial loan portfolio is highly diversified across industry sectors and geography. At September 30, 2024, there were no industry sectors representing more than 15.0% of our total loan portfolio. Key sectors included government/non-profit loans of $823.1 million, or 10.7% of total loans, and health care/hospital loans of $510.1 million, or 6.6% of total loans.

Non-owner occupied CRE loans were 157.8% of the Company’s risk based capital, or 23.8% of total loans, and no specific property type comprised more than 10.0% of total loans. The Company maintains little exposure to non-owner occupied CRE retail properties and office properties, comprising 3.3% of total loans. Multifamily loans totaled $335.6 million, or 4.4% of total loans, as of September 30, 2024.

The agriculture industry continues to be impacted by volatile commodity prices and generally by higher input costs, combining to stress margins. Our food and agribusiness portfolio is 3.9% of total loans and is well-diversified across food production, crop and livestock types. Crop and livestock loans represent 1.0% of total loans. We have maintained relationships with food and agribusiness clients that generally possess low leverage and, correspondingly, low bank debt to assets, minimizing any potential credit losses in the future.

New loan origination is a direct result of our ability to recruit and retain top banking talent, connect with clients in our markets and provide needed services at competitive rates. Loan fundings totaled $1.5 billion over the trailing 12 months, led by commercial loan fundings of $1.0 billion. Fundings are defined as closed-end funded loans and revolving lines of credit advances, net of any current period paydowns. Management utilizes this more conservative definition of fundings to better approximate the impact of fundings on loans outstanding and ultimately net interest income.

The following table represents new loan fundings for the periods presented:

	Third quarter	Second quarter	First quarter	Fourth quarter	Third quarter
	2024	2024	2024	2023	2023
Commercial:
Commercial and industrial	$93,711	$241,910	$53,978	$135,954	$89,297
Municipal and non-profit	35,677	28,785	14,564	79,650	18,657
Owner occupied commercial real estate	70,517	102,615	35,128	75,631	67,322
Food and agribusiness	19,205	11,040	(7,204)	10,646	16,191
Total commercial	219,110	384,350	96,466	301,881	191,467
Commercial real estate non-owner occupied	91,809	83,184	73,789	107,738	88,434
Residential real estate	47,322	36,124	29,468	48,925	42,514
Consumer	1,010	1,547	234	1,849	1,689
Total	$359,251	$505,205	$199,957	$460,393	$324,104

Included in fundings are net fundings (paydowns) under revolving lines of credit totaling $16,302, $19,281, $(59,523), $16,954 and ($12,877) for the dates noted in the table above, respectively.

The tables below show the contractual maturities of our total loans for the dates indicated:

	September 30, 2024
	Due within	Due after 1 but	Due after 5 but	Due after
	1 year	within 5 years	within 15 years	15 years	Total
Commercial:
Commercial and industrial	$288,733	$1,343,744	$368,145	$10,891	$2,011,513
Municipal and non-profit	20,816	160,604	595,165	320,539	1,097,124
Owner occupied commercial real estate	104,852	486,197	486,848	93,362	1,171,259
Food and agribusiness	150,802	40,371	92,390	17,913	301,476
Total commercial	565,203	2,030,916	1,542,548	442,705	4,581,372
Commercial real estate non-owner occupied	436,531	933,705	451,432	12,512	1,834,180
Residential real estate	28,279	200,978	311,424	742,879	1,283,560
Consumer	5,155	8,001	2,224	3	15,383
Total loans	$1,035,168	$3,173,600	$2,307,628	$1,198,099	$7,714,495

	December 31, 2023
	Due within	Due after 1 but	Due after 5 but	Due after
	1 year	within 5 years	within 15 years	15 years	Total
Commercial:
Commercial and industrial	$282,560	$1,377,991	$295,659	$10,699	$1,966,909
Municipal and non-profit	36,505	158,561	561,112	327,578	1,083,756
Owner occupied commercial real estate	86,299	413,032	518,950	105,492	1,123,773
Food and agribusiness	121,595	93,227	94,591	15,184	324,597
Total commercial	526,959	2,042,811	1,470,312	458,953	4,499,035
Commercial real estate non-owner occupied	395,426	921,056	527,645	12,623	1,856,750
Residential real estate	58,323	188,452	350,519	726,493	1,323,787
Consumer	6,459	10,871	1,851	5	19,186
Total loans	$987,167	$3,163,190	$2,350,327	$1,198,074	$7,698,758

The stated interest rate (which excludes the effects of non-refundable loan origination and commitment fees, net of costs and the accretion of fair value marks) of total loans with maturities over one year is as follows at the dates indicated:

	September 30, 2024
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate
Commercial:
Commercial and industrial	$570,772	5.62%	$1,152,008	8.05%	$1,722,780	7.25%
Municipal and non-profit(1)	1,071,903	4.00%	20,549	5.85%	1,092,452	4.09%
Owner occupied commercial real estate	339,739	4.93%	726,668	7.52%	1,066,407	6.82%
Food and agribusiness	32,508	6.62%	118,166	8.70%	150,674	8.25%
Total commercial	2,014,922	4.72%	2,017,391	7.88%	4,032,313	6.33%
Commercial real estate non-owner occupied	459,507	4.48%	938,142	6.74%	1,397,649	6.00%
Residential real estate	510,738	4.29%	744,543	5.38%	1,255,281	4.93%
Consumer	7,499	6.29%	2,728	8.24%	10,227	6.81%
Total loans with > 1 year maturity	$2,992,666	4.62%	$3,702,804	7.09%	$6,695,470	6.00%

	December 31, 2023
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate
Commercial:
Commercial and industrial	$644,128	5.37%	$1,040,219	8.30%	$1,684,347	7.18%
Municipal and non-profit(1)	1,048,816	3.81%	21,029	5.46%	1,069,845	3.93%
Owner occupied commercial real estate	401,464	4.67%	636,010	7.12%	1,037,474	6.27%
Food and agribusiness	33,539	5.73%	169,464	8.07%	203,003	7.68%
Total commercial	2,127,947	4.52%	1,866,722	7.84%	3,994,669	6.11%
Commercial real estate non-owner occupied	533,105	4.54%	928,219	6.55%	1,461,324	5.82%
Residential real estate	550,974	4.16%	714,490	5.29%	1,265,464	4.80%
Consumer	8,931	5.88%	3,796	8.32%	12,727	6.60%
Total loans with > 1 year maturity	$3,220,957	4.47%	$3,513,227	6.98%	$6,734,184	5.80%

(1)

Included in municipal and non-profit fixed rate loans are loans totaling $355,596 and $351,015 that have been swapped to variable rates at current market pricing at September 30, 2024 and December 31, 2023, respectively. Included in the municipal and non-profit segment are tax exempt loans totaling $903,935 and $868,842 with an FTE weighted average rate of 4.67% and 4.31% at September 30, 2024 and December 31, 2023, respectively.

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

Non-performing assets and past due loans

Non-performing assets consist of non-accrual loans and OREO. Interest income that would have been recorded had non-accrual loans performed in accordance with their original contract terms during the three and nine months ended September 30, 2024 was $0.4 million and $1.4 million, respectively, and $0.8 million and $1.6 million during the three and nine months ended September 30, 2023, respectively.

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

The following table sets forth the non-performing assets and past due loans as of the dates presented:

	September 30, 2024	December 31, 2023
Non-accrual loans:
Non-accrual loans, excluding modified loans	$17,743	$14,756
Modified loans on non-accrual	5,802	13,472
Non-performing loans	23,545	28,228
OREO	1,432	4,088
Total non-performing assets	$24,977	$32,316

Loans 30-89 days past due and still accruing interest	$31,253	$12,232
Loans 90 days or more past due and still accruing interest	9,509	591
Non-accrual loans	23,545	28,228
Total past due and non-accrual loans	$64,307	$41,051
Accruing modified loans	$19,126	$15,148
Allowance for credit losses	95,047	97,947
Non-performing loans to total loans	0.31%	0.37%
Total 90 days past due and still accruing interest and non-accrual loans to total loans	0.43%	0.37%
Total non-performing assets to total loans and OREO	0.32%	0.42%
ACL to non-performing loans	403.68%	346.99%

During the nine months ended September 30, 2024, total non-performing loans decreased $4.7 million, or 16.6%, from December 31, 2023. Loans 30-89 days past due and still accruing interest were 0.41% and 0.16% of total loans at September 30, 2024 and December 31, 2023, respectively. Loans 90 days or more past due and still accruing interest were 0.12% and 0.01% of total loans at September 30, 2024 and December 31, 2023, respectively.

Allowance for credit losses

The ACL represents the amount that we believe is necessary to absorb estimated lifetime credit losses inherent in the loan portfolio at the balance sheet date and involves a high degree of judgment and complexity. The Company utilizes a DCF model developed within a third-party software tool to establish expected lifetime credit losses for the loan portfolio. The ACL is calculated as the difference between the amortized cost basis and the projections from the DCF analysis. The DCF model allows for individual lifetime loan cash flow modeling, excluding extensions and renewals, using loan-specific interest rates and repayment schedules including estimated prepayment rates and loss recovery timing delays. The model incorporates forecasts of certain national macro-economic factors, including unemployment rates, home price index (“HPI”), retail sales and gross domestic product (“GDP”), which drive correlated loss rates. The determination and application of the ACL accounting policy involves judgments, estimates and uncertainties that are subject to change. For periods beyond the reasonable and supportable forecast period, the Company reverts to historical long-term average loss rates on a straight-line basis.

We measure expected credit losses for groups of loans included in segments with similar risk characteristics. We have identified four primary loan segments within the ACL model that are further stratified into 11 loan classes to provide more granularity in analyzing loss history and to allow for more definitive qualitative adjustments based upon specific risk factors affecting each loan class. Generally, the underlying risk of loss for each of these loan segments will follow certain norms/trends in various economic environments. Loans that do not share risk characteristics are evaluated on an individual basis and are not included in the collective evaluation. Following are the loan classes within each of the four primary loan segments:

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

The resulting ACL for loans is calculated as the sum of the general reserves, specific reserves on individually evaluated loans, and qualitative factor adjustments. While these amounts are calculated by individual loan or by segment and class, the entire ACL is available for any loan that, in our judgment, should be charged-off. The determination and application of the ACL accounting policy involves judgments, estimates, and uncertainties that are subject to change. Changes in these assumptions, estimates or the conditions surrounding them may have a material impact on our financial condition, liquidity or results of operations.

During the three and nine months ended September 30, 2024, the Company recorded a decrease in the allowance for credit losses of $1.4 million and $2.9 million, respectively, due to a decrease in specific reserves related to the resolution of non-performing loans. The allowance for credit losses increased $1.6 million as of September 30, 2024, compared to September 30, 2023, driven by higher reserve requirements from changes in the CECL model’s underlying economic forecast.

Net charge-offs on loans during the three and nine months ended September 30, 2024 totaled $3.4 million and $7.6 million, respectively, and the ratio of annualized net charge-offs to average total loans totaled 0.18% and 0.13%, respectively. Specific reserves on loans totaled $4.7 million at September 30, 2024.

Net charge-offs on loans during the three and nine months ended September 30, 2023 totaled $0.3 million and $0.8 million, respectively, and the ratio of annualized net charge-offs to average total loans totaled 0.01% and 0.02%, respectively. Specific reserves on loans totaled $6.1 million at September 30, 2023.

The Company has elected to exclude AIR from the ACL calculation. As of September 30, 2024 and December 31, 2023, AIR from loans totaled $45.7 million and $42.4 million, respectively. When a loan is placed on non-accrual, any recorded AIR is reversed against interest income.

Total ACL

After considering the above mentioned factors, we believe that the ACL of $95.0 million is adequate to cover estimated lifetime losses inherent in the loan portfolio at September 30, 2024. However, it is likely that future adjustments to the ACL will be necessary. Any changes to the underlying assumptions, circumstances or estimates, including but not limited to changes in the underlying macro-economic forecast, used in determining the ACL, could negatively or positively affect the Company's results of operations, liquidity or financial condition.

The following schedules present, by class stratification, the changes in the ACL during the periods listed:

	As of and for the three months ended
	September 30, 2024		September 30, 2023
	Total loans	% NCOs(1)	Total loans	% NCOs(1)
Beginning allowance for credit losses	$96,457		$92,581
Charge-offs:
Commercial	(2,930)	0.15%	(239)	0.00%
Commercial real estate non owner-occupied	(293)	0.02%	—	0.00%
Residential real estate	—	0.00%	—	0.00%
Consumer	(282)	0.01%	(301)	0.01%
Total charge-offs	(3,505)		(540)
Recoveries	95		280
Net charge-offs	(3,410)	0.18%	(260)	0.01%
Provision expense for credit losses	2,000		1,125
Ending allowance for credit losses	$95,047		$93,446
Average total loans outstanding during the period	$7,714,765		$7,443,869

	As of and for the nine months ended
	September 30, 2024		September 30, 2023
	Total loans	% NCOs(1)	Total loans	% NCOs(1)
Beginning allowance for credit losses	$97,947		$89,553
Charge-offs:
Commercial	(2,954)	0.05%	(242)	0.00%
Commercial real estate non owner-occupied	(4,715)	0.08%	—	0.00%
Residential real estate	—	0.00%	(46)	0.00%
Consumer	(718)	0.01%	(930)	0.02%
Total charge-offs	(8,387)		(1,218)
Recoveries	781		386
Net charge-offs	(7,606)	0.13%	(832)	0.02%
Provision expense for credit losses	4,706		4,725
Ending allowance for credit losses	$95,047		$93,446
Ratio of ACL to total loans outstanding at period end	1.23%		1.25%
Ratio of ACL to total non-performing loans at period end	403.68%		281.36%
Total loans	$7,714,495		$7,478,438
Average total loans outstanding during the period	7,643,563		7,347,380
Non-performing loans	23,545		33,212

(1)	Ratio of annualized net charge-offs to average total loans.

The following tables present the allocation of the ACL and the percentage of the total amount of loans in each loan category listed as of the dates presented:

	September 30, 2024
				ACL as a %
	Total loans	% of total loans	Related ACL	of total ACL
Commercial	$4,581,372	59.4%	$46,250	48.7%
Commercial real estate non-owner occupied	1,834,180	23.8%	28,056	29.5%
Residential real estate	1,283,560	16.6%	20,400	21.4%
Consumer	15,383	0.2%	341	0.4%
Total	$7,714,495	100.0%	$95,047	100.0%

	December 31, 2023
				ACL as a %
	Total loans	% of total loans	Related ACL	of total ACL
Commercial	$4,499,035	58.4%	$45,304	46.3%
Commercial real estate non-owner occupied	1,856,750	24.1%	32,665	33.3%
Residential real estate	1,323,787	17.2%	19,550	20.0%
Consumer	19,186	0.3%	428	0.4%
Total	$7,698,758	100.0%	$97,947	100.0%

Deposits

Deposits from banking clients serve as a primary funding source for our banking operations, and our ability to gather and manage deposit levels is critical to our success. Deposits not only provide a lower-cost funding source for our loans, but also provide a foundation for the client relationships that are critical to future loan growth. We maintain a granular and well diversified deposit base with no exposure to venture capital or crypto deposits. The following table presents information regarding our deposit composition at September 30, 2024 and December 31, 2023:

					Increase (decrease)
	September 30, 2024		December 31, 2023		Amount	% Change
Non-interest bearing demand deposits	$2,268,801	26.7%	$2,361,367	28.8%	$(92,566)	(3.9)%
Interest bearing demand deposits	1,407,668	16.6%	1,480,042	18.1%	(72,374)	(4.9)%
Savings accounts	609,045	7.2%	661,244	8.1%	(52,199)	(7.9)%
Money market accounts	3,159,165	37.2%	2,705,768	33.0%	453,397	16.8%
Total transaction deposits	7,444,679	87.7%	7,208,421	88.0%	236,258	3.3%
Time deposits < $250,000	751,895	8.8%	692,696	8.5%	59,199	8.5%
Time deposits ≥ $250,000	300,554	3.5%	289,274	3.5%	11,280	3.9%
Total time deposits	1,052,449	12.3%	981,970	12.0%	70,479	7.2%
Total deposits	$8,497,128	100.0%	$8,190,391	100.0%	$306,737	3.7%

The following table shows uninsured time deposits by scheduled maturity as of September 30, 2024:

September 30, 2024
Three months or less	$63,041
Over 3 months through 6 months	49,397
Over 6 months through 12 months	102,086
Thereafter	53,183
Total uninsured time deposits	$267,707

At September 30, 2024 and December 31, 2023, time deposits that were scheduled to mature within 12 months totaled $842.9 million and $689.0 million, respectively. Of the time deposits scheduled to mature within 12 months at September 30, 2024, $254.2 million were in denominations of $250,000 or more, and $588.7 million were in denominations less than $250,000. Approximately 78% of our total deposits were FDIC insured at September 30, 2024. Additionally, the Company participates in the IntraFi Cash Service program, which allows depositors to receive reciprocal FDIC insurance coverage. The Company had $960.9 million and $944.3 million of deposits in the program as of September 30, 2024 and December 31, 2023, respectively.

Long-term debt

The Company holds a subordinated note purchase agreement to issue and sell a fixed-to-floating rate note totaling $40.0 million. The balance on the note at September 30, 2024 and December 31, 2023, net of long-term debt issuance costs totaling $0.2 million, totaled $39.8 million. During the three and nine months ended September 30, 2024 and 2023, interest expense totaling $0.3 million and $0.9 million, respectively, was recorded in the consolidated statements of operations.

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

As part of the acquisition of BOJH on October 1, 2022, the Company assumed three subordinated note purchase agreements to issue and sell fixed-to-floating rates totaling $15.0 million. The balance on the notes at September 30, 2024, net of a fair value adjustment related to the acquisition totaling $0.3 million, totaled $14.6 million. At December 31, 2023, the balance on the notes, net of the fair value adjustment from the acquisition totaling $0.5 million, totaled $14.5 million. Interest expense related to the notes totaling $0.1 million and $0.4 million was recorded in the consolidated statements of operations during the three and nine months ended September 30, 2024, respectively. During the three and nine months ended September 30, 2023, interest expense related to the notes totaled $0.1 million and $0.4 million, respectively.

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

Other borrowings

As of September 30, 2024 and December 31, 2023, the Company sold securities under agreements to repurchase totaling $19.5 million and $19.6 million, respectively. In addition, as a member of the FHLB, the Company has access to a line of credit and term financing from the FHLB with total available credit of $1.8 billion at September 30, 2024. The Company may utilize the FHLB line of credit as a funding mechanism for originated loans and loans held for sale. At September 30, 2024 and December 31, 2023, the Banks had zero and $340.0 million, respectively, of outstanding borrowings with the FHLB. The Company may pledge investment securities and loans as collateral for FHLB advances. There were no investment securities pledged at September 30, 2024 or December 31, 2023. Loans pledged were $2.6 billion at September 30, 2024 and December 31, 2023, respectively. The Company incurred $0.5 million and $3.8 million of interest expense related to FHLB advances or other short-term borrowings for the three and nine months ended September 30, 2024, respectively. During the three and nine months ended September 30, 2023, interest expense related to FHLB advances or other short-term borrowings totaled $4.4 million and $17.1 million, respectively.

Regulatory Capital

Our subsidiary banks and the holding company are subject to the regulatory capital adequacy requirements of the Federal Reserve Board and the FDIC, as applicable. Failure to meet the minimum capital requirements can initiate certain mandatory and possibly further discretionary actions by regulators that could have a material adverse effect on us. At September 30, 2024 and December 31, 2023, our subsidiary banks and the consolidated holding company exceeded all capital ratio requirements under prompt corrective action and other regulatory requirements, as further detailed in note 10 of our consolidated financial statements.

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

Overview of results of operations

Net income totaled $33.1 million and $90.6 million, or $0.86 and $2.36 per diluted share, during the three and nine months ended September 30, 2024, respectively. During the three and nine months ended September 30, 2023, net income totaled $36.1 million and $108.9 million, or $0.94 and $2.85 per diluted share, respectively. The decrease in net income was largely driven by lower net interest income due to an increase in cost of funds outpacing the increase in interest income. Partially offsetting this decrease were increases in non-interest income driven by our diversified sources of fee revenue. The return on average tangible assets was 1.43% and 1.33% during the three and nine months ended September 30, 2024, respectively, and the return on average tangible common equity was 14.84% and 14.14%, respectively.

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

The table below presents the components of net interest income on an FTE basis for the three months ended September 30, 2024 and 2023.

	For the three months ended			For the three months ended
	September 30, 2024			September 30, 2023
	Average balance	Interest	Average rate	Average balance	Interest	Average rate
Interest earning assets:
Originated loans FTE(1)(2)(3)	$6,251,827	$108,403	6.90%	$5,803,157	$92,813	6.35%
Acquired loans	1,487,002	22,660	6.06%	1,671,595	26,115	6.20%
Loans held for sale	18,078	319	7.02%	22,154	383	6.86%
Investment securities available-for-sale	790,268	5,132	2.60%	761,892	3,783	1.99%
Investment securities held-to-maturity	548,120	2,344	1.71%	611,712	2,685	1.76%
Other securities	26,213	405	6.18%	39,115	701	7.17%
Interest earning deposits	70,946	556	3.12%	130,239	1,205	3.67%
Total interest earning assets FTE(2)	$9,192,454	$139,819	6.05%	$9,039,864	$127,685	5.60%
Cash and due from banks	$86,887			$104,308
Other assets	777,758			737,568
Allowance for credit losses	(96,369)			(92,831)
Total assets	$9,960,730			$9,788,909
Interest bearing liabilities:
Interest bearing demand, savings and money market deposits	$5,134,650	$40,146	3.11%	$4,535,183	$27,211	2.38%
Time deposits	1,039,563	9,220	3.53%	992,755	6,212	2.48%
Securities sold under agreements to repurchase	17,146	5	0.12%	19,288	6	0.12%
Long-term debt, net	54,383	519	3.80%	54,074	519	3.81%
Federal Home Loan Bank advances	32,641	460	5.61%	316,723	4,385	5.49%
Total interest bearing liabilities	$6,278,383	$50,350	3.19%	$5,918,023	$38,333	2.57%
Demand deposits	$2,226,807			$2,553,619
Other liabilities	180,667			149,068
Total liabilities	8,685,857			8,620,710
Shareholders' equity	1,274,873			1,168,199
Total liabilities and shareholders' equity	$9,960,730			$9,788,909
Net interest income FTE(2)		$89,469			$89,352
Interest rate spread FTE(2)			2.86%			3.03%
Net interest earning assets	$2,914,071			$3,121,841
Net interest margin FTE(2)			3.87%			3.92%
Average transaction deposits	$7,361,457			$7,088,802
Average total deposits	8,401,020			8,081,557
Ratio of average interest earning assets to average interest bearing liabilities	146.41%			152.75%

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Presented on an FTE basis using the statutory tax rate of 21% for all periods presented. The taxable equivalent adjustments included above are $1,816 and $1,575 for the three months ended September 30, 2024 and 2023, respectively.

(3)	Loan fees included in interest income totaled $3,647 and $2,719 for the three months ended September 30, 2024 and 2023, respectively.

Net interest income totaled $87.7 million and $87.8 million during the three months ended September 30, 2024 and 2023, respectively. Net interest income on an FTE basis totaled $89.5 million and $89.4 million during the three months ended September 30, 2024 and 2023, respectively. During the three months ended September 30, 2024, the FTE net interest margin narrowed five basis points to 3.87%, compared to the three months ended September 30, 2023. The yield on earning assets increased 45 basis points, driven by an increase in loan yields. During the three months ended September 30, 2024, the cost of funds increased 56 basis points to 2.36%, compared to the three months ended September 30, 2023.

Average loans comprised $7.7 billion, or 84.2%, of total average interest earning assets during the three months ended September 30, 2024, compared to $7.5 billion, or 82.7%, during the three months ended September 30, 2023. The increase in average loan balances was driven by loan originations during the period.

Average investment securities comprised 14.6% and 15.2% of total interest earning assets during the three months ended September 30, 2024 and 2023, respectively. Average interest bearing cash balances totaled $70.9 million during the three months ended September 30, 2024, compared to $130.2 million for the same period in the prior year.

Average interest bearing liabilities increased $0.4 billion during the three months ended September 30, 2024, compared to the three months ended September 30, 2023, driven by organic balance sheet growth. The increase was driven by higher interest bearing demand, savings and money market deposits totaling $599.5 million and time deposits totaling $46.8 million. The increase was partially offset by a decrease in FHLB advances totaling $284.1 million and securities sold under agreements to repurchase of $2.1 million.

The table below presents the components of net interest income on an FTE basis for the nine months ended September 30, 2024 and 2023:

	For the nine months ended			For the nine months ended
	September 30, 2024			September 30, 2023
	Average balance	Interest	Average rate	Average balance	Interest	Average rate
Interest earning assets:
Originated loans FTE(1)(2)(3)	$6,124,757	$311,112	6.79%	$5,656,309	$258,528	6.11%
Acquired loans	1,546,482	70,413	6.08%	1,718,523	79,526	6.19%
Loans held for sale	15,661	862	7.35%	23,494	1,189	6.77%
Investment securities available-for-sale	781,454	14,336	2.45%	786,087	11,655	1.98%
Investment securities held-to-maturity	563,975	7,277	1.72%	629,507	8,364	1.77%
Other securities	28,771	1,398	6.48%	46,480	2,513	7.21%
Interest earning deposits	84,920	2,004	3.15%	120,633	3,369	3.73%
Total interest earning assets FTE(2)	$9,146,020	$407,402	5.95%	$8,981,033	$365,144	5.44%
Cash and due from banks	$96,510			$110,902
Other assets	768,521			724,305
Allowance for credit losses	(97,327)			(91,110)
Total assets	$9,913,724			$9,725,130
Interest bearing liabilities:
Interest bearing demand, savings and money market deposits	$5,064,386	$116,240	3.07%	$4,197,603	$55,070	1.75%
Time deposits	1,015,081	25,340	3.33%	965,750	14,545	2.01%
Securities sold under agreements to repurchase	17,839	16	0.12%	19,863	17	0.11%
Long-term debt, net	54,307	1,555	3.82%	53,997	1,555	3.85%
Federal Home Loan Bank advances	89,918	3,774	5.61%	449,060	17,075	5.08%
Total interest bearing liabilities	$6,241,531	$146,925	3.14%	$5,686,273	$88,262	2.08%
Demand deposits	$2,253,986			$2,751,537
Other liabilities	170,005			141,110
Total liabilities	8,665,522			8,578,920
Shareholders' equity	1,248,202			1,146,210
Total liabilities and shareholders' equity	$9,913,724			$9,725,130
Net interest income FTE(2)		$260,477			$276,882
Interest rate spread FTE(2)			2.81%			3.36%
Net interest earning assets	$2,904,489			$3,294,760
Net interest margin FTE(2)			3.80%			4.12%
Average transaction deposits	$7,318,372			$6,949,140
Average total deposits	8,333,453			7,914,890
Ratio of average interest earning assets to average interest bearing liabilities	146.53%			157.94%

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Presented on a fully taxable equivalent basis using the statutory tax rate of 21% for all periods presented. The taxable equivalent adjustments included above are $5,220 and $4,432 for the nine months ended September 30, 2024 and 2023, respectively.

(3)	Loan fees included in interest income totaled $9,859 and $8,120 for the nine months ended September 30, 2024 and 2023, respectively.

Net interest income totaled $255.3 million and $272.5 million during the nine months ended September 30, 2024 and 2023, respectively. Net interest income on an FTE basis totaled $260.5 million and $276.9 million during the nine months ended September 30, 2024 and 2023, respectively. During the nine months ended September 30, 2024, the FTE net interest margin narrowed 32 basis points to 3.80%, compared to the nine months ended September 30, 2023. The yield on earning assets increased 51 basis points, driven by an increase in earning assets and increases in the Federal Reserve Bank’s interest rates. The cost of funds increased 91 basis points to 2.31% during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.

Average loans comprised $7.7 billion, or 83.9%, of total average interest earning assets during the nine months ended September 30, 2024, compared to $7.4 billion, or 82.1%, during the nine months ended September 30, 2023. The increase in average loan balances was driven by loan originations during the period.

Average investment securities comprised 14.7% and 15.8% of total interest earning assets during the nine months ended September 30, 2024 and 2023, respectively. Average interest bearing cash balances totaled $84.9 million during the nine months ended September 30, 2024, compared to $120.6 million for the same period in the prior year.

Average balances of interest bearing liabilities increased $0.6 billion during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, driven by organic balance sheet and strategic acquisition growth. The increase was driven by higher interest bearing demand, savings and money market deposits totaling $0.9 billion and time deposits totaling $49.3 million. The increase was partially offset by a decrease in FHLB advances totaling $359.1 million and securities sold under agreements to repurchase of $2.0 million. The cost of funds increased 91 basis points to 2.31% during the nine months ended September 30, 2024, compared to 1.40% during the nine months ended September 30, 2023.

The following table summarizes the changes in net interest income on an FTE basis by major category of interest earning assets and interest bearing liabilities, identifying changes related to volume and changes related to rates for the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023:

	Three months ended September 30, 2024			Nine months ended September 30, 2024
	compared to			compared to
	Three months ended September 30, 2023			Nine months ended September 30, 2024
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Originated loans FTE(1)(2)(3)	$7,780	$7,810	$15,590	$23,795	$28,789	$52,584
Acquired loans	(2,813)	(642)	(3,455)	(7,833)	(1,280)	(9,113)
Loans held for sale	(72)	8	(64)	(431)	104	(327)
Investment securities available-for-sale	184	1,165	1,349	(85)	2,766	2,681
Investment securities held-to-maturity	(272)	(69)	(341)	(846)	(241)	(1,087)
Other securities	(199)	(97)	(296)	(860)	(255)	(1,115)
Interest earning deposits	(465)	(184)	(649)	(843)	(522)	(1,365)
Total interest income	$4,143	$7,991	$12,134	$12,897	$29,361	$42,258
Interest expense:
Interest bearing demand, savings and money market deposits	$4,687	$8,248	$12,935	$19,895	$41,275	$61,170
Time deposits	415	2,593	3,008	1,231	9,564	10,795
Securities sold under agreements to repurchase	(1)	—	(1)	(2)	1	(1)
Long-term debt, net	3	(3)	—	9	(9)	—
Federal Home Loan Bank advances	(4,003)	78	(3,925)	(15,074)	1,773	(13,301)
Total interest expense	1,101	10,916	12,017	6,059	52,604	58,663
Net change in net interest income	$3,042	$(2,925)	$117	$6,838	$(23,243)	$(16,405)

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Presented on an FTE basis using the statutory tax rate of 21% for all periods presented. The taxable equivalent adjustments included above are $1,816 and $1,575 for the three months ended September 30, 2024 and 2023, respectively. The taxable equivalent adjustments included above are $5,220 and $4,432 for the nine months ended September 30, 2024 and 2023, respectively.

(3)

Loan fees included in interest income totaled $3,647 and $2,719 for the three months ended September 30, 2024 and 2023, respectively. Loan fees included in interest income totaled $9,859 and $8,120 for the nine months ended September 30, 2024 and 2023, respectively.

Below is a breakdown of average deposits and the average rates paid during the periods indicated:

	For the three months ended				For the nine months ended
	September 30, 2024		September 30, 2023		September 30, 2024		September 30, 2023
		Average		Average		Average		Average
	Average	rate	Average	rate	Average	rate	Average	rate
	balance	paid	balance	paid	balance	paid	balance	paid
Non-interest bearing demand	$2,226,807	0.00%	$2,553,619	0.00%	$2,253,986	0.00%	$2,751,537	0.00%
Interest bearing demand	1,340,770	2.86%	1,336,562	2.44%	1,394,962	2.96%	1,186,197	1.92%
Money market accounts	3,177,041	3.62%	2,503,368	2.85%	3,034,221	3.56%	2,246,463	2.10%
Savings accounts	616,839	1.03%	695,253	0.58%	635,203	0.95%	764,943	0.47%
Time deposits	1,039,563	3.53%	992,755	2.48%	1,015,081	3.33%	965,750	2.01%
Total average deposits	$8,401,020	2.34%	$8,081,557	1.64%	$8,333,453	2.27%	$7,914,890	1.18%

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

The Company recorded provision for credit loss expense totaling $2.0 million and $4.8 million for the three and nine months ended September 30, 2024, respectively, driven by higher reserve requirements from changes in the CECL model’s underlying economic forecast. During the three and nine months ended September 30, 2023, the Company recorded provision expense for credit losses of

$1.1 million and $3.7 million, respectively. Included in the provision for credit losses was zero and $0.1 million of provision release for unfunded loan commitments during the three and nine months ended September 30, 2024, respectively. The allowance for credit losses totaled 1.23% of total loans for September 30, 2024 and 2023.

Non-interest income

The table below details the components of non-interest income for the periods presented:

	For the three months ended		For the nine months ended
	September 30,		September 30,		Three months		Nine months
					Increase (decrease)		Increase (decrease)
	2024	2023	2024	2023	Amount	% Change	Amount	% Change
Service charges	$4,912	$4,849	$13,598	$13,394	$63	1.3%	$204	1.5%
Bank card fees	4,832	4,993	14,292	14,721	(161)	(3.2)%	(429)	(2.9)%
Mortgage banking income	2,981	4,688	8,932	11,614	(1,707)	(36.4)%	(2,682)	(23.1)%
Bank-owned life insurance income	759	882	2,228	2,559	(123)	(13.9)%	(331)	(12.9)%
Other non-interest income	4,905	3,953	11,062	5,565	952	24.1%	5,497	98.8%
Total non-interest income	$18,389	$19,365	$50,112	$47,853	$(976)	(5.0)%	$2,259	4.7%

Non-interest income totaled $18.4 million for the three months ended September 30, 2024, compared to $19.4 million for the three months ended September 30, 2023. Other non-interest income increased $1.0 million during the three months ended September 30, 2024, compared to the three months ended September 30, 2023, driven by our diversified sources of fee revenue including gains on SBA loan sales and trust income. Mortgage banking income decreased $1.7 million during the three months ended September 30, 2024, compared to the three months ended September 30, 2023 due to the sustained higher-interest rate environment driving lower mortgage volume.

Non-interest income totaling $50.1 million increased $2.3 million for the nine months ended September 30, 2024, compared to $47.9 million for the nine months ended September 30, 2023. The increase was driven by our diversified sources of fee revenue including increases of $2.1 million from gains on sales of SBA loans, $0.5 million from swap fee income and $0.4 million from trust income, in addition to Cambr fee income, all included in other non-interest income. Mortgage banking income decreased $2.7 million, as the sustained higher-interest rate environment has lowered mortgage volume. Included in the nine months ended September 30, 2024 was $3.2 million in net impairments related to venture capital investments classified as non-marketable securities, compared to $4.4 million in net impairments in the same period during the prior year.

Non-interest expense

The table below details the components of non-interest expense for the periods presented:

	For the three months ended September 30,		For the nine months ended September 30,		Three months		Nine months
					Increase (decrease)		Increase (decrease)
	2024	2023	2024	2023	Amount	% Change	Amount	% Change
Salaries and benefits	$37,331	$35,027	$110,784	$103,231	$2,304	6.6%	$7,553	7.3%
Occupancy and equipment	9,697	9,167	29,758	27,366	530	5.8%	2,392	8.7%
Data processing	4,398	3,546	12,581	10,257	852	24.0%	2,324	22.7%
Marketing and business development	1,091	1,037	2,836	2,997	54	5.2%	(161)	(5.4)%
FDIC deposit insurance	1,297	1,686	4,073	5,433	(389)	(23.1)%	(1,360)	(25.0)%
Bank card expenses	1,176	1,667	3,916	4,260	(491)	(29.5)%	(344)	(8.1)%
Professional fees	2,111	2,215	5,463	7,951	(104)	(4.7)%	(2,488)	(31.3)%
Other non-interest expense	5,084	4,250	14,698	13,003	834	19.6%	1,695	13.0%
Other intangible assets amortization	1,977	2,008	5,962	5,378	(31)	(1.5)%	584	10.9%
Total non-interest expense	$64,162	$60,603	$190,071	$179,876	$3,559	5.9%	$10,195	5.7%

During the three months ended September 30, 2024, non-interest expense increased $3.6 million, or 5.9%, compared to the three months ended September 30, 2023, largely due to ongoing investments in technology. During the three months ended September 30, 2024, salaries and benefits increased $2.3 million, compared to the same period during the prior year. Data processing increased $0.9 million and occupancy and equipment increased $0.5 million.

During the nine months ended September 30, 2024, non-interest expense totaled $190.1 million, an increase of 5.7%, compared to $179.9 million for the same period during the prior year, largely due to ongoing investments in technology and the Cambr acquisition in April 2023. Salaries and benefits increased $7.6 million, occupancy and equipment increased $2.4 million and data processing increased $2.3 million. Other intangible assets amortization increased $0.6 million due to our Cambr acquisition in April of 2023. These increases were partially offset by a decrease of $2.5 million in professional fees and a decrease of $1.4 million in FDIC deposit insurance.

Income taxes

Income tax expense totaled $6.8 million and $19.9 million for the three and nine months ended September 30, 2024, respectively. Income tax expense for the three and nine months ended September 30, 2023 totaled $9.3 million and $27.8 million, respectively. The decreases over the prior periods were driven by lower pre-tax income. The effective tax rate for the three and nine months ended September 30, 2024 was 17.0% and 18.0%, respectively, compared to 20.5% and 20.3% for the same periods in the prior year.

Additional information regarding income taxes can be found in note 19 of our audited consolidated financial statements in our 2023 Annual Report on Form 10-K.

Liquidity and Capital Resources

Liquidity

Liquidity risk management is an important element in our asset/liability management. The Company maintains a robust liquidity profile at its holding company and the Banks collectively as well as separately. The Company is prudently managing liquidity in the current environment and maintains a liquidity profile focused on core deposits and stable long-term funding sources. Liquidity is supplemented with a variety of secured and unsecured wholesale funding sources across the maturity spectrum, which allows for the effective management of concentration and rollover risk. The Company’s corporate treasury team measures liquidity needs through daily cash monitoring, weekly cash projections and monthly liquidity measures reviewed in conjunction with Board-approved liquidity policy limits. The Company also regularly conducts stress tests to its Board-approved contingency funding plan to assess potential liquidity outflows or funding concerns resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed problematic by management. These scenarios are incorporated into the contingency funding plan, which provides the basis for the identification of our liquidity needs and are monitored monthly by our Asset and Liability Committee.

The Company’s primary sources of funds include revenue from interest income and noninterest income as well as cash flows from loan repayments, payments from securities related to maturities and amortization, the sale of loans, and funds generated by core deposits, in addition to the use of private debt offerings.

On-balance sheet liquidity is represented by our cash and cash equivalents, and unencumbered investment securities, and is detailed in the table below as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Cash and due from banks	$180,796	$190,826
Unencumbered investment securities, at fair value	473,831	338,555
Total	$654,627	$529,381

Total on-balance sheet liquidity increased $125.2 million at September 30, 2024 compared to December 31, 2023, due to higher unencumbered investment securities of $135.3 million, partially offset by lower cash and due from banks of $10.0 million.

The Company’s investment portfolio remains positioned in liquid and readily marketable instruments and is a significant source of on-balance sheet collateral to secure borrowing capacity. Our investment securities portfolio is evaluated under established Asset and Liability Committee objectives and is structured as a liquidity portfolio, and only security fair values are used for the liquidity assessment. The fair value of total investment securities was $1.2 billion at September 30, 2024, compared to $1.1 billion at December 31, 2023. As of September 30, 2024, the fair value was inclusive of pre-tax net unrealized losses of $80.9 million on the available-for-sale securities portfolio. Additionally, our held-to-maturity securities portfolio had $67.4 million of pre-tax net unrealized losses. The gross unrealized gains and losses are detailed in note 3 of our consolidated financial statements. As of September 30, 2024, our investment securities portfolio consisted primarily of MBS, all of which were issued or guaranteed by U.S. government agencies or sponsored enterprises. The anticipated repayments and marketability of these securities offer substantial resources and flexibility to meet new loan demand, reinvest in the investment securities portfolio, or provide optionality for reductions in our deposit funding base. At September 30, 2024, the duration of the investment securities portfolio was 3.9 years and the weighted average life was 4.8 years.

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

	September 30, 2024	December 31, 2023
Available FHLB borrowing capacity	$1,769,506	$1,409,077
Federal Reserve Bank discount window	899,332	102,078
Total off-balance sheet funds available	$2,668,838	$1,511,155

The Company had pledged $2.6 billion of loans as collateral to the FHLB at September 30, 2024 and December 31, 2023. FHLB borrowing capacity totaled $1.8 billion at September 30, 2024, including outstanding borrowings and the remaining FHLB funds available shown in the table above. At September 30, 2024, the Company had no outstanding borrowings with the FHLB, compared to $340.0 million at December 31, 2023. At September 30, 2024, the Company’s available secured and committed borrowing capacity at the FHLB and Federal Reserve totaled $2.7 billion, compared to $1.5 billion at December 31, 2023.

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

At present, financing activities primarily consist of changes in deposits and repurchase agreements, and advances from the FHLB, in addition to the payment of dividends and the repurchase of our common stock. Maturing time deposits represent a potential use of funds. As of September 30, 2024, $842.9 million of time deposits were scheduled to mature within 12 months. Based on the current interest rate environment and market conditions, our consumer banking strategy is to focus on attracting and maintaining both lower cost transaction accounts and time deposits.

During 2021, the Company entered into a subordinated note purchase agreement to issue and sell a fixed-to-floating note. The Company deployed the net proceeds from the sale of the note for general corporate purposes. The note is not subject to redemption at the option of the holder. Additionally, as part of the acquisition of BOJH on October 1, 2022, the Company assumed three subordinated note purchase agreements to issue and sell fixed-to-floating rate notes. The balance on all subordinated notes totaled $54.4 million at September 30, 2024. At December 31, 2023, the balance on the notes, totaled $54.2 million.

Capital

Under the Basel III requirements, at September 30, 2024, the Company, NBH Bank and Bank of Jackson Hole Trust met all capital adequacy requirements, and the Banks had regulatory capital ratios in excess of the levels established for well-capitalized institutions. For more information on regulatory capital, see note 10 in our consolidated financial statements.

Our shareholders' equity is impacted by earnings, changes in unrealized gains and losses on securities, net of tax, stock-based compensation activity, share repurchases, shares issued in connection with acquisitions and the payment of dividends.

The Board of Directors has from time to time authorized multiple programs to repurchase shares of the Company’s common stock either in open market or in privately negotiated transactions in accordance with applicable regulations of the SEC. On May 9, 2023, the Company’s Board of Directors authorized a new program to repurchase up to $50.0 million of the Company’s stock. The remaining authorization under the program as of September 30, 2024 was $50.0 million.

On October 22, 2024, our Board of Directors declared a quarterly dividend of $0.29 per common share, payable on December 13, 2024 to shareholders of record at the close of business on November 29, 2024.

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

Our interest rate risk model indicated that the Company was in a relatively neutral position in terms of interest rate sensitivity at September 30, 2024. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 100 and 200 basis point decrease in interest rates on net interest income based on the interest rate risk model at September 30, 2024 and December 31, 2023:

Hypothetical
shift in interest	% change in projected net interest income
rates (in bps)	September 30, 2024	December 31, 2023
200	1.16%	(0.18)%
100	0.60%	(0.06)%
(100)	(0.73)%	(0.09)%
(200)	(1.49)%	(0.33)%

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

As part of the asset/liability management strategy to manage primary market risk exposures expected to be in effect in future reporting periods, management has executed interest rate derivatives primarily using floors and collars. For further discussion of the Company’s derivative contracts refer to note 15. The strategy with respect to liabilities has been to continue to emphasize transaction deposit growth, particularly non-interest or low interest bearing non-maturing deposit accounts while building long-term client relationships. Non-maturing deposit accounts totaled 87.6% of total deposits at September 30, 2024, compared to 88.0% at December 31, 2023.

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

Off-Balance Sheet Activities

In the normal course of business, we are a party to various contractual obligations, commitments and other off-balance sheet activities that contain credit, market, and operational risk that are not required to be reflected in our consolidated financial statements. The most significant of these are the loan commitments that we enter into to meet the financing needs of clients, including commitments to extend credit, commercial and consumer lines of credit and standby letters of credit. As of September 30, 2024 and December 31, 2023, we had loan commitments totaling $1.5 billion and $1.6 billion, respectively, and standby letters of credit totaling $14.2 million and $13.0 million, respectively. Unused commitments do not necessarily represent future credit exposure or cash requirements, as commitments often expire without being drawn upon.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is provided under the caption Asset/Liability Management and Interest Rate Risk in Part I, Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.

Item 4. CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of September 30, 2024. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

				Maximum
			Total number of	approximate dollar
			shares purchased	value of shares
			as part of publicly	that may yet be
	Total number	Average price	announced plans	purchased under the
Period	of shares purchased	paid per share	or programs	plans or programs(2)
July 1 - July 31, 2024(1)	1,480	41.88	—	50,000,000
August 1 - August 31, 2024(1)	1,932	41.37	—	50,000,000
Total	3,412	41.59	—

(1)

Represents shares purchased other than through publicly announced plans purchased pursuant to the Company’s stock incentive plans at the then current market value in satisfaction of stock option exercise prices, settlements of restricted stock and tax withholdings.

(2)

On May 9, 2023, the Company’s Board of Directors authorized a new program to repurchase up to $50.0 million of the Company’s stock from time to time in either the open market or through privately negotiated transactions. The remaining authorization under the program as of September 30, 2024 was $50.0 million.

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

10.1

Employment Agreement, dated September 10, 2024, by and between Nicole Van Denabeele and National Bank Holdings Corporation (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on September 10, 2024)

10.2	Form of Transition Agreement (filed herewith)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Bank Holdings Corporation

By	/s/ Nicole Van Denabeele
Nicole Van Denabeele
Chief Financial Officer
(principal financial officer)

Date: November 5, 2024