Form 10-K
period 2024-12-31
National Bank Holdings Corp
filed 2025-02-25
CIK 1475841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,457,000,000 based on the closing sale price as reported on the New York Stock Exchange.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of February 21, 2025, NBHC had outstanding 38,055,322 shares of Class A voting common stock with $0.01 par value per share, excluding 286,815 shares of restricted Class A common stock issued but not yet vested.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2025 Annual Meeting of Shareholders to be filed within 120 days of December 31, 2024 will be incorporated by reference into Part III of this Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements do not discuss historical facts but instead relate to expectations, beliefs, plans, predictions, forecasts, objectives, assumptions or future events or performance. Forward-looking statements are generally identified by words such as “anticipate,” “believe,” “can,” “would,” “should,” “could,” “may,” “predict,” “seek,” “potential,” “will,” “estimate,” “target,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “intend,” “goal,” “focus,” “maintains,” “future,” “ultimately, ” “likely,” “anticipate,” “ensure,” “strategy,” “objective,” and similar words or phrases. These statements are only predictions and involve estimates, known and unknown risks, assumptions and uncertainties. We have based these statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, liquidity, results of operations, business strategy and growth prospects.

Forward-looking statements involve certain important risks, uncertainties and other factors, any of which could cause actual results to differ materially from those in such statements and, therefore, you are cautioned not to place undue reliance on such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	business and economic conditions along with external events both generally and in the financial services industry;

●	susceptibility to credit risk and fluctuations in the value of real estate and other collateral securing a significant portion of our loan portfolio, including with regards to real estate acquired through foreclosure, and the accuracy of appraisals related to such real estate;

●	the allowance for credit losses and fair value adjustments may be insufficient to absorb losses in our loan portfolio;

●	our ability to maintain sufficient liquidity to meet the requirements of deposit withdrawals and other business needs;

●	changes impacting monetary supply and the businesses of our clients and counterparties, including levels of market interest rates, inflation, currency values, monetary and fiscal policies, and the volatility of trading markets;

●	changes in the fair value of our investment securities and the ability of companies in which we invest to commercialize their technology or product concepts;

●	the loss of certain executive officers and key personnel;

●	any service interruptions, cyber incidents or other breaches relating to our technology systems, security systems or infrastructure or those of our third-party providers;

●	the occurrence of fraud or other financial crimes within our business;

●	competition from other financial institutions and financial services providers and the effects of disintermediation within the banking business including consolidation within the industry;

●	changes to federal government lending programs like the Small Business Administration’s Preferred Lender Program and the Federal Housing Administration’s insurance programs, including the impact of a government shutdown on such programs;

●	impairment of our mortgage servicing rights, disruption in the secondary market for mortgage loans, declines in real estate values, or being required to repurchase mortgage loans or reimburse investors;

●	developments in technology, such as artificial intelligence, the success of our digital growth strategy, and our ability to incorporate innovative technologies in our business and provide products and services that satisfy our clients’ expectations for convenience and security;

●	our ability to execute our organic growth and acquisition strategies;

●	the accuracy of projected operating results for assets and businesses we acquire as well as our ability to drive organic loan growth to replace loans in our existing portfolio with comparable loans as loans are paid down;

●	changes to federal, state and local laws and regulations along with executive orders applicable to our business, including tax laws;

●	our ability to comply with and manage costs related to extensive government regulation and supervision, including current and future regulations affecting bank holding companies and depository institutions;

●	the application of any increased assessment rates imposed by the Federal Deposit Insurance Corporation (“FDIC”);

●	claims or legal action brought against us by third parties or government agencies; and

●	other factors, risks, trends and uncertainties described under “Part I, Item 1. Business”, “Part I, Item 1A. Risk Factors,” “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report and in our other filings with the Securities and Exchange Commission (the “SEC”).

Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events or circumstances, except as required by applicable law.

PART I: FINANCIAL INFORMATION

Item 1.       BUSINESS.

Summary

National Bank Holdings Corporation ("NBHC" or the "Company") is a financial holding company that was incorporated in the State of Delaware in 2009. The Company is headquartered in Greenwood Village, Colorado, and its primary operations are conducted through its wholly owned subsidiaries, NBH Bank and Bank of Jackson Hole Trust (“the Banks”). The Company provides a variety of banking products and services to both commercial and consumer clients through a network of over 90 banking centers, as of December 31, 2024, located primarily in Colorado, the greater Kansas City region, Utah, Wyoming, Texas, New Mexico and Idaho, as well as through online and mobile banking products and services. As of December 31, 2024, we had $9.8 billion in assets, $7.8 billion in loans, $8.2 billion in deposits, $1.3 billion in shareholders’ equity and $994.3 million in assets under management in our trust and wealth management business.

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

The Company continues to develop our digital solution 2UniFi, a national platform for providing banking services to small and medium-sized businesses, digital payment tools and financial services information management. 2Unifi, LLC is a wholly-owned subsidiary of NBHC. We believe these services will address borrowings, depository and cash management needs for our clients by providing digital access to financial services, real-time information and digital payment solutions. We continue to focus on growing our core business while also innovating and building partnerships that will help us deliver a comprehensive digital financial ecosystem.

Our Acquisitions

We began banking operations in October 2010 and, as of December 31, 2024, we have completed eight bank acquisitions and one non-bank acquisition of a deposit processing technology company. We have transformed these acquisitions into one collective banking operation with a strong capital position, organic growth, prudent underwriting, a granular and well-diversified loan portfolio and meaningful market share with continued opportunity for expansion. Our historical growth coincides with the Company’s initial strategic goals of becoming a leading regional bank holding company through selective acquisitions and strong organic growth. Thus, we have had a framework in place since inception to support crossing $10 billion in assets and continue to invest in our risk management and operational infrastructure to meet regulatory standards and expectations.

Recent acquisitions

All of our acquisitions were accounted for under the acquisition method of accounting, and accordingly, all assets acquired and liabilities assumed were recorded at their respective acquisition date fair values and the fair value discounts/premiums on loans are being accreted over the lives of the loans.

Cambr Solutions, LLC

On April 3, 2023, NBH Bank completed the acquisition of Cambr Solutions, LLC (“Cambr”). Upon closing, Cambr® became a stand-alone subsidiary of NBH Bank. Cambr is a deposit acquisition and processing platform that generates deposits from accounts offered through embedded finance companies. At the time of acquisition, Cambr administered approximately $1.7 billion of deposits comprising more than 500,000 FDIC-insured deposit accounts.

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

Our Market Area

Our core markets are broadly defined as Colorado, the greater Kansas City region, Utah, Wyoming, Texas, New Mexico and Idaho. We are the third largest banking center network among Colorado-based banks and the sixth largest banking center network in the greater Kansas City metropolitan statistical area (“MSA”) among Missouri- and Kansas-based banks ranked by deposits as of June 30, 2024 (the last date as of which data are available), according to S&P Global. Other major MSAs in which we operate include Salt Lake City, Utah; Jackson, Wyoming; Dallas-Fort Worth-Arlington and Austin-Round Rock, Texas; and Boise City, Idaho.

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

The table below describes certain key demographic statistics regarding our markets:

							Top 3
							competitor
		# of				Median	combined
	Deposits	businesses	Population	Unemployment	Population	household	deposit
	(billions)	(thousands)	(millions)	rate(1)	growth(2)	income	market share
Denver, CO	$111.0	>250.0	3.0	4.5%	11.9%	$98,538	50%
Front Range, CO(3)	150.2	>250.0	4.9	4.5%	13.8%	95,403	50%
Kansas City, MO-KS MSA	88.5	>250.0	2.2	3.6%	8.4%	80,505	47%
Austin, TX	66.7	>250.0	2.5	3.5%	32.1%	94,515	47%
Dallas, TX	396.9	>250.0	8.1	3.9%	18.0%	82,998	59%
Salt Lake City, UT(4)	107.1	>250.0	2.8	3.4%	18.3%	92,020	68%
Jackson, WY-ID	3.0	9.4	0.0	—	13.5%	104,686	77%
Boise City, ID	16.8	120.6	0.8	3.6%	28.0%	79,919	52%
U.S.(5)				4.1%	6.0%	75,874	59%

(1)	Unemployment data is as of December 31, 2024.
(2)	For the period 2014 through 2024.
(3)	Colorado Front Range is a population weighted average of the following Colorado MSAs: Denver, Boulder, Colorado Springs, Fort Collins and Greeley.
(4)	Salt Lake City is a population weighted average of the following Utah MSAs: Salt Lake City, Ogden and Provo-Orem.
(5)	Top 3 competitor combined deposit market share based on U.S. Top 20 MSAs (determined by population).

Source: S&P Global as of December 31, 2024, except Deposits and Top 3 Competitor Combined Deposit Market Shares, which reflects data as of June 30, 2024.

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

The key components of our strategic plan are:

●	Focus on client-centered, relationship-driven banking strategy. Our business and commercial bankers focus on small- to medium-sized businesses with an advisory approach that emphasizes understanding the client’s business and offering a complete array of loan, deposit and treasury management products and services. Our business and commercial bankers are supported by treasury management teams in each of their markets, which allows us to more effectively deliver a comprehensive suite of products and services to our business clients and further deepen our banking relationships. Our consumer bankers focus on knowing their clients in order to best meet their financial needs, offering a full complement of loan, deposit, online and mobile banking solutions, mortgages and trust and wealth management services.

●	Expansion of commercial banking, business banking and specialty businesses. We have made significant investments in our commercial relationship managers, as well as developed significant capabilities across our business banking and several specialty commercial banking offerings. Our strategy is to originate a high-quality loan portfolio that is diversified across industries and granular in loan size. We have preferred lender status with the Small Business Administration (“SBA”) providing a leveraged platform for growth in the business lending segment. We believe we are well-positioned to leverage our operating and risk management infrastructure through organic growth, and we intend to continue to drive profitable growth through our commercial relationship managers within our markets.

●	Expansion through organic growth, competitive product and digital offerings. We believe that our focus on serving consumers and small- to medium-sized businesses, coupled with our competitive product offerings, trust and wealth management services offered through Bank of Jackson Hole Trust and our digital solution 2UniFi, will provide an expanded revenue base and new sources of fee income. We conduct regular market and competitive analysis to determine which products and services are best suited for our clients. Our teams also continue to pursue opportunities to deepen client relationships, which we believe will further increase our organic loan origination volumes and attract new transaction accounts that offer lower cost of funds and higher fee generating activity.

●	Expansion through our digital solution 2UniFi. We are designing a platform for small and medium-sized businesses that we believe will increase access to financial services while reducing the costs of banking services. We are focused on providing small and medium-sized businesses with alternative digital access to address borrowing, depository and cash management needs, while also providing information management and access to digital payment tools, under the safety of a regulated bank. We will continue to invest with fintech solution providers to support our ecosystem buildout, support our core bank products and offerings, and to leverage efficiencies and technological solutions in our shared services areas. We believe the expansion into the digital financial ecosystem through our platform will provide an expanded revenue base, new sources of fee income and drive growth in our low cost deposit base on a national scale.

●	Continue to strengthen profitability through organic growth and operating efficiencies. We utilize a centralized core technology platform and operating policies while maintaining local branding and leadership, which allows us to support growth and realize operating efficiencies throughout our enterprise. We believe that we have the infrastructure in place to support our future revenue growth without causing non-interest expenses to increase by a corresponding amount. Our growth strategy is focused on organic initiatives in order to accelerate our growth in profitability. Key priorities to strengthen profitability include the continued ramp-up of loan production, growing lower-cost core deposits, implementing additional fee-based business initiatives and further enhancing operational efficiencies, including banking center consolidations.

●	Maintain conservative risk profile and sound risk management practices. Strong risk management is an important element of our operating philosophy. We maintain a conservative risk culture with adherence to comprehensive and seasoned policies across all areas of the organization. We implement self-imposed concentration limits on our loan portfolio to ensure a granular and diverse loan portfolio and protect against downside risk to any particular industry or real estate sector. To manage credit risk and yield, we take a careful approach to extending new credit. Our risk management approach seeks to identify, assess and mitigate risk and minimize any resulting losses. We have implemented processes to identify, measure, monitor, report and analyze the types of risk to which we are subject. To manage liquidity risk, the Company maintains a liquidity profile focused on core deposits and stable long-term funding sources. Our investment security portfolio has a short average duration and is largely backed by U.S. government or government sponsored entities. We believe our risk management policies establish appropriate limitations that allow for the prudent oversight of such risks that include, but are not limited to the following: credit, liquidity, market, operational, legal and compliance, reputational, and strategic and business risk.

●	Pursue disciplined acquisitions or other expansionary opportunities. Acquisitions or other expansionary opportunities can be complementary to our growth strategy. We intend to carefully select opportunities that we believe have stable core franchises, have significant growth potential or will add asset generation capabilities or fee income streams while structuring the opportunities to limit risk. Further, we seek transactions that offer opportunities for clear financial benefits with valuations that have acceptable levels of earnings accretion, tangible book value dilution/earn-back, and internal rates of return. We seek to acquire or expand into financial services franchises in markets that exhibit attractive demographic attributes and business growth trends, and we believe that our focus on attractive markets will provide long-term opportunities for organic growth. Our main focus is on our primary markets of Colorado, the greater Kansas City region, Utah, Wyoming, Texas, New Mexico and Idaho, including teams, asset portfolios, specialty commercial finance businesses, and whole banks. From time to time, we also consider other types of opportunities that would be expected to improve our profitability, leverage greater scale and/or leverage technology to grow our digital offerings.

We believe our strategy of strong organic growth through the retention, expansion and development of client-centered relationships and growth through selective acquisitions or other expansionary opportunities in attractive markets provides flexibility regardless of economic conditions. Our established platform for assessing, executing and integrating acquisitions, our attractive market factors, our franchise scale in our targeted markets, and our relationship-centered banking focus provide growth opportunities for our banking franchise. While the current inflationary environment has created operating stress for many businesses, our teams continually monitor the financial health of our clients in order to manage risk. Our strong capital, liquidity and diversified sources of fee revenue have allowed us to prudently navigate changes in economic conditions. We believe we are well positioned to continue to support our clients and communities.

Products and Services

Through NBH Bank, our primary business is to offer a full range of banking products and financial services to our commercial, business and consumer clients, who are predominantly located in Colorado, the greater Kansas City region, Utah, Wyoming, Texas, New Mexico and Idaho. Through the Bank of Jackson Hole Trust, our primary business is to offer trust and wealth management services to our clients. We conduct our banking business with over 90 banking centers across our footprint as of December 31, 2024. Our distribution network also includes 120 ATMs as well as fully integrated online banking and mobile banking services. We offer a high level of personalized service to our clients through our relationship managers and banking center associates. We believe that a personalized banking relationship that includes multiple services, such as loan and deposit services, online and mobile banking solutions, treasury management products and services and trust and wealth management services, is the key to profitable and long-lasting client relationships. We believe that our local focus and decision making provide us with a competitive advantage.

Our primary strategic objective is to serve small- to medium-sized businesses in our markets with a variety of unique solutions and useful services, including a full array of banking products, while maintaining a strong and disciplined credit culture and delivering excellent client service. We offer a variety of products and services that are focused on the following areas:

Commercial and Specialty Banking

Our commercial bankers focus on small- to medium-sized businesses and commercial real estate investors/developers with an advisory approach that emphasizes understanding the client’s business and offering a complete suite of loan, deposit and treasury management products and services. We have invested significantly in our commercial banking capabilities, attracting experienced commercial bankers from competing institutions in our markets, which positions us well for continued growth in our originated loan portfolio. Our commercial relationship managers offer a wide range of commercial loan products, including:

Commercial and Industrial Loans—We originate commercial and industrial loans and leases, including working capital loans, equipment loans, lender finance loans, food and agribusiness loans, government and non-profit loans, owner occupied commercial real estate loans and other commercial loans and leases. The terms of these loans vary by purpose and by type of underlying collateral, if any.

Working capital loans generally have terms of one to three years, are usually secured by accounts receivable and inventory and carry the personal guarantees of the principals of the business. Equipment loans are generally secured by the financed equipment at advance rates that we believe are appropriate for the equipment type. In the case of owner-occupied commercial real estate loans, we are usually the primary provider of financial services for the company and/or the principals and the primary source of repayment is through the cash flows generated by the borrowers’ business operations. Owner-occupied commercial real estate loans are typically secured by a first lien mortgage on real property plus assignments of all leases related to the properties. Underwriting guidelines generally require borrowers to contribute cash equity that results in an 80% or less loan-to-value (“LTV”) ratio on owner-occupied properties. As of December 31, 2024, substantially all of our commercial and industrial loans were secured.

Non-Owner Occupied Commercial Real Estate Loans—Non-owner occupied commercial real estate loans (“CRE”) consist of loans to finance the purchase of commercial real estate and development loans. Our non-owner occupied CRE loans include commercial properties such as multi-family, hospitality, office buildings, warehouse/distribution buildings and retail buildings. These loans are typically secured by a first lien mortgage or deed of trust, as well as assignments of all related leases. Underwriting guidelines generally require borrowers to contribute cash equity that results in the lessor of a 75 percent or less loan to cost or loan to value ratio.

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

Commercial Deposit and Treasury Management Products (including business online and mobile banking)—Our commercial bankers are focused on providing value-added deposit products to our clients that optimize their cash management. We are focused on full-relationship banking, including banking core operating accounts and ancillary accounts. We also provide our commercial clients with money market accounts and short-term repurchase reserve accounts depending on their individual needs. In addition, we provide a wide array of treasury management solutions to our clients, including: business online and mobile banking, commercial credit card services, wire transfers, automated clearing house services, electronic bill payment, lock box services, remote deposit capture services, merchant processing services, cash vault, controlled disbursements, fraud prevention services through positive pay and other auxiliary services, such as account reconciliation, collections, repurchase accounts, zero balance accounts and sweep accounts.

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

All of our newly originated consumer loans are on a direct to consumer basis. We offer a variety of consumer loans, including:

Residential Real Estate Loans—Residential real estate loans consist of loans secured by the primary or secondary residence of the borrower as well as properties the borrower holds for investment. These loans consist of closed loans, which are typically amortizing over a 10 to 30-year term. Our LTV benchmark for these loans will generally be below 80 percent at inception unless related to certain internal or government programs where higher LTV’s may be warranted, along with satisfactory debt-to-income ratios. These residential real estate loans are generally originated under terms and conditions consistent with secondary market guidelines. Some of these loans will be placed in the Bank’s loan portfolio; however, a majority are sold in the secondary market and provide a significant source of fee income. The majority of loans sold are sold with servicing released. We have residential banking products, servicing capabilities and residential loan origination channels. In addition to the referral business through our existing consumer client base, we have a dedicated team of mortgage bankers who focus origination efforts primarily on new purchase activity and secondarily on refinance activity. We also offer open- and closed-ended home equity loans, which are loans generally secured by second lien positions on residential real estate, and residential construction loans to consumers and builders for the construction of residential real estate. We do not originate or purchase negatively amortizing or sub-prime residential loans.

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

Deposit Products (including online and mobile banking)—We offer a variety of deposit products to our clients, including checking accounts, savings accounts, money market accounts, health savings accounts and other deposit accounts, including fixed-rate, fixed maturity time deposits ranging in terms from three months to five years, and individual retirement accounts. We view deposits as an important part of the overall client relationship and believe they provide opportunities to cross-sell other products and services. We intend to continue our efforts to attract lower-cost transaction deposits from our client relationships. Consumer deposit flows are significantly influenced by general and local economic conditions, changes in prevailing interest rates, internal pricing decisions and competition. Our deposits are primarily obtained from areas surrounding our banking centers. In order to attract and retain deposits, we rely on providing high-quality service, competitive pricing and introducing new products and services that meet our clients' needs.

We also offer comprehensive, user-friendly mobile and online banking platforms allowing our clients to pay bills, access statements, deposit checks and transfer funds, amongst other features, online or on-the-go.

Cambr Deposit Services

Cambr is a digital deposit acquisition and processing platform designed to gather deposits from accounts offered through third-party embedded finance companies. The deposits offer an alternative to traditional wholesale funding sources and provide liquidity to banks within the Cambr network. The platform provides clients with an opportunity to generate increased returns on deposits placed into the network while ensuring the safety of FDIC insurance.

Trust and Wealth Management Services

Through the Bank of Jackson Hole Trust, the Company provides trust, estate and wealth management services. Acting as a trust fiduciary, our trust team provides tailored professional services in the best interest of each trust beneficiary while avoiding conflicts of interest. Through our wealth management services, we offer a customized strategy for each of our clients that supports their long-term financial goals. We manage investment portfolios for individuals, trusts, endowments, charities and entities, and retirement accounts with approximately $1.0 billion of assets under management. Our trust and wealth team rounds out our full-service offerings to provide the complete spectrum of tools and support for our clients’ financial needs.

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

Competition

The banking landscape in our primary markets of Colorado, the greater Kansas City region, Utah, Wyoming, Texas, New Mexico and Idaho is highly competitive and quite fragmented, with many small banks having limited market share while the large out-of-state national and super-regional banks control the majority of deposits and profitable banking relationships. We compete actively with national, regional and local financial services providers, including: banks, thrifts, credit unions, mortgage companies, finance companies, trust companies and financial technology (“fintech”) companies.

Competition among providers of financial products and services continues to increase, with consumers having the opportunity to select from a variety of traditional brick and mortar banks and nontraditional alternatives, such as online banks and fintech companies. Competition among providers is based on many factors. The primary factors driving commercial and consumer competition for loans and deposits are interest rates, the fees charged, client service levels and the range of products and services offered. In addition, other competitive factors include the location and hours of our banking centers, the client service orientation of our associates and the availability of digital banking products and services. We believe the most important of these competitive factors that determine our success are our consumer bankers’ focus on knowing their individual clients in order to best meet their financial needs and our business and commercial bankers’ focus on small- to medium-sized businesses with an advisory approach that emphasizes understanding the client’s business and offering a complete array of loan, deposit and treasury management products and services through our banking centers and our digital banking platform.

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

Human Capital

Our core values Integrity, Meritocracy, Teamwork and Citizenship, represent our belief that our Company’s long-term success is deeply tied to having a dedicated and engaged workforce and a commitment to the communities we serve. We are committed to building and contributing to a healthy workplace environment for our associates by investing in competitive compensation and benefit packages, fostering diverse viewpoints and backgrounds, providing training and career development opportunities and promoting qualified associates within our organization.

Associate Statistics

We work to attract, develop, and retain associates who reflect the communities we serve. Partnerships with professional associations, schools and universities imbedded within our local footprint, and the use of various technology solutions assist us in connecting and building relationships. As of December 31, 2024, we employed 1,259 full-time and 50 part-time associates throughout our business footprint.

The market for top talent is highly competitive. We recognize that workforce turnover is not only financially costly, it also does not align with our commitment to our team. We believe we are best served when we can invest through meritocracy within our current talent pool. The average tenure of service of our associates is approximately six years.

Doing Good Committee

We strongly believe that investing in our associates and communities are important elements in building and sustaining a successful organization and positive, results-driven culture. The Company formed the Doing Good Committee with a focus on associate engagement and strengthening relationships within our Company and communities. The Doing Good Committee is comprised of a multi-disciplinary group of associates throughout our Banks with oversight by the executive management team.

Through the Doing Good initiative, the Company has also implemented programs to provide professional development and leadership opportunities for the entire associate base, including associate peer networks, events with keynote speakers, panels and Q&A forums to enable associate feedback.

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

SUPERVISION AND REGULATION

The U.S. banking industry is highly regulated under federal and state law. Banking laws, regulations, and policies affect the operations of the Company and its subsidiaries. Investors should understand that the primary objective of the U.S. bank regulatory regime is the protection of depositors, the Deposit Insurance Fund (“DIF”), and the banking system as a whole, not the protection of the Company’s shareholders.

As a bank holding company, we are subject to inspection, examination, supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Company holds two banking subsidiaries, NBH Bank and BOJHT.

Banking statutes and regulations are subject to continual review and revision by Congress, state legislatures and federal and state regulatory agencies. A change in such statutes or regulations, including changes in how they are interpreted or implemented, could have a material effect on our business. In addition to laws and regulations, state and federal bank regulatory agencies may issue policy statements, interpretive letters and similar written guidance applicable to us and our subsidiaries.

Banking statutes, regulations and policies could restrict our ability to diversify into other areas of financial services, acquire depository institutions and make distributions or pay dividends on our equity securities. They may also require us to provide financial support to any bank that we control, maintain capital balances in excess of those desired by management and pay higher deposit insurance premiums as a result of a general deterioration in the financial condition of NBH Bank, BOJHT or other depository institutions we control. We are monitoring changes in regulation, supervision and enforcement and uncertainty in their application that could have a material effect on the Company.

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

Subsidiaries as State-Chartered Banks

Our bank subsidiaries are NBH Bank and BOJHT. NBH Bank is a Colorado state-chartered bank and also a member of the Federal Reserve Bank of Kansas City. As such, NBH Bank is subject to examination, supervision and regulation by both the Colorado Division of Banking and the Federal Reserve. BOJHT is a Wyoming state-chartered bank and also a member of the Federal Reserve Bank of Kansas City. As such, BOJHT is subject to examination, supervision and regulation by both the Wyoming Division of Banking and the Federal Reserve. NBH Bank’s and BOJHT’s deposits are insured by the FDIC, in the manner and to the extent provided by law. As insured banks, NBH Bank and BOJHT are subject to the provisions of the Federal Deposit Insurance Act, as amended (the “FDI Act”), and the FDIC’s implementing regulations thereunder, and may also be subject to supervision and examination by the FDIC under certain circumstances.

Under the FDIC Improvement Act of 1991 (“FDICIA”), the Banks must submit financial statements prepared in accordance with generally accepted accounting principles (“GAAP”); reports concerning management’s responsibility for the financial statements signed by the Company’s chief executive officer and chief accounting or financial officer; an assessment of internal controls; and an assessment of the Company’s compliance with various banking laws and regulations. In addition, the Company must submit annual audit reports to federal regulators prepared by independent auditors. As allowed by regulations, we may use our audit report prepared for the Company to satisfy this requirement. The Company must provide auditors with examination reports, supervisory agreements and reports of enforcement actions. The auditors must also attest to and report on the statements of management relating to internal controls. FDICIA also requires that the Banks form an independent audit committee consisting of outside directors only, or that the Company’s audit committee be entirely independent.

As of December 31, 2024, the Company had total assets of $9.8 billion. A bank holding company with more than $10 billion in total consolidated assets is subject to requirements such as: (i) the applicability of Section 619 of the Dodd-Frank Act, commonly known as the Volcker Rule; (ii) increased capital, leverage, liquidity and risk management standards; and (iii) limits on interchange fees from debit cards transactions. In addition, an institution with more than $10 billion in total assets is examined by the Consumer Financial Protection Bureau (“CFPB”), rather than its primary federal bank regulator, as to compliance with certain federal consumer protection and fair lending laws and regulations.

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

Bank regulators have various remedies available if they determine that a banking organization has violated any law or regulation, that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of a banking organization’s operations are unsatisfactory or that the banking organization is operating in an unsafe or unsound manner. The bank regulators have the power to, among other things: enjoin “unsafe or unsound” practices; require affirmative actions to correct any violation or practice; issue administrative orders that can be judicially enforced; direct increases in capital; direct the sale of subsidiaries or other assets; limit dividends and distributions; restrict growth; assess civil monetary penalties; remove officers and directors; terminate deposit insurance; and appoint a conservator or receiver.

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

Further, the federal bank regulatory agencies may set higher capital requirements for an individual bank or when a bank’s particular circumstances warrant, and future regulatory change could impose higher capital standards as a routine matter.

The Federal Reserve may also set higher capital requirements for holding companies whose circumstances warrant it. For example, holding companies experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”), was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Act. The EGRRCPA directed the federal banking agencies to develop a “Community Bank Leverage Ratio,” calculated by dividing tangible equity capital by average total consolidated assets. In October 2019, the federal banking agencies adopted a Community Bank Leverage Ratio of 9%. If a “qualified community bank,” generally a depository institution or depository institution holding company with average total consolidated assets of less than $10 billion, has a leverage ratio which exceeds the Community Bank Leverage Ratio, then the institution is considered to have met all generally applicable leverage and risk based capital requirements, the capital ratio requirements for “well capitalized” status under the prompt corrective action rules and any other leverage or capital requirements to which it is subject. At this time the Company, NBH Bank and BOJHT have not elected to apply this regime.

Prompt Corrective Action

The FDI Act requires federal bank regulatory agencies to take “prompt corrective action” with respect to FDIC-insured depository institutions that do not meet minimum capital requirements. A depository institution’s treatment for purposes of the prompt corrective action provisions will depend upon how its capital levels compare to various capital measures and certain other factors, as established by regulation. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. Our regulatory capital ratios and those of NBH Bank and BOJHT are in excess of the levels established for “well-capitalized” institutions.

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

The Dodd-Frank Act codified the requirement that holding companies, like the Company, serve as a source of financial strength for their subsidiary depository institutions, by providing financial assistance to its depository institution subsidiaries in the event of financial distress. Under the source of strength doctrine, the Company could be required to provide financial assistance to each of the Banks should it experience financial distress.

In addition, capital loans by us to either of the Banks will be subordinate in right of payment to deposits and certain other indebtedness of the Banks. In the event of our bankruptcy, any commitment by us to a federal bank regulatory agency to maintain the capital of the Banks will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Dividend Restrictions

The Company is a legal entity separate and distinct from its subsidiaries. Because the Company’s consolidated net income consists largely of the net income of NBH Bank and BOJHT, the Company’s ability to pay dividends depends upon its receipt of dividends from its subsidiaries. The ability of a bank to pay dividends and make other distributions is limited by federal and state law. The specific limits depend on a number of factors, including the banks’ type of charter, recent earnings, recent dividends, level of capital and regulatory status. As members of the Federal Reserve System and state-chartered banks, NBH Bank and BOJHT are subject to Regulation H and limitations under state law with respect to the payment of dividends. Non-bank subsidiaries are also limited by certain federal and state statutory provisions and regulations covering the amount of dividends that may be paid in any given year. State member banks, such as NBH Bank and BOJHT, may not declare or pay a cash dividend if the total of all dividends declared during the calendar year, including the proposed dividend, exceeds the Banks’ net income during the current calendar year and the retained net income of the prior two calendar years, unless approved by the Federal Reserve.

The ability of a bank holding company to pay dividends and make other distributions can also be limited. The Federal Reserve has authority to prohibit a bank holding company from paying dividends or making other distributions. A bank holding company should not pay cash dividends that exceed its net income or that can be funded only in ways that weaken the bank holding company’s financial health, such as by borrowing. In addition, as a Delaware corporation, the Company is subject to certain limitations and restrictions under Delaware corporate law with respect to the payment of dividends and other distributions.

Depositor Preference

The FDI Act provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution (including the claims of the FDIC as subrogee of insured depositors) and certain claims for administrative expenses of the FDIC as a receiver will have priority over other general unsecured claims against the institution. If one of the Banks were to fail and be placed into receivership, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including us, with respect to any extensions of credit they have made to such insured depository institution.

Limits on Transactions with Affiliates

Federal law restricts the amount and the terms of both credit and non-credit transactions (generally referred to as “Covered Transactions”) between a bank and its non-bank affiliates. Covered Transactions with any single affiliate may not exceed 10% of the capital stock and surplus of each Bank, and Covered Transactions with all affiliates may not exceed, in the aggregate, 20% of each Bank’s capital and surplus. For a bank, capital stock and surplus refers to the bank’s tier 1 and tier 2 capital, as calculated under the risk-based capital guidelines, plus the balance of the allowance for credit losses (“ACL”) excluded from tier 2 capital. Each Bank’s transactions with all of its affiliates in the aggregate are limited to 20% of the foregoing capital. In addition, in connection with Covered Transactions that are extensions of credit, the Banks may be required to hold collateral to provide added security to the Banks, and the types of permissible collateral may be limited. The Dodd-Frank Act generally enhances the restrictions on transactions with affiliates, including an expansion of what types of transactions are Covered Transactions to include credit exposures related to derivatives, repurchase agreements and securities lending arrangements and an increase in the amount of time for which collateral requirements regarding Covered Transactions must be satisfied. As of December 31, 2024, the Company did not have any outstanding Covered Transactions.

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

The BHCA prohibits any entity from acquiring 25% (as noted above, the BHCA has a lower limit for acquirers that are existing bank holding companies) or more of a bank holding company’s or bank’s voting securities, or otherwise obtaining control or a controlling influence over a bank holding company or bank without the approval of the Federal Reserve. The Federal Reserve has rule-based standards for determining whether one company has control over another. These rules established four categories of tiered presumptions of non-control that are based on the percentage of voting shares held by the investor (less than 5%, 5-9.9%, 10-14.9% and 15-24.9%) and the presence of other indicia of control. As the percentage of ownership increases, fewer indicia of control are permitted without falling outside of the presumption of non-control. These indicia of control include nonvoting equity ownership, director representation, management interlocks, business relationship and restrictive contractual covenants. Under the Federal Reserve’s rules, investors can hold up to 24.9% of the voting securities and up to 33% of the total equity of a company without necessarily having a controlling influence.

Anti-Money Laundering Requirements

Under federal law, including the Bank Secrecy Act and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”), certain types of financial institutions, including insured depository institutions, must maintain anti-money laundering programs that include established internal policies, procedures and controls; a designated compliance officer; an ongoing associate training program; and

testing of the program by an independent audit function. Financial institutions are prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence, client identification, and recordkeeping, including in their dealings with non-U.S. financial institutions and non-U.S. clients. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious information maintained by financial institutions. Bank regulators routinely examine institutions for compliance with these obligations and must consider an institution’s anti-money laundering compliance when considering regulatory applications filed by the institution, including applications for banking mergers and acquisitions. The regulatory authorities have imposed “cease and desist” orders and civil money penalty sanctions against institutions found to be violating these obligations.

Consumer Laws and Regulations

Banks and other financial institutions are subject to numerous laws and regulations intended to protect consumers in their transactions with banks. These laws include, among others, laws regarding unfair and deceptive acts and practices and usury laws, as well as the following consumer protection statutes: Truth in Lending Act; Truth in Savings Act; Electronic Funds Transfer Act; Flood Disaster Protection Act; Expedited Funds Availability Act; Equal Credit Opportunity Act; Fair and Accurate Credit Transactions Act; Fair Housing Act; Fair Credit Reporting Act; Fair Debt Collection Act; Gramm-Leach Bliley Financial Modernization Act; Home Mortgage Disclosure Act; Right to Financial Privacy Act and Real Estate Settlement Procedures Act.

Many states and local jurisdictions have consumer protection laws analogous, and in addition, to those listed above. These state and local laws regulate the manner in which financial institutions deal with clients when taking deposits, making loans or conducting other types of transactions.

The CFPB has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks. The CFPB is authorized to issue rules for both bank and nonbank companies that offer consumer financial products and services, subject to consultation with the prudential banking regulators. In general, however, banks with total assets of $10 billion or less will continue to be examined for consumer compliance by their primary bank regulator. At this time, neither NBH Bank nor BOJHT is subject to supervision by the CFPB, but will be if either Bank’s assets grow above $10 billion.

Much of the CFPB’s rulemaking has focused on mortgage lending and servicing, including an important rule requiring lenders to ensure that prospective buyers have the ability to repay their mortgages. Other areas of current CFPB focus include consumer protections for prepaid cards, payday lending, debt collection, overdraft services and privacy notices. The CFPB has been particularly active in issuing rules and guidelines concerning residential mortgage lending and servicing, including the “Ability-to-Repay and Qualified Mortgage Standards under the Truth in Lending Act” portions of Regulation Z and the Know Before You Owe guidelines. Under the Dodd-Frank Act, creditors must make a reasonable and good faith determination, based on verified and documented information, that the consumer has a reasonable “ability to repay” a residential mortgage according to its terms as well as clearly and concisely disclose the terms and costs associated with these loans.

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

In December 2024, the CFPB issued a final rule that would amend Regulation Z, which implements the Truth in Lending Act, to apply to overdraft credit provided by insured depository institutions with more than $10 billion in total assets unless the overdraft fee is restricted to a small amount that only recovers applicable costs and losses. Under the rule, covered institutions (which would include NBH Bank or BOJHT if the Company crosses $10 billion in assets) would be allowed to choose to offer overdrafts as a courtesy overdraft service or as a line of credit. If the courtesy overdraft option is chosen, overdrafts would remain exempt from Regulation Z, as long as fees charged are based on the higher of an institution’s breakeven point derived from its own costs and losses, or a benchmark fee established by the CFPB. If the overdraft line of credit option is chosen, overdrafts would be considered a loan subject to Regulation Z, and therefore, subject to account opening and loan disclosures, required to be held in an account separate from the client’s checking or transaction account, and may not be conditioned on preauthorized electronic funds transfers. We are in the process of evaluating this rule and assessing its potential impact on the Company and the Banks.

The enforcement of laws, rules and regulations, including consumer protection laws, may be effected by executive orders applying to the CFPB and other government agencies. We are monitoring the effects of executive actions and regulatory and supervisory changes may have on the Company.

The Community Reinvestment Act

The CRA is intended to encourage banks to help meet the credit needs of their communities, including low- and moderate-income neighborhoods, consistent with safe and sound operations. Each of the Banks is examined by the Federal Reserve and assigned a public CRA rating. Institutions are assigned one of four ratings: “Outstanding;” “Satisfactory;” “Needs to Improve;” or “Substantial Noncompliance.” The CRA requires bank regulators to take into account a bank’s record in meeting the needs of its community when considering certain applications by a bank, including applications to establish a banking center or to conduct certain mergers or acquisitions. Failure to adequately meet these criteria could impose additional requirements and limitations on us. Additionally, we must publicly disclose the terms of various CRA-related agreements. The Federal Reserve is required to consider the CRA records of a bank holding company’s controlled banks when considering an application by the bank holding company to acquire a bank or to merge with another bank holding company.

When we apply for regulatory approval to make certain investments, the regulators will consider the CRA record of both the target institution and the relevant Bank. An unsatisfactory CRA record could substantially delay approval or result in denial of an application.

In October 2023, the U.S. banking agencies issued a final rule to amend their regulations implementing the CRA. The rule materially revises the current CRA framework, including the assessment areas in which a bank is evaluated to include activities associated with online and mobile banking, the tests used to evaluate a covered bank in its assessment areas, new methods of calculating credit for lending, investment, and service activities, and additional data collection and reporting requirements. The rule became effective April 1, 2024, with most of its provisions becoming applicable on January 1, 2026. Reporting of the collected data will not be required until 2027. However, the final rule has been challenged in federal court, which has granted a preliminary injunction on enforcement of the rule; litigation remains pending.

Reserve Requirements

Pursuant to regulations of the Federal Reserve, all banks are required to maintain average daily reserves at mandated ratios against their transaction accounts. In addition, reserves must be maintained on certain non-personal time deposits. These reserves must be maintained in the form of vault cash or in an account at a Federal Reserve Bank.

Deposit Insurance Assessments

All of a depositor’s accounts at an insured bank, including all non-interest bearing transaction accounts, are insured by the FDIC up to prescribed limits for each depositor. FDIC-insured banks are required to pay deposit insurance premiums to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators.

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

FDIC assessments for institutions with total consolidated assets of $10 billion or more are primarily based on a scorecard approach by the FDIC, including factors such as examination ratings, financial measures, and modeling measuring the institution’s ability to withstand asset-related and funding-related stress and potential loss to the DIF in the event of the institution’s failure.

In October 2022, the FDIC issued a final rule to increase initial base deposit insurance assessment rates for insured depository institutions by two basis points, beginning with the first quarterly assessment period of 2023. The assessment rate schedules under this final rule will remain in effect unless and until the reserve ratio of the DIF meets or exceeds two percent. Additionally, in November 2023, the FDIC implemented a special assessment to recover the loss to the DIF associated with the 2023 bank failures. Under the special assessment, banks with uninsured deposits exceeding $5.0 billion beginning December 31, 2022 were charged an additional assessment commencing with the first quarterly assessment period of 2024. As of December 31, 2024, the Banks were not subject to the special assessment.

The FDIC may terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency. If deposit insurance for a banking business we invest in or acquire were to be terminated, that would have a material adverse effect on that banking business and on the Company as a whole.

Changes in Laws, Regulations or Policies

Congress and state legislatures may introduce from time to time measures or take actions that would modify the regulation of banks or bank holding companies. In addition, federal and state regulatory agencies also periodically propose and adopt changes to their regulations or change the manner in which existing regulations are applied. Such changes could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks and other financial institutions, all of which could affect our investment opportunities and our assessment of how attractive such opportunities may be. We cannot predict whether potential legislation will be enacted and, if enacted, the effect that it or any implementing regulations would have on our business, results of operations, liquidity or financial condition. We are expecting regulatory and supervisory changes as a result of the change in administration and are monitoring changes and areas of uncertainty that could have an impact on the Company.

More Information

Our website is www.nationalbankholdings.com. We make available free of charge, through our website, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the U.S. Securities and Exchange Commission. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Item 1A.    RISK FACTORS

Risks Relating to Our Banking Operations

Changes in general business and economic conditions as well as external events such as natural disasters, pandemics, cyberattacks, political instability, international trade policies, tariffs, severe weather or acts of war could materially and adversely affect us.

Our business and operations are sensitive to general business and economic conditions in the United States and in our core markets of Colorado, the greater Kansas City region, Utah, Wyoming, Texas, New Mexico, and Idaho. If the economies in our core markets, or the U.S. economy more generally, experience worsening economic conditions, including industry-specific conditions, we could be materially and adversely affected. Weak economic conditions may be characterized by inflation, fluctuations in debt and equity capital markets, including a lack of liquidity and/or depressed prices in the secondary market for mortgage loans, increased delinquencies on loans, residential and commercial real estate price declines, lower home sales and commercial activity, further or prolonged pressure on energy prices, and high unemployment. The U.S. and our core markets may experience these weak or worsening economic conditions due to the adverse economic effects of natural disasters, severe weather conditions, health emergencies or pandemics, cyberattacks, changes in international trade policies, tariffs, outbreaks of hostilities, terrorism or other geopolitical instabilities. All of these factors would be detrimental to our business. Our business is significantly affected by monetary and related policies of the U.S. federal government, its agencies and government-sponsored entities. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control and could have a material adverse effect on our financial condition and results of operations.

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

A significant portion of our loan portfolio is secured by real estate and any deterioration in real estate values or credit quality or elevated levels of non-performing assets would ultimately have a negative impact on the quality of our loan portfolio. Although we require an appraisal of the property whenever we consider making a loan secured by real property, an appraisal is only an estimate of the value of the property at the time the appraisal is made and requires the exercise of a considerable degree of judgment. Subsequently, there is always a risk that the appraisal, due to unforeseen events, may not accurately reflect the amount that may be obtained upon sale or foreclosure of the property. A decline in residential real estate market prices and reduced levels of home sales could adversely affect the value of collateral securing mortgage loans resulting in greater charge-offs in future periods, as well as adversely impact mortgage loan originations and gains on sale of mortgage loans. In addition, a decline in commercial real estate values would likewise adversely affect the value of collateral securing certain commercial loans and result in greater charge-offs in future periods. Financial stress on borrowers as a result of job losses or other factors, could have further adverse effects on borrowers that result in higher delinquencies and greater charge-offs in future periods, which could materially and adversely affect us. In addition, with heightened interest rates and inflationary pressures, our clients could be impacted by the rising costs of goods and services in their households and businesses, which may have a negative impact on their ability to repay their loans with us.

From time to time, we may hold a varying amount of other real estate owned (“OREO”) as a result of the foreclosure process where we take title to the real estate serving as collateral for our loans. While our OREO portfolio is smaller than it has been in recent years, our OREO balance is subject to change, which could negatively affect our earnings as a result of various expenses associated with OREO, including personnel costs, insurance and taxes, completion and repair costs, valuation adjustments and other expenses or potential environmental liabilities associated with property ownership, as well as funding costs associated with OREO assets.

Our allowance for credit losses and fair value adjustments may prove to be insufficient to absorb losses inherent in our loan portfolio.

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

The determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding our loans, identification of additional problem loans by us and other factors, both within and outside of our control, may require an increase in the allowance for credit losses. If the real estate markets deteriorate, we expect that we will experience increased delinquencies and credit losses, particularly with respect to construction, land development and land loans. In addition, our regulators periodically review our allowance for credit losses and may require an increase in the allowance for credit losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for credit losses, we will need additional provisions to increase the allowance for credit losses. Any increases in the allowance for credit losses will result in a decrease in net income and capital and may have a material adverse effect on our financial condition.

We may not be able to meet the cash flow requirements of deposit withdrawals and other business needs unless we maintain sufficient liquidity.

We require liquidity to make loans and to repay deposit and other liabilities as they become due or are demanded by clients. We principally depend on checking, savings and money market deposit account balances and other forms of client deposits as our primary source of funding for our lending activities. As a result of a decline in overall depositor confidence, an increase in interest rates paid by competitors, general interest rate levels, higher returns being available to clients on alternative investments and general economic conditions, a substantial number of our clients could withdraw their bank deposits with us from time to time, resulting in our deposit levels decreasing substantially, and our cash on hand may not be able to cover such withdrawals and our other business needs, including amounts necessary to operate and grow our business. Furthermore, advancements in technology allow clients to withdraw or otherwise access funds very quickly, which could create additional demand for liquidity. This would require us to seek third party funding or other sources of liquidity, such as asset sales. Our access to third party funding sources, including our ability to raise funds through the issuance of additional shares of our common stock or other equity or equity-related securities, incurrence of debt, or federal funds purchased, may be impacted by our financial strength, performance and prospects and may also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry, all of which may make potential funding sources more difficult to access, less reliable and more expensive. We may not have access to third party funding in sufficient amounts on favorable terms, or the ability to undertake asset sales or access other sources of liquidity, when needed, or at all, which could materially and adversely affect us. While the acquisition of Cambr has provided additional liquidity as well as diversification of our sources of liquidity, increased concentration from program deposits or reliance on the Cambr program could have a material adverse effect on us.

Like other financial services institutions, our asset and liability structures are monetary in nature. Such structures are affected by a variety of factors, including changes in interest rates, which can impact our earnings, cash flows, the value of financial instruments held by us and our mortgage business.

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

Accordingly, changes in the level of market interest rates affect our net yield on interest earning assets and liabilities, loan and investment securities portfolios, the value of our servicing rights and our overall results. Interest rates, including mortgage interest rates, are highly sensitive to many factors beyond our control, including general economic conditions, inflation and policies of various governmental and regulatory agencies, particularly the Federal Reserve. Changes in interest rates may also have a significant impact on any future loan origination revenues. Historically, there has been an inverse correlation between the demand for loans and interest rates. Loan origination volume and revenues usually decline during periods of rising or high interest rates and increase during periods of declining or low interest rates. Changes in interest rates also have a significant impact on the carrying value of a significant percentage of the assets, both loans and investment securities, on our balance sheet. We may incur debt in the future and that debt may also be sensitive to interest rates and any increase in interest rates could materially and adversely affect our earnings and financial condition.

Increases in prevailing interest rates have caused and may continue to cause declines in mortgage originations including declines in mortgage refinance activity, which have impacted and may continue to negatively impact our earnings. A prolonged period of elevated or rising interest rates may result in changes in consumer spending, borrowing and savings habits. Such conditions could have adverse effects on our ability to originate mortgage loans due to reduced consumer demand, increased pressure from competing lenders and increased costs, which could impact earnings in the form of reduced interest from fewer mortgages, reduced fees from loan sales and tighter net interest margins.

The fair value of our investment securities can fluctuate due to market conditions outside of our control.

We have historically taken a conservative investment strategy with our securities portfolio, with concentrations of securities that are primarily backed by government sponsored enterprises (“GSE”). A portion of our non-marketable securities portfolio is comprised of non-liquid fund investments and direct investments in our fintech partners. Non-marketable securities also include direct investments in convertible preferred stock. As the convertible preferred stock does not have a readily determinable fair value, it is carried at cost. We periodically evaluate our non-marketable securities investments for impairment. The results of testing our investments for potential impairment may be adversely affected by a variety of factors, including market conditions, regulatory expectations, general economic conditions and unfavorable changes in the businesses underlying the investments, which may lead to a partial or full impairment of our fintech investments. Impairments or write-downs of these assets may result in charges that adversely affect our results of operations.

We may seek to increase yields through different strategies, which may include a greater percentage of corporate securities and structured credit products. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and instability in the capital markets or an inability of our partners to successfully execute on their strategies. These factors, among others, could cause impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have a material adverse effect on our results of operations. The process for determining whether a security is impaired usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security.

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

The possibility that the companies in which we invest will not be able to commercialize their technology or product concept presents a risk that our investment may become impaired. These companies tend to lack management depth, to have limited or no history of operations and to not have attained profitability. Additionally, although some of these companies may already have a commercially successful product or product line at the time of investment, technology products and services often have a more limited market or life span than products in other industries. Thus, the ultimate success of these companies may depend on their ability to continually innovate in increasingly competitive markets. Most of the companies in which we invest will require substantial additional equity financing to satisfy their continuing growth and working capital requirements. Each round of venture financing is typically intended to provide a company with enough capital to reach the next stage of development. The circumstances or market conditions under which such companies will seek additional capital are unpredictable. It is possible that one or more of such companies will not be able to raise additional financing or may be able to do so only at a price or on terms which are unfavorable.

We depend on our executive officers and key personnel to implement our strategy and the loss of their services could have a material adverse effect on our ability to conduct our business operations.

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

A failure in or breach of our security systems or infrastructure, or those of our third-party providers, could result in financial losses to us or in the disclosure or misuse of confidential or proprietary information, including client information, or could trigger further regulatory and financial penalties if we are determined to be non-compliant with evolving privacy and data protection laws. These events could also adversely impact our reputation and have a material adverse effect on our results of operations or financial condition.

We provide our clients with the ability to bank remotely, including via online, mobile and phone. The secure transmission of confidential information over the internet and other remote channels is a critical element of remote banking.

Our systems and network are subject to ongoing cyber incidents such as unauthorized access, loss or destruction of data, account takeovers, unavailability of service, computer viruses or other malicious code, phishing schemes, ransomware and other similar events. Third parties with whom we do business are also sources of cybersecurity risks. We have spent and may be required to spend additional significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by potential security breaches or viruses. Given the increasingly high volume of our transactions, certain errors may be repeated or compounded before they can be discovered and rectified.

To the extent that our activities or the activities of our clients involve the storage and transmission of confidential information, security breaches and viruses could cause serious negative consequences, including reputational damage, litigation exposure and regulatory scrutiny, and could result in a violation of applicable privacy and data protection laws or other breach reporting obligations. Any inability to prevent security breaches or computer viruses could also cause prospective and existing clients to lose confidence in our systems and could materially and adversely affect us. Our risk and exposure to these matters remains heightened because of the evolving nature and complexity of the threats from organized cybercriminals and hackers, and our plans to continue to provide digital banking products and services to our clients.

Information security risks for financial institutions like us have increased recently in part because of new technologies such as artificial intelligence, the use of the internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others. In addition to cyberattacks or other security breaches involving the theft of sensitive and confidential information, hackers have engaged in attacks against large financial institutions, particularly denial of service or ransomware attacks are designed to disrupt key business services, such as client-facing web sites. We are not able to anticipate or implement preventive measures against all security breaches of these types, especially because the techniques used change frequently and can originate from a wide variety of sources. We employ detection and response mechanisms designed to contain and mitigate security incidents, but early detection may be thwarted by sophisticated attacks and malware designed to avoid detection.

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

We are highly dependent on the internet, cloud technologies and third-party providers. Systems failures or interruptions could have a material adverse effect on our results of operations or financial condition.

Our business is highly dependent on the increasing use of the internet, mobile devices and cloud technologies. Further, we have and will continue to be subject to an increasing risk of operational disruption and information security incidents as a result. These events can arise from a variety of sources, many of which are not under our control because of our reliance on third party vendors and technology systems and outsourcing services for key processes including data processing, loan servicing and deposit processing; and for key services including internet, and mobile technology. Potential causes for incidents may include human error, electrical or telecommunication outages, hardware failures, and malicious activity. Any of these events could cause interruption to the Company’s operations, as well as the operations of our clients. If significant, sustained or repeated, these events could compromise our ability to operate effectively, damage our reputation, result in a loss of client business, and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on our results of operations or financial condition.

Our Business may be adversely affected by an increasing prevalence of fraud and other financial crimes.

As a financial institution, we may be the target of fraudulent activity that may result in financial losses to us or our clients, privacy breaches against our clients or damage to our reputation and regulatory relationships. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, unauthorized intrusion into or use of our systems, ATM skimming or jackpotting, and other dishonest acts. Nationally, reported incidents of fraud and other financial crimes have increased. In addition, the widespread use of artificial intelligence also has increased potential for fraud and misuse. While we have also experienced losses due to apparent fraud or other crimes, thus far such losses have been relatively insignificant. Although we have implemented and maintained several robust policies, procedures, and trainings to prevent such losses, and have additional fraud tools and resources, such measures may not be able to prevent significant financial losses as a result of fraudulent activity.

We face significant competition from other financial institutions and financial services providers, which may materially and adversely affect us.

Consumer and commercial banking is highly competitive. Our markets contain a large number of community and regional banks as well as a significant presence of the country’s largest commercial banks. We compete with other state and national financial institutions, including savings and loan associations, savings banks and credit unions, for deposits and loans. In addition, we compete with financial intermediaries, such as consumer finance companies, mortgage banking companies, insurance companies, securities firms, trust companies, mutual funds and several government agencies, as well as major retailers, in providing various types of loans and other financial services. Some of these competitors have a long history of successful operations in our markets, greater ties to local businesses and more expansive banking relationships, as well as better established depositor bases. Some of our competitors also have greater resources and access to capital and possess an advantage by being capable of maintaining numerous banking locations in more convenient sites, operating more ATMs and conducting extensive promotional and advertising campaigns or operating a more developed online banking platform. Competitors may also exhibit a greater tolerance for risk and behave more aggressively with respect to pricing in order to increase their market share. In addition, the effects of disintermediation can also impact the banking business because of the fast growing body of fintech companies that use software to deliver mortgage lending, payment services and other financial services. We expect competition to intensify due to financial institution consolidation, technological changes, and the emergence of alternative banking services and service providers.

Our ability to compete successfully depends on a number of factors, including, among others:

●

the ability to develop, maintain and build upon long-term client relationships based on quality service, effective and efficient products and services, high ethical standards and safe and sound assets;

●	the scope, relevance and pricing of products and services offered to meet client needs and demands;
●	the rate at which we introduce new products and services, including internet-based or other digital services, relative to our competitors;
●	the ability to attract and retain highly qualified associates to operate our business;
●	the ability to expand our market position;
●	client satisfaction with our level of service;
●	the ability to invest in or leverage new technologies such as artificial intelligence and those relative to our digital banking platform;
●	the ability to operate our business effectively and efficiently; and
●	industry and general economic trends.

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

If we violate U.S. Department of Housing and Urban Development (“HUD”) lending requirements or if the federal government shuts down or otherwise fails to fully fund the federal budget, our commercial Federal Housing Administration (“FHA”) origination business could be adversely affected.

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

We service the loans held on our balance sheet, and loan servicing is subject to extensive regulation by federal, state and local governmental authorities as well as to various laws and judicial and administrative decisions imposing requirements and restrictions on those activities. The volume of new or modified laws and regulations has increased in recent years and, in addition, some individual municipalities have begun to enact laws that restrict loan servicing activities such as delaying or temporarily preventing foreclosures or forcing the modification of certain mortgages.

In addition, various consumer lending laws have been adopted to prohibit or restrict certain practices such as steering borrowers away from more affordable products, selling unnecessary insurance to borrowers, repeatedly refinancing loans and making loans without a reasonable expectation that the borrowers will be able to repay the loans irrespective of the value of the underlying property. Despite our efforts to comply with such laws, we may still face liability with respect to our lending and loan investment activities.

These laws increase our cost of doing business, and if regulators impose new or more restrictive requirements, we may incur significant additional costs to comply with such requirements or such requirements may negatively impact our revenues, which may further adversely affect us. Our failure to comply with these laws and regulations could possibly lead to: civil and criminal liability; damage to our reputation in the industry; fines and penalties and litigation, including class action lawsuits; and administrative enforcement actions. Any of these outcomes could materially and adversely affect us. There is also uncertainty regarding what legislative or regulatory changes may occur as a result of changes in government leadership resulting from elections, or, if changes occur, the ultimate effect they would have upon our financial condition or results of operations.

The value of our mortgage and SBA servicing rights can decline during periods of falling interest rates, and we may be required to take a charge against earnings for the decreased value.

A mortgage servicing right (“MSR”) is the right to service a mortgage loan for a fee. Similarly, an SBA servicing right is the right to service SBA loans sold for a fee. We capitalize servicing rights when we originate mortgage or SBA loans and retain the servicing rights after we sell the loans. We carry servicing rights at the lower of amortized cost or estimated fair value.

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

Changes in the assumptions underlying our acquisition method of accounting, including methodology regarding the recording of goodwill as a result of acquisitions, or other significant accounting estimates could affect our financial information and have a material adverse effect on our financial results.

A material portion of our financial results is based on, and subject to, significant assumptions and subjective judgments. As a result of our acquisitions, our financial information is influenced by the application of the acquisition method of accounting, which requires us to make complex assumptions, and these assumptions materially affect our financial results. As such, any financial information generated through the use of the acquisition method of accounting is subject to modification or change. If our assumptions are incorrect and we change or modify our assumptions, it could have a material adverse effect on our profitability or our previously reported financial results. Additionally, a change in our accounting estimates, such as our ability to realize deferred tax assets or the need for a valuation allowance could have a material adverse effect on our financial results.

In addition, we have recognized goodwill as an intangible asset on the balance sheet in connection with several acquisitions. Under current accounting standards, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying value. We evaluate goodwill using a combined qualitative and quantitative impairment approach. A significant and sustained decline in the Company’s stock price and market capitalization, a significant decline in the Company’s expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in a finding of impairment of goodwill or other intangible assets. If we were to conclude that a future write-down of goodwill or other intangible assets is necessary, then the Company would record the appropriate charge to earnings, which could have material adverse effect on our results of operations or financial condition.

We may be required to repurchase mortgage loans or reimburse investors and others as a result of breaches in contractual representations and warranties.

We sell residential mortgage loans to various parties, including GSEs and other financial institutions that purchase mortgage loans for investment or private label securitization. The agreements under which we sell mortgage loans and the insurance or guaranty agreements with the FHA and U.S. Veterans Affairs contain various representations and warranties regarding the origination and characteristics of the mortgage loans, including ownership of the loan, compliance with loan criteria set forth in the applicable agreement, validity of the lien securing the loan, absence of delinquent taxes or liens against the property securing the loan, fraudulent documentation and compliance with applicable origination laws. If any of these items prove defective or insufficient, we may be required to repurchase mortgage loans, indemnify the investor or insurer, or reimburse the investor or insurer for credit losses incurred on loans in the event of a breach of contractual representations or warranties that is not remedied within a period (usually 90 days or less) after we receive notice of the breach. Contracts for mortgage loan sales to the GSEs include various types of specific remedies and penalties that could be applied to inadequate responses to repurchase requests. Similarly, the agreements under which we sell mortgage loans require us to deliver various documents to the investor, and we may be obligated to repurchase any mortgage loan as to which the required documents are not delivered or are defective. We may see increased rates of repurchase or indemnification demands or indemnification as a result of self-reporting of identified errors in our mortgage loan portfolio. For instance, as part of our normal review process, we discovered irregularities in mortgage loan applications in one of our offices that prompted an internal investigation. While certain loan files may still be under review by outside investors, we do not expect the matter to materially or adversely affect our business or financial condition or results.

We establish a mortgage repurchase liability related to the various representations and warranties that reflect management's estimate of losses for loans which we have a repurchase obligation. Our mortgage repurchase liability represents management's best estimate of the probable loss that we may expect to incur for the representations and warranties in the contractual provisions of our sales of mortgage loans. Because the level of mortgage loan repurchase losses depends upon economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of the liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment. If economic conditions and the housing market deteriorate or future investor repurchase demand and our success at appealing repurchase requests differ from past experience, we could experience increased repurchase obligations and increased loss severity on repurchases, requiring additions to the repurchase liability. Furthermore, such breaches in contractual representations and warranties could adversely affect our reputation.

We face risks due to our mortgage banking activities that could negatively impact net income and profitability.

We sell a majority of the mortgage loans that we originate. The sale of these loans generates non-interest income and can be a source of liquidity for the Banks. Diminished demand in the secondary market for the purchase of residential mortgage loans as well as declines in real estate values could result in various issues including:

●	our inability to sell mortgage loans on the secondary market, which could negatively impact our liquidity position;
●	declines in real estate values could decrease the potential of mortgage originations, which could negatively impact our earnings;
●	if it is determined that loans were made in breach of our representations and warranties to the secondary market, we could incur losses associated with the loans;
●	increased compliance requirements, could result in higher compliance costs, higher foreclosure proceedings or lower loan origination volume, all which could negatively impact future earnings.

Risks Relating to our Growth Strategy

We may not be able to effectively manage our growth or other expansionary activity.

Our expansionary activity, whether through de novo branching, acquisitions (including Cambr), organic growth or the implementation of our digital banking strategy, including through the buildout of 2UniFi, has placed, and may continue to place, significant demands on our operations and management. The success of our expansionary activity is dependent upon our ability to:

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

If we are unable to identify and consummate attractive acquisitions, or continue to increase loans through organic loan growth, we may be unable to successfully implement our growth strategy, and our results of operations and financial condition could be materially and adversely affected .

We intend to continue to grow our business through organic loan growth and strategic acquisitions of financial services franchises. Previous availability of attractive acquisition targets may not be indicative of future acquisition opportunities, and we may be unable to identify any acquisition targets that meet our investment objectives. As our acquired loan portfolio is paid down, we expect downward pressure on our income to the extent that the runoff is not replaced with other organically originated loans. As a result of the foregoing, if we are unable to replace loans in our existing portfolio with comparable loans, our results of operations could be materially and adversely affected. Our financial condition could also be materially and adversely affected if we choose to pursue riskier higher-yielding loans that fail to perform.

Projected operating results for businesses acquired by us may be inaccurate and may vary significantly from actual results. To the extent that we make future acquisitions, we may not be able to realize the value we predict from these assets or make sufficient provision for future losses in the value of, or accurately estimate the future write-downs to be taken in respect of, these assets.

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

We may face increased risk of claims and litigation relating to our fiduciary responsibilities in connection with our trust and wealth management business.

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

We are subject to extensive regulation, supervision, executive orders and legislation by federal and state regulators and bodies, that govern almost all aspects of our operations. Intended to protect clients, depositors and the DIF, these laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which we can engage (including foreclosure and collection practices), limit the dividends or distributions that we can pay, restrict the ability of institutions to guarantee our debt, and impose certain specific accounting requirements on us that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than GAAP. Compliance with laws and regulations, including the effects of the Dodd Frank Act Wall Street Reform and Consumer Protection Act of 2010, can be difficult and costly, and changes to laws and regulations often impose additional compliance costs.

We may face various risks related to the extensive government regulation and supervision of our business, including by our current federal and state regulators, as well as other government entities that may become our regulators in the future. These risks include pending and future laws, executive orders and regulations that may adversely impact our business, as well as supervisory and other actions that may be taken against us by our regulators. The legislative, regulatory and supervisory environment is beyond our control, may change rapidly and unpredictably, and may negatively influence our revenue, costs, earnings, growth, liquidity and capital levels. Our failure to comply with these laws and regulations, or effectively navigate this complex regulatory or supervisory landscape, even if the failure follows good faith effort or reflects a difference in interpretation, could negatively impact our revenues or subject us to restrictions on our business activities, fines and other penalties, or damage to our reputation with regulators, our customers or the public, any of which could materially and adversely affect us.

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

As of December 31, 2024, we had total assets of approximately $9.8 billion. We anticipate that our assets will exceed $10 billion in 2025. When our assets remain above this threshold for the statutorily required time period, we may become subject to heightened regulatory and financial impacts as a result of CFPB oversight. We have incurred and will continue to incur additional costs to implement processes, procedures, and monitoring of compliance with these increased regulatory requirements. The effect of any presently contemplated or future changes in the laws or regulations or their interpretations is uncertain, especially with respect to the current administration’s regulatory position. The results or implementation of these changes could be materially adverse to the Company’s investors and its results of operations.

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

A capital injection may be required at times when we do not have the resources to provide it and, therefore, we may be required to borrow the funds or raise additional equity capital from third parties. Any loans by a holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of the subsidiary bank. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the holding company’s general unsecured creditors, including the holders of its indebtedness. Any financing that must be done by the holding company in order to make the required capital injection may be difficult and expensive and may not be available on attractive terms, or at all, which likely would have a material adverse effect on our financial condition, our stock price and our ability to pay dividends to our shareholders.

Our and our subsidiaries’ ability to pay dividends is subject to regulatory limitations.

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

The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The DOJ and other federal agencies are responsible for enforcing these laws and regulations. A successful challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, and restrictions on expansion activity. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The federal Bank Secrecy Act, the USA PATRIOT Act and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The Federal Financial Crimes Enforcement Network, established by the U.S. Treasury Department to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements, and engages in coordinated enforcement efforts with the individual federal banking regulators, as well as the DOJ, Drug Enforcement Administration, and Internal Revenue Service. There is also increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control. If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that we may acquire in the future are deficient, we would be subject to liability, including fines and regulatory actions (such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans), which could materially and adversely affect us. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.

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

Item 1B.    UNRESOLVED STAFF COMMENTS.

None

Item 1C.    CYBERSECURITY.

Our risk management program is designed to identify, assess, manage, and mitigate risks across various aspects of our Company, including, but not limited to, financial, operational, regulatory, reputational, and legal. Cybersecurity is a critical component of this program, given the increasing reliance on technology and potential of cyber threats.

The Company’s cybersecurity risk management program consists of a layered cybersecurity approach and is organized pursuant to prevailing guidance such as the Federal Financial Institutions Examination Council, including its underlying handbooks and assessment tools, and incorporates guidance issued by the National Institute of Standards and Technology and the Cybersecurity Infrastructure and Security Agency. The Company’s cybersecurity risk management program is designed to ensure the Company's data, information systems, networks and devices are appropriately protected from a variety of threats and that our third parties with access to the Company’s data take similar precautions. Regular risk assessments are conducted to validate control requirements and ensure that the Company’s information is protected at a level commensurate with its sensitivity and value. Preventative and detective security controls are employed on all media where information is stored, the systems that process it, and infrastructure components that facilitate its transmission to ensure the confidentiality, integrity, and availability of Company information. These controls include, but are not limited to, access control, data encryption, data loss prevention, incident response, security monitoring, third-party risk management, and vulnerability management.

The Company's cybersecurity risk management program and strategy are regularly assessed by consultants, regulatory authorities, and external auditors. The Company’s Enterprise Risk Management department also plays a crucial role in monitoring the program by internally conducting regular cyber maturity assessments. Cybersecurity processes are adjusted as needed based on the information gathered from these internal and external assessments to ensure that the program is aligned with the Company's business objectives, is designed to address evolving cybersecurity threats, satisfies regulatory requirements, and conforms with industry standards.

The Company, through its Enterprise Risk Management, Enterprise Technology, and Internal Audit departments, actively maintains and monitors various systems, controls and surveillance measures that are intended to mitigate cybersecurity risks including:

●	Layered security controls monitoring traffic to and within the Company that identify and block suspicious activity, with system configurations that align with industry best practices.
●	Preventative and detective controls to identify adverse internal and external trends and analyze the Company’s response mechanisms.
●	Annual network and penetration testing by reputable third parties to evaluate the Company's suite of security controls and tools and identify potential vulnerabilities.
●	Regular cybersecurity and information security awareness training for associates, supplemented with recurring social engineering tests.
●	Conducting regular cyber maturity assessments to ensure the Company is prepared to manage and respond to cybersecurity threats.
●	An incident response plan that outlines the steps the Company will take to respond to a cybersecurity incident, which is tested on a periodic basis.
●	Recurring audit and oversight of all critical third parties within the Company's digital ecosystem to identify risks and adverse trends and monitor their compliance with our cybersecurity requirements.
●	Use of external subject matter experts to provide threat intelligence and updates on trends and emerging schemes.
●	Annual risk and self-assessments against established industry frameworks to ensure best practices are in place and the Company’s risk assessment continues to evolve.
●	Carrying out regular trainings and tests, including phishing simulation tests, to ensure the Company’s associates remain vigilant with regards to cybersecurity threats.

●	Annual testing from a business continuity perspective, including annual business impact analysis reviews, annual testing of all critical departments, systems and third parties, and established back-up, replication, and restoration to help ensure continuity of operations.

Our internal systems, processes, and controls are designed to mitigate loss from cyberattacks and, if necessary, remediate any potential damage. While we have experienced cybersecurity incidents in the past, to date, risks from cybersecurity threats have not materially affected the Company's business, financial condition, and results of operations. However, the sophistication of cyber threats continues to increase, and the Company’s cybersecurity risk management and strategy may be insufficient or may not be successful in protecting against all cyber incidents. Accordingly, no matter how well designed or implemented the Company’s controls are, it will not be able to anticipate all cybersecurity breaches, and it may not be able to implement effective preventive measures against such security breaches in a timely manner. For more information on how cybersecurity risk may materially affect the Company’s business strategy, results of operations or financial condition, please refer to Item 1A Risk Factors.

Governance

The Company’s Board of Directors is charged with overseeing the establishment and execution of the Company’s Risk Management program and monitoring adherence to related policies required by applicable statutes, regulations and principles of safety and soundness. Consistent with this responsibility, the Board has delegated primary oversight responsibility over the Company’s risk management program, including oversight of cybersecurity risk management, to the Audit & Risk Committee of the Board.

The Company’s Chief Risk Management Officer reports directly to the CEO and chairs the Company’s management-level Enterprise Risk Management Committee, through which the Company’s executive team manages and oversees the Company’s entire risk management program, including cybersecurity risk management. In addition, the Company’s Chief Information Security Officer (“CISO”) reports directly to the Chief Risk Management Officer and works in tandem with the Company’s Enterprise Technology Department. The Enterprise Technology department is responsible for the Company’s information systems and for building and maintaining cybersecurity defenses within the Company’s technology systems. The Company’s Chief Technology Officer (“CTO”) reports directly to the CEO and leads the Enterprise Technology Department. Collectively, the Enterprise Technology and Enterprise Risk Management Departments work together to oversee the day-to-day management and implementation of the Company’s cybersecurity risk management program.

The Company’s Internal Audit Department, including third parties engaged by Internal Audit, evaluate the overall effectiveness of the Bank’s cybersecurity risk management strategy which is reported to the Audit & Risk Committee of the Board. In addition, the Enterprise Technology and Enterprise Risk Management Departments provide reports to the Audit & Risk Committee of the Board discussing items such as the Departments’ efforts to prevent, detect, mitigate, and potentially remediate cybersecurity risks, cybersecurity status updates, and current cybersecurity trends in the banking industry. Finally, the Company’s Board participates in training at least annually on the Directors’ role in managing cybersecurity risks.

The Company’s CISO has over 15 years of prior work experience, which includes managing information security and operational risk, developing cybersecurity strategy and incident responses, implementing effective information and cybersecurity programs, preventing fraud and social engineering, and ensuring business continuity and proper third party management. The Company’s CTO has over 25 years of prior work experience in cybersecurity and data center management and design, 16 years of which has been devoted to the financial and banking sectors. The Enterprise Technology Department is comprised of a team of subject matter experts in security operations, network architecture, cyber and information security governance and cybersecurity/network operations.

Item 2.       PROPERTIES.

Our principal executive offices are located in the Denver Tech Center area immediately south of Denver, Colorado and cover approximately 47,000 square feet. We also have approximately 57,000 square feet of office and operations space in Kansas City, Missouri. At December 31, 2024, we operated 37 banking centers in Colorado, 21 in Missouri, 11 in Kansas, nine in

Wyoming, eight in Utah, two in Texas, four in New Mexico and two in Idaho. Of these banking centers, 65 were owned and 29 locations were leased.

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

Item 4.       MINE SAFETY DISCLOSURES.

None.

PART II

Item 5.       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Registrant’s Common Equity

Shares of the Company’s common stock are traded on the New York Stock Exchange under the symbol “NBHC”. The Company had 212 shareholders of record as of February 21, 2025. Management estimates that the number of beneficial owners is significantly greater.

Performance Graph

The following graph presents a comparison of the Company’s performance to the indices named below. It assumes $100 invested on December 31, 2019, with dividends invested on a total return basis.

	Period Ending
Index	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
NBHC	100.00	95.54	130.93	128.11	116.81	139.10
KBW Regional Banking Index	100.00	91.32	124.78	116.15	115.69	130.96
Russell 2000 Index	100.00	119.93	137.67	109.50	127.98	142.73

The following table sets forth information about our repurchases of our common stock during the fourth quarter of 2024:

				Maximum
			Total number of	approximate dollar
			shares purchased	value of shares
			as part of publicly	that may yet be
	Total number	Average price	announced plans	purchased under the
Period	of shares purchased	paid per share	or programs	plans or programs(2)
October 1 - October 31, 2024(1)	7,206	$44.37	—	$50,000,000
November 1 - November 30, 2024(1)	552	48.57	—	50,000,000
Total	7,758	44.67	—

(1)

Represents shares purchased other than through publicly announced plans purchased pursuant to the Company’s stock incentive plans at the then current market value in satisfaction of stock option exercise prices, settlements of restricted stock and tax withholdings.

(2)

On May 9, 2023, the Company’s Board of Directors authorized a new program to repurchase up to $50.0 million of the Company’s stock from time to time in either the open market or through privately negotiated transactions. The remaining authorization under the program as of December 31, 2024 was $50.0 million.

Securities Authorized for Issuance under Equity Compensation Plans

During the second quarter of 2023, shareholders approved the 2023 Omnibus Incentive Plan (the “2023 Plan”). The 2023 Plan replaces the 2014 Omnibus Incentive Plan (“the Prior Plan”), pursuant to which the Company granted equity awards prior to the approval of the 2023 Plan. Under the 2023 Plan, the Compensation Committee of the Board of Directors has the authority to grant, from time to time, awards of options, stock appreciation rights, restricted stock, restricted stock units, performance units, other stock-based awards, or any combination thereof to eligible persons. As of December 31, 2024, the aggregate number of Company common stock available for issuance under the 2023 Plan was 1,000,062 shares.

During the second quarter of 2015, shareholders approved the Company’s 2014 Employee Stock Purchase Plan (“ESPP”). The ESPP allows employees to purchase shares of common stock up to a limit of $25,000 per calendar year or 2,000 shares per offering period. The price an employee pays for shares is 90% of the fair market value of Company common stock on the last day of the offering period. As of December 31, 2024, the aggregate number of Company common stock available for issuance under the ESPP was 214,530 shares.

See note 16 to the consolidated financial statements for further detail related to these equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity plans approved by security holders	563,992	$32.90	1,214,592
Equity plans not approved by security holders	—	—	—
Total	563,992	32.90	1,214,592

Item 6.       [RESERVED]

Item 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management's discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes as of and for the years ended December 31, 2024, 2023, and 2022, and with the other financial and statistical data presented in this annual report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that may cause actual results to differ materially from management's expectations. Factors that could cause such differences are discussed in the section entitled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” and should be read herewith.

Management’s discussion focuses on 2024 results compared to 2023. For a discussion of 2023 results compared to 2022, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

All amounts are in thousands, except share and per share data, or as otherwise noted.

Overview

Our focus is on building relationships by creating a win-win scenario for our clients and our Company. We believe in providing solutions and services to our clients that are based on fairness and simplicity. We have established a solid financial services franchise with a sizable presence for deposit gathering and building client relationships necessary for growth. We have executed on strategic acquisition opportunities to expand our presence in attractive markets and to diversify our revenue streams. Additionally, we are innovating and building strategic fintech partnerships with the goal of delivering a comprehensive digital financial ecosystem for our clients. We are focused on providing small and medium-sized businesses with alternative digital access to address borrowing, depository and cash management needs, while also providing information management and access to digital payment tools, under the safety of a regulated bank. We believe that our established presence in our core markets of Colorado, the greater Kansas City region, Utah, Wyoming, Texas, New Mexico and Idaho, as well as our ongoing investment in digital solutions and strategic acquisitions, position us well for growth opportunities. As of December 31, 2024, we had $9.8 billion in assets, $7.8 billion in loans, $8.2 billion in deposits, $1.3 billion in equity and $994.3 million in assets under management in our trust and wealth management business.

Operating Highlights

Profitability and returns

●

Net income totaled $118.8 million, or $3.08 per diluted share, for the year ended December 31, 2024, compared to net income of $142.0 million, or $3.72 per diluted share, for the year ended December 31, 2023. During the fourth quarter of 2024, the Company sold $132.1 million of available-for-sale (“AFS”) investment securities on the open market as part of the Company’s strategic balance sheet management resulting in a pre-tax loss of $6.6 million. Proceeds from the sale have been redeployed into higher yielding securities. Adjusting for the non-recurring loss on AFS security sales included in 2024, net income totaled $123.9 million and diluted earnings per share totaled $3.22.

●

The return on average tangible assets was 1.30% for 2024, compared to 1.57% for 2023. Adjusting for the non-recurring loss on AFS security sales included in 2024, the return on average tangible assets for the year ended December 31, 2024 was 1.36%.

●

The return on average tangible common equity was 13.65% for 2024, compared to 18.23% for 2023. Adjusting for the non-recurring loss on AFS security sales included in 2024, the return on average tangible common equity for the year ended December 31, 2024 was 14.20%.

Strategic execution

●	Delivered tangible book value per share growth of 11.0% over the prior year to $25.28.
●

Continued to invest in digital solutions for our clients through our financial eco-system, 2UniFi, for small and medium-sized businesses that we believe will increase access to financial services while reducing the costs of banking services. In conjunction with the continued investment in the 2UniFi buildout, the Company incurred $13.0 million of non-interest expense during the year ended December 31, 2024, primarily within salaries and benefits, occupancy and equipment, and professional fees.
●	Continued to expand diversified fee income with growth from Cambr, trust and wealth, SBA gain on sale and swap fee revenue streams.
●

Fully taxable equivalent (“FTE”) net interest margin expanded 12 basis points to 3.99% during the fourth quarter of 2024, compared to the third quarter of 2024 as a result of disciplined deposit pricing.

●

The Company prudently manages liquidity and maintains a profile focused on core deposits and stable, long-term and diversified funding sources. The investment securities portfolio has a short average duration, and, at December 31, 2024, the Company’s interest rate risk model indicated a fairly neutral position in terms of interest rate sensitivity.

●

During the year ended December 31, 2024, the Company utilized funding provided by 4.7% growth in average total deposits to pay down Federal Home Loan Bank advances from $340.0 million at December 31, 2023 to $50.0 million at December 31, 2024, improving the Company’s balance sheet funding mix.

Loan portfolio

●	Total loans ended the year at $7.8 billion increasing $52.4 million, or 0.7%, since December 31, 2023.
●

Generated loan fundings totaling $1.5 billion, during the year ended December 31, 2024, with a weighted average new loan origination rate of 8.3%. Commercial loan fundings totaled $1.0 billion with a weighted average new loan origination rate of 8.3%.

●

Maintained a conservatively structured loan portfolio represented by diverse industries and concentrations with most industry sector concentrations at 15% or less of total loans and all concentration levels remain well below our self-imposed limits.

●	Non-owner occupied CRE loans were 152.6% of the Company’s risk based capital, or 23.4% of total loans, and no specific property type comprised more than 10.0% of total loans at December 31, 2024.
●	The Company maintains very little exposure to non-owner occupied CRE retail properties and office properties, comprising 2.0% and 1.3% of total loans, respectively, at December 31, 2024.
●	Multi-family loans totaled $321.8 million, or 4.2% of total loans as of December 31, 2024.
●	We do not originate high-dollar non-amortizing or balloon payment mortgage loans to our clients.

Credit quality

●	Allowance for credit losses totaled 1.22% of total loans at December 31, 2024, compared to 1.27% at December 31, 2023.
●

The Company recorded provision expense for credit losses of $6.8 million for the year ended December 31, 2024, driven by loan growth and higher reserve requirements. For the year ended December 31, 2023, the Company recorded provision expense for credit losses of $8.3 million, primarily driven by loan growth and higher reserve requirements.

●

Credit quality remained solid, as non-performing loans (comprised of non-accrual loans and non-accrual modified loans) totaled 0.46% of total loans at December 31, 2024, compared to 0.37% at December 31, 2023. Non-performing assets to total loans and OREO totaled 0.47% at December 31, 2024, compared to 0.42% at December 31, 2023.

●	Net charge-offs of $9.8 million and $1.1 million were recorded during 2024 and 2023, respectively. Net charge-offs to average total loans totaled 0.13% and 0.02% for 2024 and 2023, respectively.

Client deposit funded balance sheet

.9
●	Average total deposits for the year ended December 31, 2024 increased $374.4 million, or 4.7%, to $8.3 billion.
●	Average transaction deposits for the years ended December 31, 2024 increased $325.4 million, or 4.7%, to $7.3 billion.
●	The mix of transaction deposits to total deposits was 87.6% and 88.0% at December 31, 2024 and 2023, respectively.
●	Cost of deposits totaled 2.23% during the year ended December 31, 2024, compared to 1.37% for the prior year.
●	Approximately 78% of our deposits were FDIC insured as of December 31, 2024.

Liquidity

.9
●	On-balance sheet liquidity totaled $447.8 million as of December 31, 2024 and was comprised of $127.8 million of cash and $320.0 million of unencumbered investments.
●

Liquidity is monitored and managed to ensure that sufficient funds are available on-demand to meet our business needs. At December 31, 2024, the Company’s available secured and committed borrowing capacity at the FHLB and Federal Reserve totaled $2.7 billion. The Company also accesses a variety of other short-term and long-term unsecured funding sources, which includes access to Cambr platform deposits, multiple brokered deposit platform options and lines of credit.

●

Our investment securities portfolio has a short average duration and is largely backed by U.S government or government sponsored entities giving us confidence we will not realize material losses. Regarding the fair value of investment securities, our accumulated other comprehensive loss does not have a material impact on our capital position. Our tangible common equity capital ratio, which includes the accumulated other comprehensive loss, totaled 10.2% at December 31, 2024, compared to 9.0% as of December 31, 2023.

Revenues

●	FTE net interest income totaled $352.5 million for the year ended December 31, 2024, compared to $368.1 million for the prior year.
●

The FTE net interest margin narrowed 23 basis points to 3.85% for the year ended December 31, 2024, compared to the prior year. The yield on earning assets increased 40 basis points, which was more than offset by an increase in the costs of funds. The cost of funds totaled 2.27% during the year ended December 31, 2024, compared to 1.58% during 2023.

●

Non-interest income totaled $61.2 million during the year ended December 31, 2024, compared to $63.9 million for the year ended December 31, 2023. Excluding $6.6 million of pre-tax non-recurring loss on AFS security sales in 2024, non-interest income increased $3.9 million primarily driven by our diversified sources of fee revenue including increases in SBA gain on sale income, trust income, Cambr income and swap fee income. Partially offsetting these increases was a $2.4 million decrease in mortgage banking income, as the sustained higher-interest rate environment during the year resulted in lower mortgage volume.

Expenses

●	During the year ended December 31, 2024, the FTE efficiency ratio, excluding other intangible assets amortization and adjusted for loss on AFS security sales, improved 438 basis points to 58.69%.
●

Non-interest expense totaled $254.6 million during the year ended December 31, 2024, representing an increase of $12.6 million, or 5.2%, compared to the year ended December 31, 2023, largely due to an ongoing investment in technology including specialized technology associates hired in 2024.

●	Income tax expense totaled $26.4 million during 2024, compared to $33.6 million during 2023, driven by lower pre-tax income. The 2024 and 2023 effective tax rates were 18.2% and 19.1%, respectively.

Strong capital position

●

Capital ratios continue to be strong and in excess of federal bank regulatory agency “well capitalized” thresholds. At December 31, 2024, our consolidated tier 1 leverage ratio was 10.69%, and our common equity tier 1 and consolidated tier 1 risk based capital ratios were 13.20%.

●

Common book value per share increased $2.19 to $34.29 at December 31, 2024. The tangible common book value per share increased $2.51, or 11.0%, to $25.28 from December 31, 2023 to December 31, 2024 as earnings and a $0.17 improvement in accumulated other comprehensive loss driven by changes in the interest rate environment, outpaced the quarterly dividends.

Key Challenges

Macroeconomic pressures have resulted in volatility and uncertainty in the banking industry. The sustained higher-interest rate environment, declines in the fair value of securities, lack of available funding, uninsured deposits and risk from concentrations in loan and deposit segments along with declines in commercial real estate property values are drawing increased scrutiny on financial institutions. Liquidity within the financial services sector has tightened, and we expect the intense competition for deposits throughout our markets to continue. While these are widespread challenges for the banking industry, the Company has not experienced a material impact to our financial condition, operations, client base, liquidity, capital position or risk profile.

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

Future growth in our interest income will ultimately be dependent on our ability to originate high-quality loans and other high-quality earning assets such as investment securities as well as our ability to access liquidity and manage our cost of funds. During the years ended December 31, 2023 and 2022, the Federal Reserve increased prevailing interest rates by a total of 100 and 425 basis points, respectively. In the second half of 2024, the Federal Reserve decreased the prevailing interest rates by a total of 100 basis points. While further cuts in 2025 remain unclear, our future earnings will be impacted by the Federal Reserve’s future interest rate policy decisions. Management employs risk management policies to monitor and limit exposure to changes in market rates, which is discussed in more detail in the Asset/Liability Management and Interest Rate Risk section of Management’s Discussion and Analysis.

Summary of Selected Historical Consolidated Financial Data

The following table sets forth a summary of selected historical financial information derived from our audited consolidated financial statements as of and for the five years ended December 31, 2024. This information should be read together with the related notes thereto included elsewhere in this annual report. Such information is not necessarily indicative of anticipated future results. All amounts are presented in thousands, except share and per share data, or as otherwise noted.

Consolidated Statements of Financial Condition Data:

	December 31,	December 31,	December 31,	December 31,	December 31,
	2024	2023	2022	2021	2020
Cash and cash equivalents	$127,848	$190,826	$195,505	$845,695	$605,565
Investment securities available-for-sale (at fair value)	527,547	628,829	706,289	691,847	661,955
Investment securities held-to-maturity	533,108	585,052	651,527	609,012	376,615
Non-marketable securities	76,462	90,477	89,049	50,740	17,260
Loans(1)	7,751,143	7,698,758	7,220,469	4,513,383	4,353,726
Allowance for credit losses	(94,455)	(97,947)	(89,553)	(49,694)	(59,777)
Loans, net	7,656,688	7,600,811	7,130,916	4,463,689	4,293,949
Loans held for sale	24,495	18,854	22,767	139,142	247,813
Other real estate owned	662	4,088	3,731	7,005	4,730
Premises and equipment, net	196,773	162,733	136,111	96,747	106,982
Goodwill and other intangible assets, net	364,475	372,068	339,019	127,349	132,955
Other assets	299,635	297,326	298,329	182,785	212,126
Total assets	$9,807,693	$9,951,064	$9,573,243	$7,214,011	$6,659,950
Deposits	$8,237,893	$8,190,391	$7,872,626	$6,228,173	$5,676,232
Long-term debt, net	54,511	54,200	53,890	39,478	—
Other liabilities	210,214	493,666	554,525	106,254	163,027
Total liabilities	8,502,618	8,738,257	8,481,041	6,373,905	5,839,259
Total shareholders' equity	1,305,075	1,212,807	1,092,202	840,106	820,691
Total liabilities and shareholders' equity	$9,807,693	$9,951,064	$9,573,243	$7,214,011	$6,659,950

(1)	Total loans are net of unearned discounts and deferred fees and costs.

Consolidated Statements of Operations Data:

	December 31,	December 31,	December 31,	December 31,	December 31,
	2024	2023	2022	2021	2020
Interest income	$538,268	$495,415	$284,688	$200,965	$218,002
Interest expense	192,880	133,464	17,853	13,821	25,056
Net interest income	345,388	361,951	266,835	187,144	192,946
Provision expense (release) for credit losses	6,755	8,295	36,729	(9,293)	17,630
Net interest income after provision for credit losses	338,633	353,656	230,106	196,437	175,316
Non-interest income	61,231	63,917	67,312	110,364	140,258
Non-interest expense	254,617	241,971	211,234	191,830	206,177
Income before income taxes	145,247	175,602	86,184	114,971	109,397
Income tax expense	26,432	33,554	14,910	21,365	20,806
Net income	$118,815	$142,048	$71,274	$93,606	$88,591
Share Information:
Earnings per share, basic	$3.10	$3.74	$2.20	$3.04	$2.87
Earnings per share, diluted	3.08	3.72	2.18	3.01	2.85
Dividends paid	1.12	1.04	0.94	0.87	0.80
Book value per share	34.29	32.10	29.04	28.04	26.79
Tangible common book value per share(1)	25.28	22.77	20.63	24.33	23.09
Total shareholders' equity to total assets	13.31%	12.19%	11.41%	11.65%	12.32%
Tangible common equity to tangible assets(1)	10.16%	8.96%	8.38%	10.26%	10.80%
Weighted average common shares outstanding, basic	38,212,304	37,937,579	32,360,005	30,727,566	30,857,086
Weighted average common shares outstanding, diluted	38,419,125	38,111,208	32,680,932	31,068,159	31,075,857
Common shares outstanding	38,054,482	37,784,851	37,608,519	29,958,764	30,634,291

(1)

Tangible book value per share and tangible common equity to tangible assets are non-GAAP financial measures. We believe that the most directly comparable GAAP financial measures are book value per share and total shareholders’ equity to total assets. See the reconciliation under “About Non-GAAP Financial Measures.”

Key Metrics

	As of and for the years ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2024	2023	2022	2021	2020
Return on average assets	1.20%	1.45%	0.91%	1.33%	1.40%
Return on average tangible assets(1)	1.30%	1.57%	0.95%	1.37%	1.44%
Return on average tangible assets, adjusted(1)(2)	1.36%	1.57%	1.32%	1.37%	1.44%
Return on average equity	9.41%	12.29%	7.88%	11.06%	11.24%
Return on average tangible common equity(1)	13.65%	18.23%	9.91%	12.87%	13.27%
Return on average tangible common equity, adjusted(1)(2)	14.20%	18.23%	13.75%	12.87%	13.27%
Loan to deposit ratio (end of period)(3)	94.09%	94.00%	91.72%	72.47%	76.70%
Non-interest bearing deposits to total deposits (end of period)	26.87%	28.83%	39.82%	40.24%	37.19%
Net interest margin(4)	3.77%	4.01%	3.65%	2.87%	3.33%
Net interest margin FTE(1)(4)(5)	3.85%	4.08%	3.73%	2.95%	3.42%
Interest rate spread FTE(1)(5)(6)	2.87%	3.26%	3.54%	2.79%	3.21%
Yield on earning assets(7)	5.88%	5.49%	3.90%	3.08%	3.76%
Yield on earning assets FTE(1)(5)(7)	5.96%	5.56%	3.97%	3.16%	3.85%
Cost of funds	2.27%	1.58%	0.26%	0.23%	0.46%
Cost of deposits	2.23%	1.37%	0.22%	0.23%	0.45%
Non-interest income to total revenue FTE(5)(8)	14.80%	14.80%	19.82%	36.46%	41.46%
Non-interest expense to average assets	2.57%	2.48%	2.70%	2.73%	3.26%
Efficiency ratio	62.62%	56.82%	63.22%	64.48%	61.88%
Efficiency ratio excluding other intangible assets amortization FTE, adjusted(1)(2)(5)	58.69%	54.31%	57.07%	62.99%	60.59%
Pre-provision net revenue	$152,002	$183,897	$122,913	$105,678	$127,027
Pre-provision net revenue FTE(1)(5)	159,096	189,996	128,425	110,839	132,130
Pre-provision net revenue FTE, adjusted(1)(2)(5)	165,678	189,996	143,492	110,839	132,130

Total Loans Asset Quality Data(3)(9)(10)
Non-performing loans to total loans	0.46%	0.37%	0.23%	0.24%	0.47%
Non-performing assets to total loans and OREO	0.47%	0.42%	0.28%	0.39%	0.58%
Allowance for credit losses to total loans	1.22%	1.27%	1.24%	1.10%	1.37%
Allowance for credit losses to non-performing loans	262.42%	346.99%	542.35%	458.77%	293.21%
Net charge-offs to average loans	0.13%	0.02%	0.03%	0.03%	0.06%

(1)	Represents a non-GAAP financial measure. See non-GAAP reconciliation below.
(2)	Ratios are adjusted for loss on security sales in 2024 and acquisition-related expenses in 2022. See non-GAAP reconciliation below.
(3)	Total loans are net of unearned discounts and fees.
(4)	Net interest margin represents net interest income, including accretion income on interest earning assets, as a percentage of average interest earning assets.
(5)

Presented on an FTE basis using the statutory rate of 21% for all periods presented. The taxable equivalent adjustments included above are $7,094, $6,099, $5,512, $5,161 and $5,103 for the years ended December 31, 2024, 2023, 2022, 2021 and 2020, respectively.

(6)	Interest rate spread represents the difference between the weighted average yield on interest earning assets, including FTE income, and the weighted average cost of interest bearing liabilities.
(7)	Interest earning assets include assets that earn interest/accretion or dividends. Any market value adjustments on investment securities or loans are excluded from interest-earning assets.
(8)	Non-interest income to total revenue represents non-interest income divided by the sum of net interest income FTE and non-interest income.
(9)	Non-performing loans consist of non-accruing loans and restructured loans on non-accrual.
(10)	Non-performing assets include non-performing loans, other real estate owned and other repossessed assets.

About Non-GAAP Financial Measures

Certain of the financial measures and ratios we present, including “tangible assets,” “average tangible assets,” “return on average tangible assets,” “tangible common equity,” “tangible common equity to tangible assets,” “return on average tangible common equity,” “tangible common book value,” “tangible common book value per share,” “tangible common equity to tangible assets,” “tangible common book value, excluding accumulated other comprehensive loss, net of tax,” “tangible common book value per share, excluding accumulated other comprehensive loss, net of tax,” “net income excluding the impact of other intangible assets amortization expense, after tax,” “adjusted net income,” “adjusted net income, after tax,” “adjusted net income excluding the impact of other intangible assets amortization expense, after tax,” “adjusted earnings per share – diluted,” “adjusted return on average tangible assets,” “adjusted return on average tangible common equity,” “efficiency ratio excluding other intangible assets amortization FTE, adjusted,” “efficiency ratio excluding other intangible assets amortization, loss on security sales and acquisition-related expenses FTE,” “pre-provision net revenue,” “pre-provision net revenue FTE, adjusted for loss on security sales and acquisition-related expenses,” “non-interest income adjusted for loss on security sales,” “non-interest expense adjusted for acquisition-related expenses,” “non-interest expense excluding other intangible assets amortization and acquisition-related expenses,” and “fully taxable equivalent” metrics, are supplemental measures that are not required by, or are not presented in accordance with, U.S. generally accepted accounting principles (GAAP). We refer to these financial measures and ratios as “non-GAAP financial measures.” We consider the use of select non-GAAP financial measures and ratios to be useful for financial and operational decision making and useful in evaluating period-to-period comparisons. We believe that these non-GAAP financial measures provide meaningful supplemental information regarding our performance by excluding certain expenditures or assets that we believe are not indicative of our primary business operating results or by presenting certain metrics on an FTE basis. We believe that management and investors benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting, analyzing and comparing past, present and future periods.

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

A reconciliation of our GAAP financial measures to the comparable non-GAAP financial measures is as follows:

Tangible Common Book Value Ratios

	December 31,	December 31,	December 31,	December 31,	December 31,
	2024	2023	2022	2021	2020
Total shareholders' equity	$1,305,075	$1,212,807	$1,092,202	$840,106	$820,691
Less: goodwill and other intangible assets, net	(356,777)	(364,716)	(327,191)	(121,392)	(122,575)
Add: deferred tax liability related to goodwill	13,535	12,208	10,984	10,070	9,155
Tangible common equity (non-GAAP)	$961,833	$860,299	$775,995	$728,784	$707,271

Total assets	9,807,693	9,951,064	9,573,243	7,214,011	6,659,950
Less: goodwill and other intangible assets, net	(356,777)	(364,716)	(327,191)	(121,392)	(122,575)
Add: deferred tax liability related to goodwill	13,535	12,208	10,984	10,070	9,155
Tangible assets (non-GAAP)	$9,464,451	$9,598,556	$9,257,036	$7,102,689	$6,546,530

Tangible common equity to tangible assets calculations:
Total shareholders' equity to total assets	13.31%	12.19%	11.41%	11.65%	12.32%
Less: impact of goodwill and other intangible assets, net	(3.15)%	(3.23)%	(3.03)%	(1.39)%	(1.52)%
Tangible common equity to tangible assets (non-GAAP)	10.16%	8.96%	8.38%	10.26%	10.80%

Tangible common book value per share calculations:
Tangible common equity (non-GAAP)	$961,833	$860,299	$775,995	$728,784	$707,271
Divided by: ending shares outstanding	38,054,482	37,784,851	37,608,519	29,958,764	30,634,291
Tangible common book value per share (non-GAAP)	$25.28	$22.77	$20.63	$24.33	$23.09

Tangible common book value per share, excluding accumulated other comprehensive loss calculations:
Tangible common equity (non-GAAP)	$961,833	$860,299	$775,995	$728,784	$707,271
Accumulated other comprehensive loss (income), net of tax	70,041	76,401	88,204	6,963	(9,766)
Tangible common book value, excluding accumulated other comprehensive loss, net of tax (non-GAAP)	1,031,874	936,700	864,199	735,747	697,505
Divided by: ending shares outstanding	38,054,482	37,784,851	37,608,519	29,958,764	30,634,291
Tangible common book value per share, excluding accumulated other comprehensive loss, net of tax (non-GAAP)	$27.12	$24.79	$22.98	$24.56	$22.77

Return on Average Tangible Assets and Return on Average Tangible Equity

	As of and for the years ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2024	2023	2022	2021	2020
Net income	$118,815	$142,048	$71,274	$93,606	$88,591
Add: adjustments, after tax (non-GAAP)(1)	5,048	—	28,303	—	—
Net income adjusted for the loss on security sales and acquisition-related expenses, after tax (non-GAAP)(1)	$123,863	$142,048	$99,577	$93,606	$88,591

Net income	$118,815	$142,048	$71,274	$93,606	$88,591
Add: impact of other intangible assets amortization expense, after tax	6,089	5,668	1,799	909	910
Net income excluding the impact of other intangible assets amortization expense, after tax (non-GAAP)	$124,904	$147,716	$73,073	$94,515	$89,501

Net income excluding the impact of other intangible assets amortization expense, after tax (non-GAAP)	$124,904	$147,716	$73,073	$94,515	$89,501
Add: adjustments, after tax (non-GAAP)(1)	5,048	—	28,303	—	—
Net income excluding the impact of other intangible assets amortization expense, adjusted for the loss on security sales and acquisition-related expenses, after tax (non-GAAP)(1)	$129,952	$147,716	$101,376	$94,515	$89,501

Average assets	$9,924,651	$9,766,448	$7,829,792	$7,020,111	$6,326,268
Less: average goodwill and other intangible assets, net of deferred tax liability related to goodwill	(347,388)	(345,321)	(166,857)	(111,944)	(114,031)
Average tangible assets (non-GAAP)	$9,577,263	$9,421,127	$7,662,935	$6,908,167	$6,212,237

Average shareholders' equity	$1,262,386	$1,155,777	$904,381	$846,539	$788,286
Less: average goodwill and other intangible assets, net of deferred tax liability related to goodwill	(347,388)	(345,321)	(166,857)	(111,944)	(114,031)
Average tangible common equity (non-GAAP)	$914,998	$810,456	$737,524	$734,595	$674,255

Return on average assets	1.20%	1.45%	0.91%	1.33%	1.40%
Adjusted return on average assets (non-GAAP)	1.25%	1.45%	1.27%	1.33%	1.40%
Return on average tangible assets (non-GAAP)	1.30%	1.57%	0.95%	1.37%	1.44%
Adjusted return on average tangible assets (non-GAAP)(1)	1.36%	1.57%	1.32%	1.37%	1.44%
Return on average equity	9.41%	12.29%	7.88%	11.06%	11.24%
Adjusted return on average equity (non-GAAP)	9.81%	12.29%	11.01%	11.06%	11.24%
Return on average tangible common equity (non-GAAP)	13.65%	18.23%	9.91%	12.87%	13.27%
Adjusted return on average tangible common equity (non-GAAP)(1)	14.20%	18.23%	13.75%	12.87%	13.27%

(1) Adjustments:
Provision expense adjustments:
Day 1 CECL provision expense	$—	$—	$21,706	$—	$—
Non-interest income adjustments:
Loss on security sales	6,582	—	—	—	—
Non-interest expense adjustments:
Acquisition-related expenses	—	—	15,067	—	—
Total adjustments before tax (non-GAAP)	6,582	—	36,773	—	—
Tax benefit impact	(1,534)	—	(8,470)	—	—
Total adjustments after tax (non-GAAP)	$5,048	$—	$28,303	$—	$—

Fully Taxable Equivalent Yield on Earning Assets and Net Interest Margin

	As of and for the years ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2024	2023	2022	2021	2020
Interest income	$538,268	$495,415	$284,688	$200,965	$218,002
Add: impact of taxable equivalent adjustment	7,094	6,099	5,512	5,161	5,103
Interest income FTE (non-GAAP)	$545,362	$501,514	$290,200	$206,126	$223,105

Net interest income	$345,388	$361,951	$266,835	$187,144	$192,946
Add: impact of taxable equivalent adjustment	7,094	6,099	5,512	5,161	5,103
Net interest income FTE (non-GAAP)	$352,482	$368,050	$272,347	$192,305	$198,049

Average earning assets	$9,154,018	$9,023,111	$7,308,753	$6,521,300	$5,795,864
Yield on earning assets	5.88%	5.49%	3.90%	3.08%	3.76%
Yield on earning assets FTE (non-GAAP)	5.96%	5.56%	3.97%	3.16%	3.85%
Net interest margin	3.77%	4.01%	3.65%	2.87%	3.33%
Net interest margin FTE (non-GAAP)	3.85%	4.08%	3.73%	2.95%	3.42%

Efficiency Ratio and Pre-provision Net Revenue

	As of and for the years ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2024	2023	2022	2021	2020
Net interest income	$345,388	$361,951	$266,835	$187,144	$192,946
Add: impact of taxable equivalent adjustment	7,094	6,099	5,512	5,161	5,103
Net interest income FTE (non-GAAP)	$352,482	$368,050	$272,347	$192,305	$198,049

Non-interest income	$61,231	$63,917	$67,312	$110,364	$140,258
Add: loss on security sales (non-GAAP)	6,582	—	—	—	—
Non-interest income adjusted for loss on security sales (non-GAAP)	$67,813	$63,917	$67,312	$110,364	$140,258

Non-interest expense	$254,617	$241,971	$211,234	$191,830	$206,177
Less: other intangible assets amortization	(7,939)	(7,386)	(2,338)	(1,183)	(1,183)
Less: acquisition-related expenses (non-GAAP)	—	—	(15,067)	—	—
Non-interest expense excluding other intangible assets amortization adjusted for acquisition-related expenses (non-GAAP)	$246,678	$234,585	$193,829	$190,647	$204,994

Non-interest expense	$254,617	$241,971	$211,234	$191,830	$206,177
Less: acquisition-related expenses (non-GAAP)	—	—	(15,067)	—	—
Non-interest expense adjusted for acquisition-related expenses (non-GAAP)	$254,617	$241,971	$196,167	$191,830	$206,177

Efficiency ratio	62.62%	56.82%	63.22%	64.48%	61.88%
Efficiency ratio excluding other intangible assets amortization, adjusted for the loss on security sales and acquisition-related expenses FTE (non-GAAP)	58.69%	54.31%	57.07%	62.99%	60.59%
Pre-provision net revenue (non-GAAP)	$152,002	$183,897	$122,913	$105,678	$127,027
Pre-provision net revenue, FTE (non-GAAP)	159,096	189,996	128,425	110,839	132,130
Pre-provision net revenue FTE, adjusted for loss on security sales and acquisition-related expenses (non-GAAP)	165,678	189,996	143,492	110,839	132,130

Adjusted Net Income and Earnings Per Share

	As of and for the years ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2024	2023	2022	2021	2020
Adjustments to net income:
Net income	$118,815	$142,048	$71,274	$93,606	$88,591
Add: loss on security sales, after tax (non-GAAP)	5,048	—	—	—	—
Add: acquisition-related expenses, after tax (non-GAAP)	—	—	28,303	—	—
Adjusted net income (non-GAAP)	$123,863	$142,048	$99,577	$93,606	$88,591

Adjustments to earnings per share:
Earnings per share - diluted	$3.08	$3.72	$2.18	$3.01	$2.85
Add: loss on security sales, after tax (non-GAAP)	0.14	—	—	—	—
Add: acquisition-related expenses, after tax (non-GAAP)	—	—	0.87	—	—
Adjusted earnings per share - diluted (non-GAAP)	$3.22	$3.72	$3.05	$3.01	$2.85

Application of Critical Accounting Policies and Significant Estimates

We use accounting principles and methods that conform to GAAP and general banking practices. We are required to apply significant judgment and make material estimates in the preparation of our financial statements and with regard to various accounting, reporting and disclosure matters. Assumptions and estimates are required to apply these principles where actual measurement is not possible or practical. The most significant of these estimates relate to the determination of the allowance for credit losses and accounting for acquired loans. See additional discussion of our ACL policy in note 2 – Summary of Significant Accounting Policies in the notes to our consolidated financial statements for the year ended December 31, 2024.

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

Future Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses. The update requires public business entities to disclose specific components of certain expense categories. This includes expense categories such as employee compensation, depreciation, and intangible asset amortization. The amendments in this update are effective for fiscal years beginning after December 15, 2026 and are to be applied on a prospective basis with an option for retrospective application. Early adoption is permitted. The Company is evaluating the impact from ASU 2024-03, and does not expect the adoption of this pronouncement to have a material impact on its financial statements apart from the inclusion of additional disclosures.

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

On March 6, 2024, the SEC adopted a new set of rules that require a wide range of climate-related disclosures. The disclosures will include material climate-related risks, information on any climate-related targets or goals that are material to the registrant’s business, results of operations, or financial condition, Scope 1 and Scope 2 Greenhouse Gas emissions and disclosure of the financial statement effects of severe weather events and other natural conditions including costs and losses. Disclosures on Greenhouse Gas emissions will be subject to adoption on a phased-in basis by certain larger registrants when those emissions are material, and an attestation report covering the same will also need to be filed. Compliance dates under the final rule are phased in by registrant category. Multiple lawsuits have been filed challenging the SEC’s new climate rules, which have been consolidated and will be heard in the U.S. Court of Appeals for the Eighth Circuit. On April 4, 2024, the SEC issued an order staying the final rules until judicial review is complete.

Financial Condition

Total assets were $9.8 billion at December 31, 2024, compared to $9.9 billion at December 31, 2023. At December 31, 2024, cash and cash equivalents decreased $63.0 million, compared to December 31, 2023, and investment securities decreased $153.2 million, or 12.6%, primarily due to sales during the fourth quarter of 2024 as part of the Company’s strategic balance sheet management. Total loans increased $52.4 million, or 0.7% compared to December 31, 2023, and the allowance for credit losses totaled $94.5 million, or 1.22% of total loans, at December 31, 2024. At December 31, 2024 and 2023, lower cost demand, savings, and money market deposits ("transaction deposits") totaled $7.2 billion, representing 87.6% and 88.0% of total deposits, respectively. Total deposits increased $47.5 million to $8.2 billion at December 31, 2024, compared to December 31, 2023. FHLB advances totaled $50.0 million at December 31, 2024, compared to $340.0 million at December 31, 2023.

Investment securities

Available-for-sale

Total investment securities available-for-sale were $527.5 million at December 31, 2024, compared to $628.8 million at December 31, 2023, a decrease of $101.3 million, or 16.1%. During the year ended December 31, 2024, purchases of available-for-sale securities totaled $185.7 million. During 2024, the Company sold $132.1 million of AFS investment securities on the open market as part of the Company’s strategic balance sheet management resulting in a pre-tax loss of $6.6 million. Proceeds from the sale have been redeployed into higher yielding securities during the first quarter of 2025. During 2023, the Company did not purchase or sell available-for-sale securities. Maturities and paydowns of available-for-sale securities during 2024 and 2023 totaled $157.5 million and $92.0 million, respectively.

Available-for-sale investment securities are summarized in the following table as of the dates indicated. The weighted average yield was calculated based on amortized cost. Yields on tax exempt securities have not been adjusted for tax exempt status.

	December 31, 2024				December 31, 2023
				Weighted				Weighted
	Amortized	Fair	Percent of	average	Amortized	Fair	Percent of	average
	cost	value	portfolio	yield	cost	value	portfolio	yield
Treasury securities	$24,958	$24,874	4.7%	2.55%	$74,508	$73,044	11.6%	2.54%
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	164,785	135,045	25.6%	1.48%	233,264	201,809	32.1%	1.71%
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	425,476	364,938	69.2%	2.52%	417,155	351,242	55.9%	1.69%
Municipal securities	—	—	0.0%	—	80	79	0.0%	3.17%
Corporate debt	2,000	1,962	0.4%	5.86%	2,000	1,843	0.3%	5.87%
Other securities	728	728	0.1%	0.00%	812	812	0.1%	0.00%
Total investment securities available-for-sale	$617,947	$527,547	100.0%	2.25%	$727,819	$628,829	100.0%	1.80%

As of December 31, 2024 and 2023, nearly all of the available-for-sale investment portfolio was backed by mortgages. The residential mortgage pass-through securities portfolio is comprised of both fixed rate and adjustable rate Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Government National Mortgage Association (“GNMA”) securities. The other mortgage-backed securities (“MBS”) are comprised of securities backed by FHLMC, FNMA and GNMA securities.

Mortgage-backed securities may have actual maturities that differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average life of the available-for-sale mortgage-backed securities portfolio was 5.3 years and 5.2 years at December 31, 2024 and December 31, 2023, respectively. This estimate is based on assumptions and actual results may differ. At December 31, 2024 and December 31, 2023, the duration of the total available-for-sale investment portfolio was 4.3 years.

At December 31, 2024 and 2023, adjustable rate securities comprised 5.9% and 13.0%, respectively, of the available-for-sale mortgage-backed security portfolio. The remainder of the portfolio was comprised of fixed rate amortizing securities with 10 to 30 year contractual maturities, with a weighted average coupon of 2.31% per annum and 1.73% per annum at December 31, 2024 and 2023, respectively.

The available-for-sale investment portfolio included $90.9 million of unrealized losses and $0.5 million of unrealized gains at December 31, 2024. At December 31, 2023, the available-for-sale investment portfolio included $99.0 million of unrealized losses and $57 thousand of unrealized gains. We believe any unrealized losses are a result of prevailing interest rates, and as such, we do not believe that any of the securities with unrealized losses were impaired. Management believes that default of the available-for-sale securities is highly unlikely. FHLMC, FNMA and GNMA guaranteed mortgage-backed securities and U.S. Treasury securities have a long history of zero credit losses, an explicit guarantee by the U.S. government (although limited for FNMA and FHLMC securities) and yields that generally trade based on market views of prepayment and liquidity risk rather than credit risk.

Our investment security portfolio consists of high-quality securities, which are largely backed by either U.S. government agencies or U.S. government sponsored entities. We regularly model liquidity stress scenarios to assess potential liquidity issues.

 Held-to-maturity

At December 31, 2024, we held $533.1 million of held-to-maturity investment securities, compared to $585.1 million at December 31, 2023, a decrease of $51.9 million, or 8.9%. Purchases of held-to-maturity securities totaled $10.5 million and $2.5 million during 2024 and 2023, respectively. Maturities and paydowns of held-to-maturity securities totaled $63.1 million and $69.6 million during 2024 and 2023, respectively.

Held-to-maturity investment securities are summarized as follows as of the dates indicated:

	December 31, 2024				December 31, 2023
				Weighted				Weighted
	Amortized	Fair	Percent of	average	Amortized	Fair	Percent of	average
	cost	value	portfolio	yield	cost	value	portfolio	yield
Treasury securities	$49,639	$49,159	9.3%	3.14%	$49,338	$48,334	8.4%	3.14%
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	271,105	234,286	50.9%	2.31%	299,337	265,011	51.2%	2.20%
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	212,364	167,941	39.8%	1.58%	236,377	190,983	40.4%	1.60%
Total investment securities held-to-maturity	$533,108	$451,386	100.0%	2.10%	$585,052	$504,328	100.0%	2.04%

The residential mortgage pass-through and other residential MBS held-to-maturity investment portfolios are comprised of fixed rate FHLMC, FNMA and GNMA securities.

The fair value of the held-to-maturity investment portfolio included $81.8 million of unrealized losses and $51 thousand of unrealized gains at December 31, 2024. At December 31, 2023, the held-to-maturity investment portfolio included $81.0 million of unrealized losses and $0.2 million of unrealized gains.

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

Mortgage-backed securities may have actual maturities that differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average expected life of the held-to-maturity mortgage-backed securities portfolio as of December 31, 2024 and December 31, 2023 was 5.6 years and 5.7 years, respectively. This estimate is based on assumptions and actual results may differ. The duration of the total held-to-maturity investment portfolio was 4.4 years and 4.6 years as of December 31, 2024 and December 31, 2023, respectively.

Non-marketable securities

The carrying balance of non-marketable securities are summarized as follows as of the dates indicated:

	December 31, 2024	December 31, 2023
Federal Reserve Bank stock	$24,062	$24,062
Federal Home Loan Bank stock	3,922	16,828
Convertible preferred stock	20,508	25,000
Equity method investments	27,970	24,587
Total	$76,462	$90,477

Non-marketable securities included FRB stock, FHLB stock, convertible preferred stock and equity method investments. During the year ended December 31, 2024, purchases of non-marketable securities totaled $44.9 million, and proceeds from redemptions and sales of non-marketable securities totaled $57.5 million. During the year ended December 31, 2023, purchases of non-marketable securities totaled $106.2 million, and proceeds from redemptions and sales of non-marketable securities totaled $100.0 million. Changes in the Company’s FHLB stock holdings were directly correlated to FHLB line of credit advances and paydowns. Purchases consisted primarily of FHLB stock, and proceeds consisted primarily of redemptions of FHLB stock.

FRB and FHLB stock

At December 31, 2024 and December 31, 2023, the Company held FRB stock and FHLB stock for regulatory or debt facility purposes. These are restricted securities which, lacking a market, are carried at cost. There have been no identified events or changes in circumstances that may have an adverse effect on the FRB and FHLB stock carried at cost.

Convertible preferred stock

Non-marketable securities include convertible preferred stock without a readily determinable fair value. During the years ended December 31, 2024 and 2023, the Company purchased $0.4 million of convertible preferred stock. During the year ended December 31, 2024, convertible preferred stock was redeemed upon the sale of a single investment position that totaled $1.0 million, which generated realized gains of $0.1 million recorded in other non-interest income in the Company’s consolidated statements of operations. The Company recorded $3.9 million of impairment during the year ended December 31, 2024, compared to $4.0 million during 2023, on convertible preferred stock related to venture capital investments, included in other non-interest income in the Company’s consolidated statements of operations.

Equity method investments

Non-marketable securities also include equity method investments totaling $26.2 million and $24.6 million at December 31, 2024 and December 31, 2023, respectively, and equity method investments without a readily determinable fair value totaling $1.8 million and zero at December 31, 2024 and December 31, 2023, respectively. Purchases of equity method investments during the years ended December 31, 2024 and 2023 totaled $1.5 million and $3.6 million, respectively. During the years ended December 31, 2024 and 2023, the Company recorded net unrealized gains totaling $1.0 million and net unrealized losses totaling $35 thousand, respectively, on equity method investments. These gains and losses were recorded in other non-interest income in the Company’s consolidated statements of operations. Carrying values of equity method investments without a readily determinable fair value are updated periodically and impairments may be taken to reflect a new basis. The Company recorded no impairment related to equity method investments without a readily determinable fair value for the years ended December 31, 2024 or 2023.

Loans overview

At December 31, 2024, our loan portfolio was comprised of new loans that we have originated and loans that were acquired in connection with our acquisitions.

The table below shows the loan portfolio composition at the respective dates:

			December 31, 2024 vs.
			December 31, 2023
	December 31, 2024	December 31, 2023	% Change
Originated:
Commercial:
Commercial and industrial	$1,881,570	$1,825,425	3.1%
Municipal and non-profit	1,106,865	1,083,457	2.2%
Owner-occupied commercial real estate	1,048,481	879,686	19.2%
Food and agribusiness	266,332	265,902	0.2%
Total commercial	4,303,248	4,054,470	6.1%
Commercial real estate non-owner occupied	1,123,718	1,071,529	4.9%
Residential real estate	922,328	919,139	0.3%
Consumer	12,773	16,686	(23.5)%
Total originated	6,362,067	6,061,824	5.0%

Acquired:
Commercial:
Commercial and industrial	114,255	141,484	(19.2)%
Municipal and non-profit	277	299	(7.4)%
Owner-occupied commercial real estate	215,663	244,087	(11.6)%
Food and agribusiness	36,987	58,695	(37.0)%
Total commercial	367,182	444,565	(17.4)%
Commercial real estate non-owner occupied	688,620	785,221	(12.3)%
Residential real estate	331,510	404,648	(18.1)%
Consumer	1,764	2,500	(29.4)%
Total acquired	1,389,076	1,636,934	(15.1)%
Total loans	$7,751,143	$7,698,758	0.7%

The Company maintains a granular and well-diversified loan portfolio with self-imposed concentration limits. The loan portfolio increased $52.4 million, or 0.7%, from December 31, 2023 to December 31, 2024, led by an increase in commercial loans of $171.4 million.

Our commercial and industrial loan portfolio is highly diversified across industry sectors and geography. As of December 31, 2024, there were no industry sectors representing more than 15.0% of our total loan portfolio. Key sectors included government/non-profit loans of $825.6 million, or 10.7% of total loans, and health care/hospital loans of $584.9 million, or 7.5% of total loans. The commercial and industrial portfolio also includes loans to companies that operate in the transportation industry. The transportation industry, trucking in particular, experienced some economic challenges in 2024. As a result of these industry challenges, some of the transportation loans may be subject to higher credit risk. The Company’s exposure to this industry is small, consisting of $205.2 million, or 2.6% of total loans, at December 31, 2024.

Non-owner occupied CRE loans were 152.6% of the Company’s risk based capital, or 23.4% of total loans, and no specific property type comprised more than 10.0% of total loans. The Company maintains very little exposure to non-owner occupied CRE retail properties and office properties, comprising 2.0% and 1.3% of total loans, respectively. Multi-family loans totaled $321.8 million, or 4.2% of total loans as of December 31, 2024.

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

New loan origination is a direct result of our ability to recruit and retain top banking talent, connect with clients in our markets and provide needed services at competitive rates. Loan fundings totaled $1.5 billion during 2024, led by commercial loan fundings of $1.0 billion. Fundings are defined as closed end funded loans and revolving lines of credit advances net of any current period paydowns. Management utilizes this definition of fundings to better approximate the impact of fundings on loans outstanding and ultimately net interest income.

The following tables represent new loan fundings during 2024 and 2023:

	Fourth quarter	Third quarter	Second quarter	First quarter	Total
	2024	2024	2024	2024	2024
Commercial:
Commercial and industrial	$146,600	$93,711	$241,910	$53,978	$536,199
Municipal and non-profit	49,175	35,677	28,785	14,564	128,201
Owner occupied commercial real estate	117,850	70,517	102,615	35,128	326,110
Food and agribusiness	15,796	19,205	11,040	(7,204)	38,837
Total commercial	329,421	219,110	384,350	96,466	1,029,347
Commercial real estate non-owner occupied	119,132	91,809	83,184	73,789	367,914
Residential real estate	30,750	47,322	36,124	29,468	143,664
Consumer	726	1,010	1,547	234	3,517
Total	$480,029	$359,251	$505,205	$199,957	$1,544,442

Included in fundings are net fundings (paydowns) under revolving lines of credit totaling $64,375, $16,302, $19,281 and $(59,523) for the dates noted in the table above, respectively.

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

Included in the table above are quarterly net fundings (paydowns) under revolving lines of credit totaling $16,954, ($12,877), $13,766 and ($7,096) for the dates noted in the table above, respectively.

The tables below show the contractual maturities of our total loans for the dates indicated:

	December 31, 2024
	Due within	Due after 1 but	Due after 5 but	Due after
	1 year	within 5 years	within 15 years	15 years	Total
Commercial:
Commercial and industrial	$252,560	$1,415,682	$316,882	$10,701	$1,995,825
Municipal and non-profit	37,020	150,070	619,109	300,943	1,107,142
Owner occupied commercial real estate	117,650	571,133	483,754	91,607	1,264,144
Food and agribusiness	156,834	41,751	90,363	14,371	303,319
Total commercial	564,064	2,178,636	1,510,108	417,622	4,670,430
Commercial real estate non-owner occupied	501,501	860,890	437,674	12,273	1,812,338
Residential real estate	23,654	199,339	291,077	739,768	1,253,838
Consumer	4,967	7,418	2,152	—	14,537
Total loans	$1,094,186	$3,246,283	$2,241,011	$1,169,663	$7,751,143

	December 31, 2023
	Due within	Due after 1 but	Due after 5 but	Due after
	1 year	within 5 years	within 15 years	15 years	Total
Commercial:
Commercial and industrial	$282,560	$1,377,991	$295,659	$10,699	$1,966,909
Municipal and non-profit	36,505	158,561	561,112	327,578	1,083,756
Owner occupied commercial real estate	86,299	413,032	518,950	105,492	1,123,773
Food and agribusiness	121,595	93,227	94,591	15,184	324,597
Total commercial	526,959	2,042,811	1,470,312	458,953	4,499,035
Commercial real estate non-owner occupied	395,426	921,056	527,645	12,623	1,856,750
Residential real estate	58,323	188,452	350,519	726,493	1,323,787
Consumer	6,459	10,871	1,851	5	19,186
Total loans	$987,167	$3,163,190	$2,350,327	$1,198,074	$7,698,758

The stated interest rate (which excludes the effects of non-refundable loan origination and commitment fees, net of costs and the accretion of fair value marks) of total loans with maturities over one year is as follows at the dates indicated:

	December 31, 2024
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate
Commercial:
Commercial and industrial	$513,847	5.62%	$1,229,419	7.40%	$1,743,266	6.88%
Municipal and non-profit(1)	1,079,285	4.05%	19,535	5.42%	1,098,820	4.19%
Owner occupied commercial real estate	336,279	4.98%	810,215	7.34%	1,146,494	6.77%
Food and agribusiness	31,291	6.65%	115,193	8.49%	146,484	8.10%
Total commercial	1,960,702	4.73%	2,174,362	7.42%	4,135,064	6.19%
Commercial real estate non-owner occupied	476,661	4.71%	834,175	6.29%	1,310,836	5.71%
Residential real estate	501,738	4.27%	728,446	5.32%	1,230,184	4.89%
Consumer	6,917	6.49%	2,654	7.39%	9,571	6.74%
Total loans with > 1 year maturity	$2,946,018	4.65%	$3,739,637	6.76%	$6,685,655	5.86%

	December 31, 2023
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate
Commercial:
Commercial and industrial	$644,128	5.37%	$1,040,219	8.30%	$1,684,347	7.18%
Municipal and non-profit(1)	1,048,816	3.81%	21,029	5.46%	1,069,845	3.93%
Owner occupied commercial real estate	401,464	4.67%	636,010	7.12%	1,037,474	6.27%
Food and agribusiness	33,539	5.73%	169,464	8.07%	203,003	7.68%
Total commercial	2,127,947	4.52%	1,866,722	7.84%	3,994,669	6.11%
Commercial real estate non-owner occupied	533,105	4.54%	928,219	6.55%	1,461,324	5.82%
Residential real estate	550,974	4.16%	714,490	5.29%	1,265,464	4.80%
Consumer	8,931	5.88%	3,796	8.32%	12,727	6.60%
Total loans with > 1 year maturity	$3,220,957	4.47%	$3,513,227	6.98%	$6,734,184	5.80%

(1)

Included in municipal and non-profit fixed rate loans are loans totaling $348,473 and $351,015 that have been swapped to variable rates at current market pricing at December 31, 2024 and 2023, respectively. Included in the municipal and non-profit segment are tax exempt loans totaling $920,425 and $868,842 with an FTE weighted average rate of 4.68% and 4.31% at December 31, 2024 and 2023, respectively.

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

The Company’s policy is to review each prospective credit to determine the appropriateness and the adequacy of security or collateral prior to making a loan. In the event of borrower default, the Company seeks recovery in compliance with lending laws, the respective loan agreements, and credit monitoring and remediation procedures that may include modifying a loan to provide a concession by the Company to the borrower from their original terms due to borrower financial difficulties in order to facilitate repayment. Such modified loans are considered troubled debt modifications (“TDMs”). TDMs may include principal forgiveness, interest rate reductions, other-than-insignificant-payment delays, term extensions or any combination thereof. Assets that have been foreclosed on or acquired through deed-in-lieu of foreclosure are classified as OREO until sold, and are carried at the fair value of the collateral less estimated costs to sell, with any initial valuation adjustments charged to the ACL and any subsequent declines in carrying value charged to impairments on OREO.

Non-performing assets and past due loans

Non-performing assets consist of non-accrual loans and OREO. Interest income that would have been recorded had non-accrual loans performed in accordance with their original contract terms during 2024 and 2023 was $2.0 million and $0.6 million, respectively.

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

The following table sets forth the non-performing assets and past due loans as of the dates presented:

	December 31, 2024	December 31, 2023	December 31, 2022	December 31, 2021	December 31, 2020
Non-accrual loans:
Non-accrual loans, excluding modified loans	$32,556	$14,756	$14,034	$8,466	$12,190
Modified loans on non-accrual(1)	3,438	13,472	2,478	2,366	8,197
Non-performing loans	35,994	28,228	16,512	10,832	20,387
OREO	662	4,088	3,731	7,005	4,730
Other repossessed assets	—	—	—	—	17
Total non-performing assets	$36,656	$32,316	$20,243	$17,837	$25,134

Loans 30-89 days past due and still accruing interest	$23,164	$12,232	$2,986	$1,687	$968
Loans 90 days or more past due and still accruing interest	14,940	591	95	420	162
Non-accrual loans	35,994	28,228	16,512	10,832	20,387
Total past due and non-accrual loans	$74,098	$41,051	$19,593	$12,939	$21,517
Accruing modified loans(1)	$15,282	$15,148	$4,654	$7,186	$13,945
Allowance for credit losses	94,455	97,947	89,553	49,694	59,777
Non-performing loans to total loans	0.46%	0.37%	0.23%	0.24%	0.47%
Total 90 days past due and still accruing interest and non-accrual loans to total loans	0.66%	0.37%	0.23%	0.25%	0.47%
Total non-performing assets to total loans and OREO	0.47%	0.42%	0.28%	0.39%	0.58%
ACL to non-performing loans	262.42%	346.99%	542.35%	458.77%	293.21%

(1)

Reflects loan modifications as defined under ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures adopted in the first quarter of 2023. The prior periods include troubled debt restructured loans consistent with historical disclosures.

During 2024 and 2023, total non-performing loans totaled $36.0 million and $28.2 million, respectively. During 2024 and 2023, accruing TDMs totaled $15.3 million and $15.1 million, respectively. Total non-performing assets to total loans and OREO totaled 0.47% and 0.42% at December 31, 2024 and 2023, respectively.

Loans 30-89 days past due and still accruing interest were 0.30% and 0.16% of total loans at December 31, 2024 and December 31, 2023, respectively. Loans 90 days or more past due and still accruing interest were 0.19% and 0.01% of total loans for December 31, 2024 and 2023, respectively.

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

Loans on non-accrual, in bankruptcy and TDMs with a balance greater than $250 thousand are excluded from the pooled analysis and are evaluated individually. If management determines that foreclosure is probable, expected credit losses are evaluated based on the criteria listed below, adjusted for selling costs as appropriate. Typically, these loans consist of commercial, commercial real estate and agriculture loans and exclude homogeneous loans such as residential real estate and consumer loans. Specific allowances are determined by collectively analyzing:

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

The resulting ACL for loans is calculated as the sum of the general reserves, specific reserves on individually evaluated loans, and qualitative factor adjustments. While these amounts are calculated by individual loan or by segment and class, the entire ACL is available for any loan that, in our judgment, should be charged off. The determination and application of the ACL accounting policy involves judgments, estimates, and uncertainties that are subject to change. Changes in these assumptions, estimates or the conditions surrounding them may have a material impact on our financial condition, liquidity or results of operations.

At December 31, 2024 and 2023, the allowance for credit losses totaled $94.5 million and $97.9 million, respectively. The decrease during 2024 was driven by the resolution of non-performing loans and changes in the CECL model’s underlying macro-economic forecast. Specific reserves on loans totaled $6.4 million at December 31, 2024, compared to $8.6 million at December 31, 2023.

Net charge-offs on loans during the year ended December 31, 2024 totaled $9.8 million, and the ratio of net charge-offs to average total loans totaled 0.13%. Net charge-offs on loans during the year ended December 31, 2023 totaled $1.1 million, and the ratio of net charge-offs to average total loans totaled 0.02%.

The Company has elected to exclude accrued interest receivable (“AIR”) from the ACL calculation. As of December 31, 2024 and December 31, 2023, AIR from loans totaled $41.5 million and $42.4 million, respectively. When a loan is placed on non-accrual, any recorded AIR is reversed against interest income.

Total ACL

After considering the above mentioned factors, we believe that the ACL of $94.5 million is adequate to cover estimated lifetime losses inherent in the loan portfolio at December 31, 2024. However, it is likely that future adjustments to the ACL will be necessary. Any changes to the underlying assumptions, circumstances or estimates, including but not limited to changes in the underlying macro-economic forecast, used in determining the ACL, could negatively or positively affect the Company's results of operations, liquidity or financial condition.

The following schedule presents, by class stratification, the changes in the ACL during the years listed:

	As of and for the years ended
	December 31, 2024		December 31, 2023		December 31, 2022		December 31, 2021		December 31, 2020
	Total ACL	% NCOs(1)	Total ACL	% NCOs(1)	Total ACL	% NCOs(1)	Total ACL	% NCOs(1)	Total ACL	% NCOs(1)
Beginning allowance for credit losses	$97,947		$89,553		$49,694		$59,777		$39,064
Cumulative effect adjustment(2)	—		—		—		—		5,836
Day 1 CECL provision expense(3)	—		—		21,228		—		—
PCD allowance for credit loss at acquisition	—		—		6,238		—		—
Charge-offs:
Commercial	(5,082)	0.06%	(277)	0.00%	(1,340)	0.02%	(1,171)	0.02%	(2,023)	0.04%
Commercial real estate non owner-occupied	(4,715)	0.06%	—	0.00%	—	0.00%	—	0.00%	(412)	0.01%
Residential real estate	—	0.00%	(48)	0.00%	(2)	0.00%	(24)	0.00%	(67)	0.00%
Consumer	(981)	0.01%	(1,250)	0.02%	(845)	0.01%	(621)	0.01%	(726)	0.01%
Total charge-offs	(10,778)		(1,575)		(2,187)		(1,816)		(3,228)
Recoveries	956		444		385		552		571
Net charge-offs	(9,822)	0.13%	(1,131)	0.02%	(1,802)	0.03%	(1,264)	0.03%	(2,657)	0.06%
Provision expense for credit losses	6,330		9,525		14,195		(8,819)		17,534
Ending allowance for credit losses	$94,455		$97,947		$89,553		$49,694		$59,777
Ratio of ACL to total loans outstanding at period end	1.22%		1.27%		1.24%		1.10%		1.37%
Ratio of ACL to total non-performing loans at period end	262.42%		346.99%		542.35%		458.77%		293.21%
Total loans	$7,751,143		$7,698,758		$7,220,469		$4,513,383		$4,353,726
Average total loans outstanding during the period	7,676,026		7,409,724		5,349,916		4,358,707		4,578,894
Non-performing loans	35,994		28,228		16,512		10,832		20,387

(1)	Ratio of net charge-offs to average total loans.
(2)	Related to the adoption of Accounting Standards Update No. 2016-13, Measurement of Credit Losses on Financial Instruments.
(3)	Related to the Day 1 allowance reserve recorded as part of the RCB and BOJH acquisitions.

The following tables present the allocation of the ACL and the percentage of the total amount of loans in each loan category listed as of the dates presented:

	December 31, 2024
				ACL as a %
	Total loans	% of total loans	Related ACL	of total ACL
Commercial	$4,670,430	60.2%	$48,552	51.4%
Commercial real estate non-owner occupied	1,812,338	23.4%	26,136	27.7%
Residential real estate	1,253,838	16.2%	19,426	20.5%
Consumer	14,537	0.2%	341	0.4%
Total	$7,751,143	100.0%	$94,455	100.0%

	December 31, 2023
				ACL as a %
	Total loans	% of total loans	Related ACL	of total ACL
Commercial	$4,499,035	58.4%	$45,304	46.3%
Commercial real estate non-owner occupied	1,856,750	24.1%	32,665	33.3%
Residential real estate	1,323,787	17.2%	19,550	20.0%
Consumer	19,186	0.3%	428	0.4%
Total	$7,698,758	100.0%	$97,947	100.0%

	December 31, 2022
				ACL as a %
	Total loans	% of total loans	Related ACL	of total ACL
Commercial	$4,251,780	58.9%	$37,608	42.0%
Commercial real estate non-owner occupied	1,696,050	23.5%	32,050	35.8%
Residential real estate	1,251,281	17.3%	19,306	21.5%
Consumer	21,358	0.3%	589	0.7%
Total	$7,220,469	100.0%	$89,553	100.0%

	December 31, 2021
				ACL as a %
	Total loans	% of total loans	Related ACL	of total ACL
Commercial	$3,162,417	70.1%	$31,256	62.9%
Commercial real estate non-owner occupied	664,729	14.7%	10,033	20.2%
Residential real estate	668,656	14.8%	8,056	16.2%
Consumer	17,581	0.4%	349	0.7%
Total	$4,513,383	100.0%	$49,694	100.0%

	December 31, 2020
				ACL as a %
	Total loans	% of total loans	Related ACL	of total ACL
Commercial	$3,044,065	70.0%	$30,376	50.8%
Commercial real estate non-owner occupied	631,996	14.5%	17,448	29.2%
Residential real estate	658,659	15.1%	11,492	19.2%
Consumer	19,006	0.4%	461	0.8%
Total	$4,353,726	100.0%	$59,777	100.0%

Deposits

Deposits from banking clients serve as a primary funding source for our banking operations and our ability to gather and manage deposit levels is critical to our success. Deposits not only provide a lower-cost funding source for our loans, but also provide a foundation for the client relationships that are critical to future loan growth. We maintain a granular and well diversified deposit base with no exposure to venture capital or crypto deposits. The following table presents information regarding our deposit composition at December 31, 2024 and 2023:

					Increase (decrease)
	December 31, 2024		December 31, 2023		Amount	% Change
Non-interest bearing demand deposits	$2,213,685	26.9%	$2,361,367	28.8%	$(147,682)	(6.3)%
Interest bearing demand deposits	1,411,860	17.1%	1,480,042	18.1%	(68,182)	(4.6)%
Savings accounts	619,365	7.5%	661,244	8.1%	(41,879)	(6.3)%
Money market accounts	2,972,947	36.1%	2,705,768	33.0%	267,179	9.9%
Total transaction deposits	7,217,857	87.6%	7,208,421	88.0%	9,436	0.1%
Time deposits < $250,000	731,710	8.9%	692,696	8.5%	39,014	5.6%
Time deposits ≥ $250,000	288,326	3.5%	289,274	3.5%	(948)	(0.3)%
Total time deposits	1,020,036	12.4%	981,970	12.0%	38,066	3.9%
Total deposits	$8,237,893	100.0%	$8,190,391	100.0%	$47,502	0.6%

The following table shows uninsured time deposits by scheduled maturity as of December 31, 2024:

December 31, 2024
Three months or less	$69,791
Over 3 months through 6 months	62,392
Over 6 months through 12 months	51,194
Thereafter	41,446
Total uninsured time deposits	$224,823

At December 31, 2024 and 2023, time deposits that were scheduled to mature within 12 months totaled $822.6 million and $689.0 million, respectively. Of the time deposits scheduled to mature within 12 months at December 31, 2024, $248.3 million were in denominations of $250 thousand or more, and $574.3 million were in denominations less than $250 thousand. Approximately 78% of our total deposits were FDIC insured at December 31, 2024. Additionally, the Company participates in the IntraFi Cash Service program, which allows depositors to receive reciprocal FDIC insurance coverage. The Company had $1.0 billion and $0.9 billion of deposits in the program as of December 31, 2024 and 2023, respectively.

Long-term debt

The Company holds a subordinated note purchase agreement to issue and sell a fixed-to-floating rate note totaling $40.0 million. The balance on the note at December 31, 2024, net of long-term debt issuance costs totaling $0.2 million, totaled $39.8 million. Interest expense totaling $1.2 million and $1.2 million was recorded in the consolidated statements of operations during the years ended December 31, 2024 and 2023, respectively.

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

As part of the acquisition of BOJH on October 1, 2022, the Company assumed three subordinated note purchase agreements to issue and sell fixed-to-floating rates totaling $15.0 million. The balance on the notes at December 31, 2024, net of a fair value adjustment related to the acquisition totaling $0.3 million, totaled $14.7 million. Interest expense related to the notes totaling $0.6 million and $0.6 million was recorded in the consolidated statements of operations during the years ended December 31, 2024 and 2023, respectively.

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

Other borrowings

As of December 31, 2024 and 2023, the Company sold securities under agreements to repurchase totaling $18.9 million and $19.6 million, respectively. In addition, as a member of the FHLB, the Company has access to a line of credit and term financing from the FHLB with total available credit of $1.7 billion at December 31, 2024. The Company may utilize the FHLB line of credit as a funding mechanism for originated loans and loans held for sale. At December 31, 2024, the Company had $50.0 million of outstanding borrowings with the FHLB. At December 31, 2023, the Company had $340.0 million of outstanding borrowings with the FHLB. The Company may pledge investment securities and loans as collateral for FHLB advances. There were no investment securities pledged at December 31, 2024 or 2023. Loans pledged were $2.6 billion at December 31, 2024 and $2.6 billion at December 31, 2023. The Company incurred $4.6 million and $22.0 million of interest expense related to FHLB advances or other short-term borrowings for the years ended December 31, 2024 and 2023, respectively.

Regulatory Capital

Our subsidiary banks and the holding company are subject to the regulatory capital adequacy requirements of the Federal Reserve Board and the FDIC, as applicable. Failure to meet the minimum capital requirements can initiate certain mandatory and possibly further discretionary actions by regulators that could have a material adverse effect on us. At December 31, 2024 and 2023, our subsidiary banks and the consolidated holding company exceeded all capital ratio requirements under prompt corrective action and other regulatory requirements, as further detailed in note 14 of our consolidated financial statements.

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

Overview of results of operations

During the year ended December 31, 2024, net income totaled $118.8 million, or $3.08 per diluted share, compared to net income of $142.0 million, or $3.72 per diluted share in the prior year. Adjusting for the non-recurring loss on AFS security sales included in 2024, net income totaled $123.9 million and diluted earnings per share totaled $3.22 during the year ended December 31, 2024. The return on average tangible assets was 1.30% and 1.57% during the years ended December 31, 2024 and 2023, respectively, and the return on average tangible common equity was 13.65% and 18.23%, respectively. Adjusting for losses from sales of available-for-sale securities, the return on average tangible assets was 1.36% and the return on average tangible common equity was 14.20% during the year ended December 31, 2024.

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

The table below presents the components of net interest income on an FTE basis for the years ended December 31, 2024, 2023 and 2022.

	For the year ended			For the year ended			For the year ended
	December 31, 2024			December 31, 2023			December 31, 2022
	Average balance	Interest	Average rate	Average balance	Interest	Average rate	Average balance	Interest	Average rate
Interest earning assets:
Originated loans FTE(1)(2)(3)	$6,186,075	$418,512	6.77%	$5,739,310	$361,032	6.29%	$4,767,713	$218,561	4.58%
Acquired loans	1,516,032	92,666	6.11%	1,700,419	104,933	6.17%	594,222	40,060	6.74%
Loans held for sale	16,801	1,182	7.04%	21,756	1,510	6.94%	58,788	2,563	4.36%
Investment securities available-for-sale	770,023	17,532	2.28%	774,337	15,370	1.98%	839,872	15,091	1.80%
Investment securities held-to-maturity	557,438	11,164	2.00%	620,595	10,960	1.77%	604,423	9,109	1.51%
Other securities	28,893	1,832	6.34%	44,936	3,254	7.24%	17,598	1,034	5.88%
Interest earning deposits	78,756	2,474	3.14%	121,758	4,455	3.66%	426,137	3,782	0.89%
Total interest earning assets FTE(2)	$9,154,018	$545,362	5.96%	$9,023,111	$501,514	5.56%	$7,308,753	$290,200	3.97%
Cash and due from banks	$92,705			$109,496			$90,657
Other assets	774,859			725,797			490,206
Allowance for credit losses	(96,931)			(91,956)			(59,824)
Total assets	$9,924,651			$9,766,448			$7,829,792
Interest bearing liabilities:
Interest bearing demand, savings and money market deposits	$5,070,271	$151,683	2.99%	$4,337,231	$87,957	2.03%	$3,235,834	$9,347	0.29%
Time deposits	1,019,978	34,509	3.38%	970,983	21,421	2.21%	826,293	5,249	0.64%
Securities sold under agreements to repurchase	17,973	21	0.12%	19,346	22	0.11%	21,298	43	0.20%
Long-term debt, net	54,346	2,073	3.81%	54,036	2,073	3.84%	43,048	1,519	3.53%
Federal Home Loan Bank advances	84,013	4,594	5.47%	423,783	21,991	5.19%	40,870	1,695	4.15%
Total interest bearing liabilities	$6,246,581	$192,880	3.09%	$5,805,379	$133,464	2.30%	$4,167,343	$17,853	0.43%
Demand deposits	2,252,887			2,660,525			2,652,561
Other liabilities	162,797			144,767			105,507
Total liabilities	8,662,265			8,610,671			6,925,411
Shareholders' equity	1,262,386			1,155,777			904,381
Total liabilities and shareholders' equity	$9,924,651			$9,766,448			$7,829,792
Net interest income FTE(2)		$352,482			$368,050			$272,347
Interest rate spread FTE(2)			2.87%			3.26%			3.54%
Net interest earning assets	$2,907,437			$3,217,732			$3,141,410
Net interest margin FTE(2)			3.85%			4.08%			3.73%
Average transaction deposits	$7,323,158			$6,997,756			$5,888,395
Average total deposits	8,343,136			7,968,739			6,714,688
Ratio of average interest earning assets to average interest bearing liabilities	146.54%			155.43%			175.38%

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Presented on an FTE basis using the statutory tax rate of 21% for all periods presented. The taxable equivalent adjustments included above are $7,094, $6,099 and $5,512 for the years ended December 31, 2024, 2023 and 2022, respectively.

(3)	Loan fees included in interest income totaled $13,484, $13,905 and $9,453 during 2024, 2023 and 2022, respectively.

Net interest income totaled $345.4 million, $362.0 million and $266.8 million during the years ended December 31, 2024, 2023 and 2022, respectively. Net interest income on an FTE basis totaled $352.5 million, $368.1 million and $272.3 million during the years ended December 31, 2024, 2023 and 2022, respectively. During the year ended December 31, 2024, the FTE net interest margin narrowed 23 basis points to 3.85%, compared to the year ended December 31, 2023, as the increase in earning asset yields was more than offset by an increase in the cost of funds. The yield on earning assets increased 40 basis points to 5.96%. The cost of funds increased 69 basis points to 2.27% during the year ended December 31, 2024, compared to the year ended December 31, 2023.

Average loans comprised $7.7 billion, or 84.1%, of total average interest earning assets during 2024, compared to $7.4 billion, or 82.5%, during 2023. Average investment securities comprised 14.5% and 15.5% of total interest earning assets during 2024 and 2023, respectively. Average interest bearing cash balances totaled $78.8 million during the year ended December 31, 2024, compared to $121.8 million for the prior year.

Average balances of interest bearing liabilities increased $0.4 billion during 2024, compared to 2023, driven by organic balance sheet growth. The increase was driven by higher interest bearing demand, savings and money market deposits totaling $733.0 million, time deposits totaling $49.0 million and long-term debt totaling $0.3 million. The increase was partially offset by a decrease in FHLB advances totaling $0.3 billion.

The following table summarizes the changes in net interest income on an FTE basis by major category of interest earning assets and interest bearing liabilities, identifying changes related to volume and changes related to rates for 2024, 2023 and 2022:

	The year ended December 31, 2024			The year ended December 31, 2023
	compared to			compared to
	the year ended December 31, 2023			the year ended December 31, 2022
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Originated loans FTE(1)(2)(3)	$30,225	$27,255	$57,480	$61,119	$81,352	$142,471
Acquired loans	(11,270)	(997)	(12,267)	68,264	(3,391)	64,873
Loans held for sale	(349)	21	(328)	(2,570)	1,517	(1,053)
Investment securities available-for-sale	(98)	2,260	2,162	(1,301)	1,580	279
Investment securities held-to-maturity	(1,265)	1,469	204	286	1,565	1,851
Other securities	(1,017)	(405)	(1,422)	1,980	240	2,220
Interest earning deposits	(1,351)	(630)	(1,981)	(11,137)	11,810	673
Total interest income	$14,875	$28,973	$43,848	$116,641	$94,673	$211,314
Interest expense:
Interest bearing demand, savings and money market deposits	$21,930	$41,796	$63,726	$22,336	$56,274	$78,610
Time deposits	1,658	11,430	13,088	3,192	12,980	16,172
Securities sold under agreements to repurchase	(2)	1	(1)	(2)	(19)	(21)
Long-term debt, net	12	(12)	—	422	132	554
Federal Home Loan Bank advances	(18,579)	1,182	(17,397)	19,870	426	20,296
Total interest expense	5,019	54,397	59,416	45,818	69,793	115,611
Net change in net interest income	$9,856	$(25,424)	$(15,568)	$70,823	$24,880	$95,703

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Presented on an FTE basis using the statutory tax rate of 21% for all periods presented. The taxable equivalent adjustments included above are $7,094, $6,099 and $5,512 for the years ended December 31, 2024, 2023 and 2022, respectively.

(3)	Loan fees included in interest income totaled $13,484, $13,905 and $9,453 for the years ended December 31, 2024, 2023 and 2022, respectively.

Below is a breakdown of average deposits and the average rates paid during the periods indicated:

	For the three months ended				For the years ended
	December 31, 2024		December 31, 2023		December 31, 2024		December 31, 2023
		Average		Average		Average		Average
	Average	rate	Average	rate	Average	rate	Average	rate
	balance	paid	balance	paid	balance	paid	balance	paid
Non-interest bearing demand	$2,249,614	0.00%	$2,390,457	0.00%	$2,252,887	0.00%	$2,660,525	0.00%
Interest bearing demand	1,386,579	2.58%	1,392,118	2.85%	1,392,854	2.87%	1,238,101	2.18%
Money market accounts	3,090,333	3.21%	2,693,925	3.19%	3,048,326	3.47%	2,359,247	2.42%
Savings accounts	610,887	1.01%	665,520	0.74%	629,091	0.96%	739,883	0.53%
Time deposits	1,034,560	3.53%	986,513	2.76%	1,019,978	3.38%	970,983	2.21%
Total average deposits	$8,371,973	2.12%	$8,128,533	1.94%	$8,343,136	2.23%	$7,968,739	1.37%

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

The Company recorded a provision expense for credit losses of $6.8 million for the year ended December 31, 2024, driven by loan growth and higher reserve requirements. Included in the provision for credit losses was $0.5 million of provision expense for unfunded loan commitments. During the year ended December 31, 2023, the Company recorded a provision expense for credit losses of $8.3 million, driven by loan growth and higher specific reserve requirements. Included in the provision for credit losses was $1.2 million of provision release for unfunded loan commitments.

Non-interest income

The table below details the components of non-interest income for the years presented:

	For the years ended December 31,			2024 vs 2023		2023 vs 2022
				Increase (decrease)		Increase (decrease)
	2024	2023	2022	Amount	% Change	Amount	% Change
Service charges	$17,957	$18,225	$16,357	$(268)	(1.5)%	$1,868	11.4%
Bank card fees	18,963	19,636	18,299	(673)	(3.4)%	1,337	7.3%
Mortgage banking income	11,228	13,634	23,774	(2,406)	(17.6)%	(10,140)	(42.7)%
Bank-owned life insurance income	3,005	3,269	2,272	(264)	(8.1)%	997	43.9%
Loss on security sales	(6,582)	—	—	(6,582)	(100)%	—	(100)%
Other non-interest income	16,660	9,153	6,610	7,507	82.0%	2,543	38.5%
Total non-interest income	$61,231	$63,917	$67,312	$(2,686)	(4.2)%	$(3,395)	(5.0)%

Non-interest income totaled $61.2 million for the year ended December 31, 2024, compared to $63.9 million for the year ended December 31, 2023. Excluding $6.6 million of non-recurring loss on AFS security sales in 2024, non-interest income increased $3.9 million, primarily driven by increases in our diversified sources of fee revenue including increases in SBA loan income, trust income, Cambr income and swap fee income all included in other non-interest income. Partially offsetting these increases was a $2.4 million decrease in mortgage banking income, as the sustained higher-interest rate environment during the year resulted in lower mortgage volume, and a $0.9 million decrease in service charges and bank card fees.

Non-interest expense

The table below details the components of non-interest expense for the years presented:

	For the years ended December 31,			2024 vs 2023		2023 vs 2022
				Increase (decrease)		Increase (decrease)
	2024	2023	2022	Amount	% Change	Amount	% Change
Salaries and benefits	$146,243	$137,701	$124,971	$8,542	6.2%	$12,730	10.2%
Occupancy and equipment	39,951	37,552	31,496	2,399	6.4%	6,056	19.2%
Data processing	17,481	13,110	12,657	4,371	33.3%	453	3.6%
Marketing and business development	3,989	4,002	3,821	(13)	(0.3)%	181	4.7%
FDIC deposit insurance	5,390	7,008	2,121	(1,618)	(23.1)%	4,887	230.4%
Bank card expenses	5,185	5,769	5,480	(584)	(10.1)%	289	5.3%
Professional fees	7,062	10,464	14,418	(3,402)	(32.5)%	(3,954)	(27.4)%
Other non-interest expense	21,377	18,979	13,932	2,398	12.6%	5,047	36.2%
Other intangible assets amortization	7,939	7,386	2,338	553	7.5%	5,048	215.9%
Total non-interest expense	$254,617	$241,971	$211,234	$12,646	5.2%	$30,737	14.6%

During the year ended December 31, 2024, non-interest expense totaled $254.6 million, an increase of $12.6 million, or 5.2%, largely due to an ongoing investment in technology including specialized technology associates hired in 2024. Salaries and benefits increased $8.5 million, data processing increased $4.4 million and occupancy and equipment increased $2.4 million. Other intangible assets amortization increased $0.6 million due to our Cambr acquisition in April 2023. Included in other non-interest expense was $1.2 million from banking center consolidation-related expenses. These increases were partially offset by decreases in professional fees of $3.4 million and FDIC deposit insurance of $1.6 million.

Income taxes

Income taxes are accounted for in accordance with Accounting Standards Codification (“ASC”) Topic 740. Under this guidance, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. ASC Topic 740 requires the establishment of a valuation allowance against the net deferred tax asset unless it is more-likely-than-not that the tax benefit of the deferred tax asset will be realized. For purposes of projecting whether the deferred tax asset will be realized, we consider tax regulations of the jurisdictions in which we operate, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results, or the ability to implement tax planning strategies varies, adjustments to the carrying value of the deferred tax assets may be required. We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

Income tax expense totaled $26.4 million during 2024, compared to $33.6 million during 2023. The decrease in income tax expense was driven by lower pre-tax income. The effective tax rate for 2024 was 18.2%, compared to 19.1% for 2023. As of December 31, 2024, our marginal tax rate (the rate we pay on each incremental dollar of earnings) was approximately 23%. However, our effective tax rate (income tax expense divided by income before income taxes) for a given period differs from our marginal rate largely due to income and expense items that are non-taxable or non-deductible in the calculation of income tax expense. The lower effective tax rate compared to the federal statutory tax rate was primarily due to interest income from tax-exempt lending, bank-owned life insurance income, research and development tax credits related to the 2UniFi buildout and the relationship of these items to pre-tax income.

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

On-balance sheet liquidity is represented by our cash and cash equivalents and unencumbered investment securities, and is detailed in the table below as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Cash and due from banks	$127,848	$190,826
Unencumbered investment securities, at fair value	319,949	338,555
Total	$447,797	$529,381

Total on-balance sheet liquidity decreased $81.6 million at December 31, 2024, compared to December 31, 2023, as a result of strategic balance sheet actions taken in the fourth quarter of 2024. The decrease was due to lower cash and due from banks of $63.0 million and $18.6 million lower unencumbered available-for-sale and held-to-maturity securities balances. As of December 31, 2024, approximately $739.1 million of investment securities were pledged to secure client deposits and repurchase agreements.

The Company’s investment portfolio remains positioned in liquid and readily marketable instruments and is a significant source of on-balance sheet collateral to secure borrowing capacity. Our investment securities portfolio is evaluated under established Asset and Liability Committee objectives and is structured as a liquidity portfolio, and only security fair values are used for the liquidity assessment. The fair value of total investment securities was $1.0 billion at December 31, 2024, compared to $1.1 billion at December 31, 2023. As of December 31, 2024, the fair value was inclusive of pre-tax net unrealized losses of $90.4 million on the available-for-sale securities portfolio. Additionally, our held-to-maturity securities portfolio had $81.7 million of pre-tax net unrealized losses. The gross unrealized gains and losses are detailed in note 4 of our consolidated financial statements. As of December 31, 2024, our investment securities portfolio consisted primarily of MBS, all of which were issued or guaranteed by U.S. government agencies or sponsored enterprises. The anticipated repayments and marketability of these securities offer substantial resources and flexibility to meet new loan demand, reinvest in the investment securities portfolio, or provide optionality for reductions in our deposit funding base. At December 31, 2024, the duration of the investment securities portfolio was 4.4 years and the weighted average life was 5.5 years.

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

	December 31, 2024	December 31, 2023
Available FHLB borrowing capacity	$1,697,259	$1,409,077
Federal Reserve Bank discount window	880,892	102,078
Total off-balance sheet funds available	$2,578,151	$1,511,155

The Company had pledged $2.6 billion of loans as collateral to the FHLB at December 31, 2024 and December 31, 2023. FHLB borrowing capacity totaled $1.7 billion at December 31, 2024. At December 31, 2024, outstanding FHLB borrowings totaled $50.0 million, leaving undrawn borrowing capacity of $1.7 billion. At December 31, 2023, the Company had $340.0 million of outstanding borrowings with the FHLB. At December 31, 2024, the Company’s available secured and committed borrowing capacity at the FHLB and Federal Reserve totaled $2.6 billion, compared to $1.5 billion at December 31, 2023.

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

At present, financing activities primarily consist of changes in deposits and repurchase agreements, and advances from the FHLB, in addition to the payment of dividends and the repurchase of our common stock. Maturing time deposits represent a potential use of funds. As of December 31, 2024, $822.6 million of time deposits were scheduled to mature within 12 months. Based on the current interest rate environment and market conditions, our consumer banking strategy is to focus on attracting and maintaining both lower cost transaction accounts and time deposits.

During 2021, the Company entered into a subordinated note purchase agreement to issue and sell a fixed-to-floating note. The Company deployed the net proceeds from the sale of the note for general corporate purposes. The note is not subject to redemption at the option of the holder. Additionally, as part of the acquisition of BOJH on October 1, 2022, the Company assumed three subordinated note purchase agreements to issue and sell fixed-to-floating rate notes. The balance on all subordinated notes totaled $54.5 million and $54.2 million at December 31, 2024 and 2023, respectively.

We enter into contractual obligations that require a future cash settlement. These may include operating lease obligations, purchase obligations, time deposits and issuance of long-term debt. For the year ended December 31, 2024, contractual obligations totaled $1.1 billion with $840.9 million estimated to be paid within one year. Included within those contractual obligations were time deposits totaling $1.0 billion, with $822.6 million of that estimated to be paid within one year.

For additional information regarding our operating, investing and financing cash flows, see our consolidated statements of cash flows in the accompanying consolidated financial statements.

Capital

Under the Basel III requirements, at December 31, 2024, the Company, NBH Bank and Bank of Jackson Hole Trust met all capital adequacy requirements, and the Banks had regulatory capital ratios in excess of the levels established for well-capitalized institutions. For more information on regulatory capital, see note 14 in our consolidated financial statements.

Our shareholders' equity is impacted by earnings, changes in unrealized gains and losses on securities, net of tax, stock-based compensation activity, share repurchases, shares issued in connection with acquisitions and the payment of dividends.

The Board of Directors has from time to time authorized multiple programs to repurchase shares of the Company’s common stock either in open market or in privately negotiated transactions in accordance with applicable regulations of the SEC. On May 19, 2023, the Company’s Board of Directors authorized a new program to repurchase up to $50.0 million of the Company’s stock. The remaining authorization under the program as of December 31, 2024 was $50.0 million.

On January 22, 2025, our Board of Directors declared a quarterly dividend of $0.29 per common share, payable on March 14, 2025 to shareholders of record at the close of business on February 28, 2025.

Asset/Liability Management and Interest Rate Risk

The Board of Directors meets as often as necessary, but no less than quarterly, to review financial statements, public filings, significant accounting policy changes, liquidity, interest rate risk and asset and liability management. The Board also oversees the performance of our internal audit function as well as serves as an independent and objective body to monitor and assess our compliance with legal and regulatory requirements as well as internal control systems. Management and the Board of Directors are responsible for managing interest rate risk and employing risk management policies that monitor and limit this exposure. Interest rate risk is measured using net interest income simulations and market value of portfolio equity analyses. These analyses use various assumptions, including the nature and timing of interest rate changes, yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, and reinvestment/replacement of asset and liability cash flows.

Interest rate risk results from the following:

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

Our interest rate risk model indicated that the Company was in a fairly neutral position in terms of interest rate sensitivity at December 31, 2024. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 100 and 200 basis point decrease in interest rates on net interest income based on the interest rate risk model at the respective dates:

Hypothetical
shift in interest	% change in projected net interest income
rates (in bps)	December 31, 2024	December 31, 2023
200	1.72%	(0.18)%
100	0.87%	(0.06)%
(100)	(1.05)%	(0.09)%
(200)	(2.11)%	(0.33)%

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

As part of the asset/liability management strategy to manage primary market risk exposures expected to be in effect in future reporting periods, management has executed interest rate derivatives primarily using floors and collars. For further discussion of the Company’s derivative contracts refer to note 20. The strategy with respect to liabilities has been to continue to emphasize transaction deposit growth, particularly non-interest or low interest bearing non-maturing deposit accounts while building long-term client relationships. Non-maturing deposit accounts totaled 87.6% of total deposits at December 31, 2024, compared to 88.0% at December 31, 2023.

Impact of Inflation and Changing Prices

An inflationary environment may impact our financial performance and may impact our clients, including but not limited to impacts on assets, earnings, capital levels and growth opportunities. While we plan to continue our disciplined approach to expense management, an inflationary environment may cause wage pressures and general increases in our cost of doing business, which may increase our non-interest expense.

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

Off-Balance Sheet Activities

In the normal course of business, we are a party to various contractual obligations, commitments and other off-balance sheet activities that contain credit, market, and operational risk that are not required to be reflected in our consolidated financial statements. The most significant of these are the loan commitments that we enter into to meet the financing needs of clients, including commitments to extend credit, commercial and consumer lines of credit and standby letters of credit. As of December 31, 2024 and 2023, we had loan commitments totaling $1.4 billion and $1.6 billion, respectively, and standby letters of credit totaling $10.8 million and $13.0 million, respectively. Unused commitments do not necessarily represent future credit exposure or cash requirements, as commitments often expire without being drawn upon.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

National Bank Holdings Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of National Bank Holdings Corporation and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Allowance for credit losses related to loans collectively evaluated for impairment

As discussed in Note 7 to the consolidated financial statements, the allowance for credit losses related to loans collectively evaluated for impairment (the collective ACL) was $88.0 million of a total ACL of $94.5 million as of December 31, 2024. The Company estimated the December 31, 2024 collective ACL by first disaggregating the loan portfolio into segments based upon broad characteristics such as primary use and underlying collateral. Within these segments, the portfolio was further disaggregated into classes of loans with similar attributes and risk characteristics. The

2024 collective ACL was determined at the class level, analyzing loss history based upon specific loss drivers and risk factors affecting each loan class. The Company utilized a discounted cash flow (DCF) model developed within a third-party software tool to establish expected lifetime credit losses for the loan portfolio. The 2024 collective ACL was calculated as the difference between the amortized cost basis and the projections from the DCF analysis. The DCF model allows for individual life of loan cash flow modeling, excluding extensions and renewals, using loan-specific interest rates and repayment schedules including estimated prepayment rates and loss recovery timing delays. The model incorporates forecasts of certain national macroeconomic factors (reasonable and supportable forecasts) which drive correlated Probability of Default (“PD”) and Loss Given Default (“LGD”) rates, which in turn, drive the losses predicted in establishing the Company’s 2024 collective ACL. Management accounts for the inherent uncertainty of the underlying economic forecast by reviewing and weighting alternate forecast scenarios. PD and LGD rates along with prepayment rates and loss recovery time delays are determined at a loan class level making use of both internal and peer historical loss rate data. For periods beyond the reasonable and supportable forecast period, the Company reverts to historical long-term average loss rates on a straight-line basis. The length of the forecast period spans four quarters. The length of the reversion period is based on management’s assessment of the length and pattern of the current economic cycle and typically ranges from four to eight quarters. Additionally, the 2024 collective ACL calculation includes subjective adjustments for qualitative risk factors that are likely to cause estimated credit losses to differ from historical experience.

We identified the assessment of the 2024 collective ACL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge in the industry, and subjective and complex auditor judgment was involved in the assessment of the 2024 collective ACL. Specifically, the assessment encompassed the evaluation of the 2024 collective ACL methodology, including (1) the DCF model and significant assumptions: PD, LGD, prepayment rates, discount rates, loss recovery time delays, the use of peer data, portfolio segmentation, the length and weighting of the reasonable and supportable forecast and the reversion period, and (2) the qualitative risk factors. The assessment also included an evaluation of the conceptual soundness and performance of the underlying models and assumptions. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the 2024 collective ACL estimate, including controls over the:

●	development of the 2024 collective ACL methodology,
●	continued use and appropriateness of changes made to the DCF model,
●	validation of the DCF model to determine if it is fit for use and appropriate to estimate expected credit losses,
●	identification and determination of the significant assumptions used in the DCF model,
●	continued use and appropriateness of changes made to the qualitative factors, including the significant assumptions used in the measurement of the qualitative factors,
●	analysis of the overall ACL results, trends, and ratios.

We evaluated the Company’s process to develop the 2024 collective ACL estimate by testing certain sources of data, factors, and significant assumptions that the Company used, and considered the relevance and reliability of such data, factors, and significant assumptions, including an evaluation of whether additional factors or alternative assumptions should be used. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:

●	evaluating the Company’s 2024 collective ACL methodology for compliance with U.S. generally accepted accounting principles,
●	assessing the conceptual soundness of the DCF model by inspecting the model validation documentation to determine whether the model is suitable for its intended use,

●	evaluating judgments made by the Company in the continued use and appropriateness of changes made to the PD, LGD, prepayment rates, loss recovery time delays, use of peer data, and the reversion period assumptions by comparing them to relevant Company-specific metrics and trends, and the applicable industry and regulatory practices,
●	evaluating the selection of methodology used to develop the economic forecast scenarios, including the weighting of the scenarios, and underlying assumptions, by comparing it to the Company’s business environment and relevant industry practices,
●	determining whether the loan portfolio is segmented by similar risk characteristics by comparing to the Company’s business environment and relevant industry practices,
●	evaluating the methodology used to develop the qualitative factors and the effect of those factors on the 2024 collective ACL compared with relevant credit risk factors and consistency with credit trends and identified limitations of the underlying DCF model.

We also assessed the sufficiency of the audit evidence obtained related to the 2024 collective ACL estimate by evaluating the:

●	Cumulative results of the audit procedures,
●	Qualitative aspects of the Company’s accounting practices,
●	Potential bias in the accounting estimates.

We have served as the Company’s auditor since 2010.

Kansas City, Missouri

February 25, 2025

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

December 31, 2024 and 2023

(In thousands, except share and per share data)

	December 31, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$127,848	$190,826
Investment securities available-for-sale (at fair value)	527,547	628,829
Investment securities held-to-maturity (fair value of $451,386 and $504,328 at December 31, 2024 and December 31, 2023, respectively)	533,108	585,052
Non-marketable securities	76,462	90,477
Loans	7,751,143	7,698,758
Allowance for credit losses	(94,455)	(97,947)
Loans, net	7,656,688	7,600,811
Loans held for sale	24,495	18,854
Other real estate owned	662	4,088
Premises and equipment, net	196,773	162,733
Goodwill	306,043	306,043
Intangible assets, net	58,432	66,025
Other assets	299,635	297,326
Total assets	$9,807,693	$9,951,064
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing demand deposits	$2,213,685	$2,361,367
Interest bearing demand deposits	1,411,860	1,480,042
Savings and money market	3,592,312	3,367,012
Time deposits	1,020,036	981,970
Total deposits	8,237,893	8,190,391
Securities sold under agreements to repurchase	18,895	19,627
Long-term debt, net	54,511	54,200
Federal Home Loan bank advances	50,000	340,000
Other liabilities	141,319	134,039
Total liabilities	8,502,618	8,738,257
Shareholders' equity:
Common stock, par value $0.01 per share: 400,000,000 shares authorized; 51,487,888 and 51,487,907 shares issued; 38,054,482 and 37,784,851 shares outstanding at December 31, 2024 and December 31, 2023, respectively	515	515
Additional paid-in capital	1,167,431	1,162,269
Retained earnings	508,864	433,126
Treasury stock of 13,141,392 and 13,462,472 shares at December 31, 2024 and December 31, 2023, respectively, at cost	(301,694)	(306,702)
Accumulated other comprehensive loss, net of tax	(70,041)	(76,401)
Total shareholders' equity	1,305,075	1,212,807
Total liabilities and shareholders' equity	$9,807,693	$9,951,064

See accompanying notes to the consolidated financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended December 31, 2024, 2023 and 2022

(In thousands, except share and per share data)

	2024	2023	2022
Interest and dividend income:
Interest and fees on loans	$505,266	$461,376	$255,672
Interest and dividends on investment securities	28,696	26,331	24,200
Dividends on non-marketable securities	1,832	3,253	1,034
Interest on interest bearing bank deposits	2,474	4,455	3,782
Total interest and dividend income	538,268	495,415	284,688
Interest expense:
Interest on deposits	186,192	109,378	14,596
Interest on borrowings	6,688	24,086	3,257
Total interest expense	192,880	133,464	17,853
Net interest income before provision for credit losses	345,388	361,951	266,835
Provision for credit loss expense	6,755	8,295	36,729
Net interest income after provision for credit losses	338,633	353,656	230,106
Non-interest income:
Service charges	17,957	18,225	16,357
Bank card fees	18,963	19,636	18,299
Mortgage banking income	11,228	13,634	23,774
Bank-owned life insurance income	3,005	3,269	2,272
Other non-interest income	16,660	9,153	6,610
Loss on security sales	(6,582)	—	—
Total non-interest income	61,231	63,917	67,312
Non-interest expense:
Salaries and benefits	146,243	137,701	124,971
Occupancy and equipment	39,951	37,552	31,496
Data processing	17,481	13,110	12,657
Marketing and business development	3,989	4,002	3,821
FDIC deposit insurance	5,390	7,008	2,121
Bank card expenses	5,185	5,769	5,480
Professional fees	7,062	10,464	14,418
Other non-interest expense	21,377	18,979	13,932
Other intangible assets amortization	7,939	7,386	2,338
Total non-interest expense	254,617	241,971	211,234
Income before income taxes	145,247	175,602	86,184
Income tax expense	26,432	33,554	14,910
Net income	$118,815	$142,048	$71,274
Earnings per share—basic	$3.10	$3.74	$2.20
Earnings per share—diluted	3.08	3.72	2.18
Weighted average number of common shares outstanding:
Basic	38,212,304	37,937,579	32,360,005
Diluted	38,419,125	38,111,208	32,680,932

See accompanying notes to the consolidated financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

For the Years Ended December 31, 2024, 2023 and 2022

(In thousands)

	2024	2023	2022
Net income	$118,815	$142,048	$71,274
Other comprehensive income (loss), net of tax:
Securities available-for-sale:
Net unrealized gains (losses) arising during the period, net of tax (expense) benefit of ($897), ($2,703), and $24,297 for the years ended December 31, 2024, 2023 and 2022, respectively.	1,110	11,781	(79,312)
Less: reclassification adjustment for loss on security sales realized in net income, net of tax benefit of $1,534 for the year ended December 31, 2024.	5,048	—	—
Less: amortization of net unrealized holding gains to income, net of tax benefit of $23, $51, and $95 for the years ended December 31, 2024, 2023 and 2022, respectively.	(73)	(166)	(303)
Cash flow hedges:
Net unrealized gains (losses) arising during the period, net of tax (expense) benefit of ($18), $325, and $524 for the years ended December 31, 2024, 2023 and 2022, respectively.	22	(1,005)	(1,721)
Less: reclassification adjustment for losses included in net income, net of tax benefit of $77, $362, and $28 for the years ended December 31, 2024, 2023 and 2022, respectively.	253	1,193	95
Other comprehensive income (loss)	6,360	11,803	(81,241)
Comprehensive income (loss)	$125,175	$153,851	$(9,967)

See accompanying notes to the consolidated financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended December 31, 2024, 2023 and 2022

(In thousands, except share and per share data)

	For the years ended December 31,
						Accumulated
		Additional				other
	Common	paid-in	Retained	Treasury		comprehensive
	stock	capital	earnings	stock		(loss) income, net	Total
Balance, December 31, 2021	$515	$1,014,294	$289,876		$(457,616)	$(6,963)	$840,106
Net income	—	—	71,274		—	—	71,274
Stock-based compensation	—	6,059	—		—	—	6,059
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $4,111, net	—	(2,812)	—		2,514	—	(298)
Reissuance of treasury stock of 3,096,745 shares for acquisition of Community Bancorporation	—	63,630	—		60,642	—	124,272
Reissuance of treasury stock of 4,391,964 shares for acquisition of Bancshares of Jackson Hole	—	78,337	—		84,122	—	162,459
Cash dividends declared ($0.94 per share)	—	—	(30,429)		—	—	(30,429)
Other comprehensive loss	—	—	—		—	(81,241)	(81,241)
Balance, December 31, 2022	$515	$1,159,508	$330,721		$(310,338)	$(88,204)	$1,092,202
Net income	—	—	142,048		—	—	142,048
Stock-based compensation	—	7,222	—		—	—	7,222
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $4,077, net	—	(4,461)	—		3,636	—	(825)
Cash dividends declared ($1.04 per share)	—	—	(39,643)		—	—	(39,643)
Other comprehensive income	—	—	—		—	11,803	11,803
Balance, December 31, 2023	$515	$1,162,269	$433,126		$(306,702)	$(76,401)	$1,212,807
Net income	—	—	118,815	-	—	—	118,815
Stock-based compensation	—	8,048	—		—	—	8,048
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $7,699, net	—	(2,886)	—		5,008	—	2,122
Cash dividends declared ($1.12 per share)	—	—	(43,077)		—	—	(43,077)
Other comprehensive income	—	—	—		—	6,360	6,360
Balance, December 31, 2024	$515	$1,167,431	$508,864		$(301,694)	$(70,041)	$1,305,075

See accompanying notes to the consolidated financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2024, 2023 and 2022

(In thousands)

	For the year ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$118,815	$142,048	$71,274
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit loss expense	6,755	8,295	36,729
Depreciation and amortization	24,191	23,853	16,448
Change in current income tax receivable	1,740	3,223	(3,880)
Change in deferred income taxes	6,357	55	(17,280)
Discount accretion, net of premium amortization on securities	(1,350)	(831)	1,111
Gain on sale of mortgages, net	(9,662)	(9,907)	(19,747)
Origination of loans held for sale, net of repayments	(346,588)	(398,438)	(810,061)
Proceeds from sales of loans held for sale	349,450	407,425	955,044
Originations of mortgage servicing rights	(404)	(1,183)	(4,187)
Proceeds from sales of mortgage servicing rights	—	5,502	—
Gain on sale of mortgage servicing rights	—	(1,052)	—
Impairment on fixed assets	958	349	118
Gain on sale of fixed assets	(637)	(148)	(1,674)
Stock-based compensation	8,048	7,222	6,059
Loss on security sales	6,582	—	—
Operating lease payments	(6,537)	(6,308)	(5,036)
Change in other assets	(16,062)	343	(26,749)
Change in other liabilities	13,615	(13,513)	16,465
Net cash provided by operating activities	155,271	166,935	214,634
Cash flows from investing activities:
Proceeds from non-marketable securities	57,527	100,046	4,175
Proceeds from maturities and paydowns of investment securities available-for-sale	157,538	92,032	141,892
Proceeds from maturities and paydowns of investment securities held-to-maturity	63,078	69,555	133,363
Proceeds from sales of investment securities available-for-sale	132,113	—	128,430
Proceeds from sales of other real estate owned	3,418	581	3,564
Purchases of non-marketable securities	(44,889)	(106,175)	(37,271)
Purchases of investment securities available-for-sale	(185,713)	—	(259,846)
Purchases of investment securities held-to-maturity	(10,483)	(2,452)	(101,699)
Purchases of premises and equipment, net	(34,592)	(36,834)	(12,430)
Net increase in loans	(73,338)	(477,109)	(987,511)
Proceeds from the sale of loans	—	1,625	933
Net cash activity for acquisitions	—	(45,300)	234,263
Net cash provided by (used in) investing activities	64,659	(404,031)	(752,137)
Cash flows from financing activities:
Net increase (decrease) in deposits	47,229	317,050	(465,818)
Net decrease in repurchase agreements and other short-term borrowings	(732)	(587)	(2,554)
Net (payments to) advances from the Federal Home Loan Bank	(290,000)	(45,000)	385,000
Issuance of stock under purchase and equity compensation plans	(1,515)	(1,534)	(1,481)
Proceeds from exercise of stock options	3,555	617	1,102
Payment of dividends	(42,945)	(39,643)	(30,447)
Net cash (used in) provided by financing activities	(284,408)	230,903	(114,198)
Decrease in cash, cash equivalents and restricted cash(1)	(64,478)	(6,193)	(651,701)
Cash, cash equivalents and restricted cash at beginning of the year(1)	192,326	198,519	850,220
Cash, cash equivalents and restricted cash at end of period(1)	$127,848	$192,326	$198,519
Supplemental disclosure of cash flow information during the period:
Cash paid for interest	$189,973	$124,426	$18,597
Net tax payments	20,841	32,846	11,302
Supplemental schedule of non-cash activities:
Loans transferred to other real estate owned at fair value	9,577	1,207	147
Loans transferred from loans held for sale to loans	1,159	4,833	5,288
Treasury stock reissued for acquisition	—	—	144,764

(1)

Included in restricted cash at December 31, 2023 and 2022 was $1.5 million and $3.0 million, respectively, placed in escrow for certain potential liabilities, for which the Company was indemnified, resulting from a previous acquisition. The restricted cash was included in other assets in the Company’s consolidated statements of financial condition. At December 31, 2024, there was no restricted cash.

See accompanying notes to the consolidated financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

Note 1 Basis of Presentation

National Bank Holdings Corporation is a bank holding company that was incorporated in the State of Delaware in 2009. The Company is headquartered in Greenwood Village, Colorado, and its primary operations are conducted through its wholly owned subsidiaries NBH Bank and Bank of Jackson Hole Trust. NBH Bank is a Colorado state-chartered bank and a member of the Federal Reserve System, and Bank of Jackson Hole Trust is a Wyoming state-chartered bank and a member of the Federal Reserve System. The Company provides a variety of banking products to both commercial and consumer clients through a network of over 90 banking centers as of December 31, 2024, located primarily in Colorado, the greater Kansas City region, Utah, Wyoming, Texas, New Mexico and Idaho, as well as through online and mobile banking products and services.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, NBH Bank, Bank of Jackson Hole Trust and 2UniFi, LLC. The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and, where applicable, with general practices in the banking industry or guidelines prescribed by bank regulatory agencies. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results presented. All such adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications of prior years' amounts are made whenever necessary to conform to current period presentation. All amounts are in thousands, except share data, or as otherwise noted.

GAAP requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and disclosures of contingent assets and liabilities. By their nature, estimates are based on judgment and available information. Management has made significant estimates in certain areas, such as the fair values of financial instruments, contingent liabilities and the allowance for credit losses. Because of the inherent uncertainties associated with any estimation process and future changes in market and economic conditions, it is possible that actual results could differ significantly from those estimates.

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

The Company enters into commitments to originate residential mortgage loans whereby the interest rate on the loan is determined prior to funding (i.e., interest rate lock commitments). Such interest rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives. To protect against the price risk inherent in residential mortgage loan commitments, the Company utilizes both "best efforts" and "mandatory delivery" forward loan sale commitments to mitigate the risk of potential increases or decreases in the values of loans that would result from the change in market rates for such loans. The Company manages the interest rate risk on interest rate lock commitments by entering into forward sale contracts of mortgage backed securities. Such contracts are accounted for as derivatives and are recorded at fair value as derivative assets or liabilities. They are carried in the consolidated statements of financial condition within other assets or other liabilities, and changes in fair value are recorded net as a component of mortgage banking income in the consolidated statements of operations. The gross gains on loan sales are recognized based on new loan commitments with adjustment for price and pair-off activity. Commission expenses on loans held for sale are recognized based on loans closed.

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

The fair value of stock options is measured using a Black-Scholes model. The fair value of time-based restricted stock awards and performance stock units with performance based vesting criteria is based on the Company’s stock price on the date of grant. The fair value of performance stock units with market-based vesting criteria is measured using a Monte Carlo simulation model. Compensation expense for the portion of the awards that contain performance and service vesting conditions is recognized over the requisite service period based on the fair value of the awards on the grant date. Compensation expense for the portion of the awards that contain a market vesting condition is recognized over the derived service period based on the fair value of the awards on the grant date. The amortization of stock-based compensation reflects any estimated forfeitures, and the expense realized in subsequent periods may be adjusted to reflect the actual forfeitures realized. The outstanding stock options primarily carry a maximum contractual term of ten years. To the extent that any award is forfeited, surrendered, terminated, expires, or lapses without being vested or exercised, the shares of stock subject to such award not delivered are again made available for awards under the 2023 Plan.

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

p) Interest Rate Swap Derivatives—The Company carries all derivatives in the statements of financial condition at fair value. All derivative instruments are recognized as either assets or liabilities depending on the rights or obligations under the contracts. All gains and losses on the fair value hedge derivatives due to changes in fair value are recognized in earnings each period. For derivatives that qualify and are designated as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive (loss) income, net and subsequently reclassified into interest income in the same period(s) during which the hedged transaction affects earnings.

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

r) Acquisition activities—The Company accounts for business combinations under the acquisition method of accounting. Assets acquired and liabilities assumed are measured and recorded at fair value at the date of acquisition, including identifiable intangible assets. If the fair value of net assets acquired exceeds the fair value of consideration paid, a bargain purchase gain is recognized at the date of acquisition. Conversely, if the consideration paid exceeds the fair value of the net assets acquired, goodwill is recognized at the acquisition date. Fair values are subject to refinement for up to a maximum of one year after the closing date of an acquisition as information relative to closing date fair values becomes available. Adjustments recorded to the acquired assets and liabilities assumed are applied prospectively in accordance with ASC Topic 805. The determination of the fair value of loans acquired takes into account credit quality deterioration and probability of loss; therefore, the related ACL is not carried forward at the time of acquisition.

Identifiable intangible assets are recognized separately if they arise from contractual or other legal rights or if they are separable (i.e., capable of being sold, transferred, licensed, rented, or exchanged separately from the entity). The depositor relationship related to deposit liabilities, the client relationship related to assets under management and acquired technology intangibles (known as the core deposit, client relationship and acquired technology intangible assets, respectively) may be exchanged in observable exchange transactions. As a result, these intangible assets are considered identifiable, because the separability criterion has been met.

Note 3 Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The update requires disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. The amendments in this update do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The Company adopted ASU 2023-07 in 2024, using a retrospective approach. The update has not had a material impact to our financial statements apart from changes in disclosures.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminates the accounting guidance on troubled debt restructurings and requires disclosure of current-period gross write-offs by year of origination. The guidance also updates the requirements related to accounting for credit losses under ASC Topic 326 and adds enhanced disclosures for creditors with respect to loan refinancing and modifications of loans for borrowers experiencing financial difficulty. The Company adopted ASU 2022-02 on January 1, 2023 using a modified retrospective approach. A cumulative effect adjustment was not booked to retained earnings as it was immaterial. The update has not had a material impact to our financial statements apart from changes in disclosures.

In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging – Portfolio Layer Method. The purpose of this updated guidance is to further align risk management objectives with hedge accounting results on the application of the last-of-layer method, which was first introduced in ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The Company adopted ASU 2022-01 on January 1, 2023, and the update had no material impact on its financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 was effective upon issuance and can be adopted during any interim period. ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 deferred the sunset date to December 31, 2024. Topic 848 provides optional expedients and guidance for applying generally accepted accounting principles to contract modifications and hedging relationships, if certain criteria are met, that reference LIBOR or any other reference rate that is expected to be discontinued. To address reference rate reform, the Company established a LIBOR transition subcommittee in January of 2020 to identify exposure to reference rates within loan and derivative contracts. Beginning January 1, 2022, the Company no longer originated loans using LIBOR as a reference rate, and LIBOR is no longer published effective June 30, 2023. As of December 31, 2023, existing loan and derivative contracts, where applicable, included an alternative reference rate to LIBOR. The Company applied the practical expedients set forth in ASU 2020-04 with no material impact on its financial statements.

Note 4 Investment Securities

The Company’s investment securities portfolio is comprised of available-for-sale and held-to-maturity investment securities. These investment securities totaled $1.0 billion at December 31, 2024 and included $0.5 billion of available-for-sale securities and $0.5 billion of held-to-maturity securities. At December 31, 2023, investment securities totaled $1.2 billion and included $0.6 billion of available-for-sale securities and $0.6 billion of held-to-maturity securities.

Available-for-sale

Available-for-sale securities are summarized as follows as of the dates indicated:

	December 31, 2024
	Amortized	Gross	Gross
	cost	unrealized gains	unrealized losses	Fair value
U.S. Treasury securities	$24,958	$—	$(84)	$24,874
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	164,785	53	(29,793)	135,045
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	425,476	432	(60,970)	364,938
Corporate debt	2,000	—	(38)	1,962
Other securities	728	—	—	728
Total investment securities available-for-sale	$617,947	$485	$(90,885)	$527,547

	December 31, 2023
	Amortized	Gross	Gross
	cost	unrealized gains	unrealized losses	Fair value
U.S. Treasury securities	$74,508	$—	$(1,464)	$73,044
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	233,264	57	(31,512)	201,809
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	417,155	—	(65,913)	351,242
Municipal securities	80	—	(1)	79
Corporate debt	2,000	—	(157)	1,843
Other securities	812	—	—	812
Total investment securities available-for-sale	$727,819	$57	$(99,047)	$628,829

During 2024, purchases of available-for-sale securities totaled $185.7 million and sales of available-for-sale securities totaled $132.1 million. The available-for-sale securities sales were executed during the fourth quarter of 2024 as a result of strategic balance sheet management and resulted in a pre-tax loss of $6.6 million. There were no purchases or sales of available-for-sale securities during the year ended December 31, 2023. Maturities and paydowns of available-for-sale securities during 2024 and 2023 totaled $157.5 million and $92.0 million, respectively.

At December 31, 2024 and 2023, the Company’s available-for-sale investment portfolio was primarily comprised of U.S. Treasury securities and mortgage-backed securities. All mortgage-backed securities were backed by GSE collateral such as FHLMC and FNMA and the government owned agency GNMA.

The tables below summarize the available-for-sale securities with unrealized losses as of the dates shown, along with the length of the impairment period:

	December 31, 2024
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. Treasury securities	$—	$—	$24,874	$(84)	$24,874	$(84)
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	—	—	132,935	(29,793)	132,935	(29,793)
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	41,426	(95)	264,621	(60,875)	306,047	(60,970)
Corporate debt	—	—	1,963	(38)	1,963	(38)
Total	$41,426	$(95)	$424,393	$(90,790)	$465,819	$(90,885)

	December 31, 2023
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. Treasury securities	$—	$—	$73,044	$(1,464)	$73,044	$(1,464)
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	9	—	199,000	(31,512)	199,009	(31,512)
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	138	(1)	351,104	(65,912)	351,242	(65,913)
Municipal securities	—	—	79	(1)	79	(1)
Corporate debt	—	—	1,843	(157)	1,843	(157)
Total	$147	$(1)	$625,070	$(99,046)	$625,217	$(99,047)

Management regularly monitors the investment securities portfolio in its entirety and further evaluates all of the available-for-sale securities in an unrealized loss position at each reporting period. The portfolio included 180 securities, which were in an unrealized loss position at December 31, 2024, compared to 230 securities at December 31, 2023. The unrealized losses in the Company’s investment portfolio at December 31, 2024 and 2023 were caused by changes in interest rates. The Company has no intention to sell these securities and believes it will not be required to sell the securities before the recovery of their amortized cost. Management believes that default of the available-for-sale securities is highly unlikely. FHLMC, FNMA and GNMA guaranteed mortgage-backed securities and U.S. Treasury securities have a long history of zero credit losses, an explicit guarantee by the U.S. government (although limited for FNMA and FHLMC securities) and yields that generally trade based on market views of prepayment and liquidity risk rather than credit risk.

The tables below summarize the credit quality indicators, by fair value, of available-for-sale securities as of the dates shown:

	December 31, 2024
	AA+	Not rated	Total
U.S. Treasury securities	$24,874	$—	$24,874
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	135,045	—	135,045
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	364,938	—	364,938
Corporate debt	—	1,962	1,962
Other securities	—	728	728
Total investment securities available-for-sale	$524,857	$2,690	$527,547

	December 31, 2023
	AAA	Not rated	Total
U.S. Treasury securities	$73,044	$—	$73,044
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	201,809	—	201,809
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	351,242	—	351,242
Municipal securities	—	79	79
Corporate debt	—	1,843	1,843
Other securities	—	812	812
Total investment securities available-for-sale	$626,095	$2,734	$628,829

Based upon the downgrade of U.S. government securities by certain rating agencies, the Company updated the rating in the tables above from AAA to AA+. Certain securities are pledged as collateral for public deposits, securities sold under agreements to repurchase and to secure borrowing capacity at the FRB, if needed. The fair value of available-for-sale investment securities pledged as collateral totaled $238.6 million and $312.4 million at December 31, 2024 and 2023, respectively. The Company may also pledge available-for-sale investment securities as collateral for FHLB advances. No securities were pledged for this purpose at December 31, 2024 or 2023.

A summary of the available-for-sale securities by maturity is shown in the following table as of December 31, 2024. Mortgage-backed securities may have actual maturities that differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments and are therefore not included in the table below. Additionally, the Company holds other available-for-sale securities with an amortized cost and fair value of $0.7 million as of December 31, 2024 that have no stated contractual maturity date.

	December 31, 2024
			Weighted
	Amortized cost	Fair value	average yield
U.S. Treasury securities
Within one year	$24,958	$24,874	2.55%
Corporate debt
After five but within ten years	2,000	1,962	5.86%

As of December 31, 2024 and 2023, AIR from available-for-sale investment securities totaled $1.3 million, and was included within other assets in the consolidated statements of financial condition.

Held-to-maturity

Held-to-maturity investment securities are summarized as follows as of the dates indicated:

	December 31, 2024
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
U.S. Treasury securities	$49,639	$—	$(480)	$49,159
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	271,105	51	(36,870)	234,286
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	212,364	—	(44,423)	167,941
Total investment securities held-to-maturity	$533,108	$51	$(81,773)	$451,386

	December 31, 2023
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
U.S. Treasury securities	$49,338	$—	$(1,004)	$48,334
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	299,337	226	(34,552)	265,011
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	236,377	2	(45,396)	190,983
Total investment securities held-to-maturity	$585,052	$228	$(80,952)	$504,328

During 2024 and 2023, purchases of held-to-maturity securities totaled $10.5 million and $2.5 million, respectively. Maturities and paydowns of held-to-maturity securities totaled $63.1 million and $69.6 million during 2024 and 2023, respectively.

The held-to-maturity portfolio included 160 securities which were in an unrealized loss position at December 31, 2024, compared to 123 securities at December 31, 2023. The tables below summarize the held-to-maturity securities with unrealized losses as of the dates shown, along with the length of the impairment period:

	December 31, 2024
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. Treasury securities	$—	$—	$49,159	$(480)	$49,159	$(480)
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	45,427	(880)	185,558	(35,990)	230,985	(36,870)
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	2,818	(51)	165,123	(44,372)	167,941	(44,423)
Total	$48,245	$(931)	$399,840	$(80,842)	$448,085	$(81,773)

	December 31, 2023
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. Treasury securities	$—	$—	$48,334	$(1,004)	$48,334	$(1,004)
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	14,689	(72)	217,467	(34,480)	232,156	(34,552)
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	2,289	(37)	187,021	(45,359)	189,310	(45,396)
Total	$16,978	$(109)	$452,822	$(80,843)	$469,800	$(80,952)

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

The table below summarizes the credit quality indicators, by amortized cost, of held-to-maturity securities as of the dates shown:

	December 31, 2024	December 31, 2023
	AA+	AAA
U.S. Treasury securities	$49,639	$49,338
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	271,105	299,337
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	212,364	236,377
Total investment securities held-to-maturity	$533,108	$585,052

Based upon the downgrade of U.S. government securities by certain rating agencies, the Company updated the rating in the tables above from AAA to AA+. Certain securities are pledged as collateral for public deposits, securities sold under agreements to repurchase and to secure borrowing capacity at the FRB, if needed. The carrying value of held-to-maturity investment securities pledged as collateral totaled $500.5 million and $559.3 million at December 31, 2024 and December 31, 2023, respectively. The Company may also pledge held-to-maturity investment securities as collateral for FHLB advances. No held-to-maturity investment securities were pledged for this purpose at December 31, 2024 or 2023.

A summary of the held-to-maturity securities by maturity is shown in the following table as of December 31, 2024. Actual maturities of mortgage-backed securities may differ from scheduled maturities depending on the repayment characteristics and experience of the underlying financial instruments and are therefore not included in the table below.

0
	December 31, 2024
			Weighted
	Amortized cost	Fair value	average yield
U.S. Treasury securities
Within one year	$24,974	$24,884	3.18%
After one but within five years	24,665	24,275	3.10%
Total	$49,639	$49,159	3.14%

As of December 31, 2024 and 2023, AIR from held-to-maturity investment securities totaled $0.9 million and $1.0 million, respectively, and was included within other assets in the consolidated statements of financial condition.

Note 5 Non-marketable Securities

The carrying balance of non-marketable securities are summarized as follows as of the dates indicated:

	December 31, 2024	December 31, 2023
Federal Reserve Bank stock	$24,062	$24,062
Federal Home Loan Bank stock	3,922	16,828
Convertible preferred stock	20,508	25,000
Equity method investments	27,970	24,587
Total	$76,462	$90,477

Non-marketable securities included FRB stock, FHLB stock, convertible preferred stock and equity method investments. During the year ended December 31, 2024, purchases of non-marketable securities totaled $44.9 million, and proceeds from redemptions and sales of non-marketable securities totaled $57.5 million. During the year ended December 31, 2023, purchases of non-marketable securities totaled $106.2 million, and proceeds from redemptions and sales of non-marketable securities totaled $100.0 million. Purchases consisted primarily of FHLB stock, and proceeds consisted primarily of redemptions of FHLB stock. Changes in the Company’s FHLB stock holdings were directly correlated to FHLB line of credit advances and paydowns.

FRB and FHLB stock

At December 31, 2024 and December 31, 2023, the Company held FRB stock and FHLB stock for regulatory or debt facility purposes. These are restricted securities which, lacking a market, are carried at cost. There have been no identified events or changes in circumstances that may have an adverse effect on the FRB and FHLB stock carried at cost.

Convertible preferred stock

Non-marketable securities include convertible preferred stock without a readily determinable fair value. During the years ended December 31, 2024 and 2023, the Company purchased $0.4 million of convertible preferred stock. During the year ended December 31, 2024, convertible preferred stock was redeemed upon the sale of a single investment position that totaled $1.0 million, which generated realized gains of $0.1 million recorded in other non-interest income in the Company’s consolidated statements of operations. The Company recorded $3.9 million of impairment during the year ended December 31, 2024, compared to $4.0 million during 2023, on convertible preferred stock related to venture capital investments, included in other non-interest income in the Company’s consolidated statements of operations.

Equity method investments

Non-marketable securities also include equity method investments totaling $26.2 million and $24.6 million at December 31, 2024 and December 31, 2023, respectively, and equity method investments without a readily determinable fair value totaling $1.8 million and zero at December 31, 2024 and December 31, 2023, respectively. Purchases of equity method investments during the years ended December 31, 2024 and 2023 totaled $1.5 million and $3.6 million, respectively. During the years ended December 31, 2024 and 2023, the Company recorded net unrealized gains on equity method investments totaling $1.0 million and net unrealized losses totaling $35 thousand, respectively. These gains and losses were recorded in other non-interest income in the Company’s consolidated statements of operations. Carrying values of equity method investments without a readily determinable fair value are updated periodically and impairments may be taken to reflect a new basis. The Company recorded no impairment related to equity method investments without a readily determinable fair value for the years ended December 31, 2024 or 2023.

Note 6 Loans

The loan portfolio is comprised of loans originated by the Company and loans that were acquired in connection with the Company’s acquisitions.

The tables below show the loan portfolio composition including carrying value by segment as of the dates shown. The carrying value of loans is net of discounts, fees, costs and fair value marks of $30.1 million and $33.6 million at December 31, 2024 and 2023, respectively.

	December 31, 2024
	Total loans	% of total
Commercial	$4,670,430	60.2%
Commercial real estate non-owner occupied	1,812,338	23.4%
Residential real estate	1,253,838	16.2%
Consumer	14,537	0.2%
Total	$7,751,143	100.0%

	December 31, 2023
	Total loans	% of total
Commercial	$4,499,035	58.4%
Commercial real estate non-owner occupied	1,856,750	24.1%
Residential real estate	1,323,787	17.2%
Consumer	19,186	0.3%
Total	$7,698,758	100.0%

Information about delinquent and non-accrual loans is shown in the following tables at December 31, 2024 and 2023:

	December 31, 2024
		Greater
	30-89 days	than 90 days		Total past
	past due and	past due and	Non-accrual	due and
	accruing	accruing	loans	non-accrual	Current	Total loans
Commercial:
Commercial and industrial	$20,290	$5,492	$21,950	$47,732	$1,948,093	$1,995,825
Municipal and non-profit	—	—	—	—	1,107,142	1,107,142
Owner occupied commercial real estate	1,611	9,447	195	11,253	1,252,891	1,264,144
Food and agribusiness	—	—	587	587	302,732	303,319
Total commercial	21,901	14,939	22,732	59,572	4,610,858	4,670,430
Commercial real estate non-owner occupied:
Construction	—	—	—	—	250,335	250,335
Acquisition/development	—	—	—	—	82,862	82,862
Multifamily	—	—	—	—	320,781	320,781
Non-owner occupied	158	—	5,971	6,129	1,152,231	1,158,360
Total commercial real estate non-owner occupied	158	—	5,971	6,129	1,806,209	1,812,338
Residential real estate:
Senior lien	952	—	6,747	7,699	1,161,568	1,169,267
Junior lien	133	—	505	638	83,933	84,571
Total residential real estate	1,085	—	7,252	8,337	1,245,501	1,253,838
Consumer	20	1	39	60	14,477	14,537
Total loans	$23,164	$14,940	$35,994	$74,098	$7,677,045	$7,751,143

	December 31, 2024
	Non-accrual loans	Non-accrual loans
	with a related	with no related
	allowance for	allowance for	Non-accrual
	credit loss	credit loss	loans
Commercial:
Commercial and industrial	$12,746	$9,204	$21,950
Owner occupied commercial real estate	195	—	195
Food and agribusiness	1	586	587
Total commercial	12,942	9,790	22,732
Commercial real estate non-owner occupied:
Non-owner occupied	5,971	—	5,971
Total commercial real estate non-owner occupied	5,971	—	5,971
Residential real estate:
Senior lien	3,319	3,428	6,747
Junior lien	505	—	505
Total residential real estate	3,824	3,428	7,252
Consumer	39	—	39
Total loans	$22,776	$13,218	$35,994

	December 31, 2023
		Greater
	30-89 days	than 90 days		Total past
	past due and	past due and	Non-accrual	due and
	accruing	accruing	loans	non-accrual	Current	Total loans
Commercial:
Commercial and industrial	$9,179	$—	$2,250	$11,429	$1,955,480	$1,966,909
Municipal and non-profit	—	—	—	—	1,083,756	1,083,756
Owner occupied commercial real estate	—	—	755	755	1,123,018	1,123,773
Food and agribusiness	—	12	5,762	5,774	318,823	324,597
Total commercial	9,179	12	8,767	17,958	4,481,077	4,499,035
Commercial real estate non-owner occupied:
Construction	—	—	—	—	405,250	405,250
Acquisition/development	1,077	—	—	1,077	99,019	100,096
Multifamily	—	—	—	—	311,770	311,770
Non-owner occupied	60	—	13,472	13,532	1,026,102	1,039,634
Total commercial real estate non-owner occupied	1,137	—	13,472	14,609	1,842,141	1,856,750
Residential real estate:
Senior lien	1,410	50	5,488	6,948	1,226,651	1,233,599
Junior lien	375	528	448	1,351	88,837	90,188
Total residential real estate	1,785	578	5,936	8,299	1,315,488	1,323,787
Consumer	131	1	53	185	19,001	19,186
Total loans	$12,232	$591	$28,228	$41,051	$7,657,707	$7,698,758

	December 31, 2023
	Non-accrual loans	Non-accrual loans
	with a related	with no related
	allowance for	allowance for	Non-accrual
	credit loss	credit loss	loans
Commercial:
Commercial and industrial	$2,250	$—	$2,250
Owner occupied commercial real estate	755	—	755
Food and agribusiness	5,176	586	5,762
Total commercial	8,181	586	8,767
Commercial real estate non-owner occupied:
Non-owner occupied	13,472	—	13,472
Total commercial real estate non-owner occupied	13,472	—	13,472
Residential real estate:
Senior lien	3,277	2,211	5,488
Junior lien	448	—	448
Total residential real estate	3,725	2,211	5,936
Consumer	53	—	53
Total loans	$25,431	$2,797	$28,228

Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. Loans to borrowers experiencing financial difficulties may be modified. Modified loans are discussed in more detail below. There was no interest income recognized from non-accrual loans during the years ended December 31, 2024 and 2023.

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

The amortized cost basis and current period gross charge-offs for all loans as determined by the Company’s internal risk rating system and year of origination is shown in the following tables as of and for the years ended December 31, 2024 and 2023:

	December 31, 2024
							Revolving	Revolving
							loans	loans
	Origination year						amortized	converted
	2024	2023	2022	2021	2020	Prior	cost basis	to term	Total
Commercial:
Commercial and industrial:
Pass	$445,993	$181,920	$332,246	$215,561	$51,902	$92,115	$468,752	$2,614	$1,791,103
Special mention	8,005	32,319	13,753	17,496	12,915	5,552	16,146	651	106,837
Substandard	13,417	34,320	8,909	21,575	3,011	2,020	8,982	387	92,621
Doubtful	1,250	1,159	1,490	17	975	373	—	—	5,264
Total commercial and industrial	468,665	249,718	356,398	254,649	68,803	100,060	493,880	3,652	1,995,825
Gross charge-offs: Commercial and industrial	—	2,028	—	26	155	156	—	—	2,365
Municipal and non-profit:
Pass	116,551	152,183	137,249	217,362	73,399	378,561	29,747	—	1,105,052
Special mention	—	—	—	170	1,920	—	—	—	2,090
Total municipal and non-profit	116,551	152,183	137,249	217,532	75,319	378,561	29,747	—	1,107,142
Owner occupied commercial real estate:
Pass	269,810	205,119	225,766	131,547	83,791	232,653	20,912	8,990	1,178,588
Special mention	430	1,664	13,798	23,482	268	12,744	—	—	52,386
Substandard	—	7,180	15,266	3,397	1,243	4,759	847	—	32,692
Doubtful	—	—	—	—	—	478	—	—	478
Total owner occupied commercial real estate	270,240	213,963	254,830	158,426	85,302	250,634	21,759	8,990	1,264,144
Gross charge-offs: Owner occupied commercial real estate	—	—	13	—	—	—	—	—	13
Food and agribusiness:
Pass	14,727	9,884	68,909	6,587	5,940	33,081	156,113	344	295,585
Special mention	—	—	4,045	2,898	—	204	—	—	7,147
Substandard	—	—	—	586	—	1	—	—	587
Total food and agribusiness	14,727	9,884	72,954	10,071	5,940	33,286	156,113	344	303,319
Gross charge-offs: Food and agribusiness	—	—	—	—	—	2,704	—	—	2,704
Total commercial	870,183	625,748	821,431	640,678	235,364	762,541	701,499	12,986	4,670,430
Gross charge-offs: Commercial	—	2,028	13	26	155	2,860	—	—	5,082
Commercial real estate non-owner occupied:
Construction:
Pass	55,139	59,137	54,735	33,859	917	—	46,548	—	250,335
Total construction	55,139	59,137	54,735	33,859	917	—	46,548	—	250,335
Acquisition/development:
Pass	16,645	4,038	31,028	20,412	1,079	8,110	184	—	81,496
Special mention	—	—	1,072	—	—	—	—	—	1,072
Substandard	—	—	—	—	—	294	—	—	294
Total acquisition/development	16,645	4,038	32,100	20,412	1,079	8,404	184	—	82,862
Multifamily:
Pass	1,363	16,470	138,872	70,419	45,700	31,034	853	—	304,711
Special mention	4,159	—	8,091	3,820	—	—	—	—	16,070
Total multifamily	5,522	16,470	146,963	74,239	45,700	31,034	853	—	320,781
Non-owner occupied
Pass	68,192	143,857	303,998	143,085	125,374	304,162	11,018	—	1,099,686
Special mention	5,246	1,298	17,272	12,184	—	16,009	—	—	52,009
Substandard	—	—	—	5,516	—	694	—	—	6,210
Doubtful	—	—	—	455	—	—	—	—	455
Total non-owner occupied	73,438	145,155	321,270	161,240	125,374	320,865	11,018	—	1,158,360
Gross charge-offs: Commercial real estate non-owner occupied	—	—	293	—	—	4,422	—	—	4,715
Total commercial real estate non-owner occupied	150,744	224,800	555,068	289,750	173,070	360,303	58,603	—	1,812,338
Gross charge-offs: Commercial real estate non-owner occupied	—	—	293	—	—	4,422	—	—	4,715
Residential real estate:
Senior lien
Pass	66,465	77,136	415,279	280,209	100,990	174,830	46,053	583	1,161,545
Special mention	—	—	—	—	—	16	—	—	16
Substandard	64	663	3,422	700	394	2,270	—	—	7,513
Doubtful	—	—	172	—	—	21	—	—	193
Total senior lien	66,529	77,799	418,873	280,909	101,384	177,137	46,053	583	1,169,267

Junior lien
Pass	6,870	3,498	4,614	1,789	1,964	5,488	59,331	311	83,865
Special mention	—	—	—	—	—	27	—	—	27
Substandard	44	—	240	—	89	134	172	—	679
Total junior lien	6,914	3,498	4,854	1,789	2,053	5,649	59,503	311	84,571
Total residential real estate	73,443	81,297	423,727	282,698	103,437	182,786	105,556	894	1,253,838
Consumer
Pass	4,557	1,994	1,443	942	528	169	4,795	71	14,499
Substandard	—	—	—	—	—	38	—	—	38
Total consumer	4,557	1,994	1,443	942	528	207	4,795	71	14,537
Gross charge-offs: Consumer	877	23	30	3	—	48	—	—	981
Total loans	$1,098,927	$933,839	$1,801,669	$1,214,068	$512,399	$1,305,837	$870,453	$13,951	$7,751,143
Gross charge-offs: Total loans	877	2,051	336	29	155	7,330	—	—	10,778

	December 31, 2023
							Revolving	Revolving
							loans	loans
	Origination year						amortized	converted
	2023	2022	2021	2020	2019	Prior	cost basis	to term	Total
Commercial:
Commercial and industrial:
Pass	$348,103	$396,618	$271,201	$87,234	$41,261	$106,711	$563,924	$31,620	$1,846,672
Special mention	4,775	12,259	31,895	20,340	2,202	683	18,344	3,470	93,968
Substandard	13,729	4,555	4,248	1,314	179	347	910	—	25,282
Doubtful	600	—	—	387	—	—	—	—	987
Total commercial and industrial	367,207	413,432	307,344	109,275	43,642	107,741	583,178	35,090	1,966,909
Gross charge-offs: Commercial and industrial	—	12	215	—	47	3	—	—	277
Municipal and non-profit:
Pass	139,591	140,626	246,088	82,590	53,460	389,867	31,534	—	1,083,756
Total municipal and non-profit	139,591	140,626	246,088	82,590	53,460	389,867	31,534	—	1,083,756
Owner occupied commercial real estate:
Pass	236,897	275,644	181,472	97,523	86,761	163,997	18,281	—	1,060,575
Special mention	2,074	19,191	7,808	—	2,650	27,653	—	—	59,376
Substandard	—	515	1,732	—	687	234	—	—	3,168
Doubtful	—	6	—	—	—	648	—	—	654
Total owner occupied commercial real estate	238,971	295,356	191,012	97,523	90,098	192,532	18,281	—	1,123,773
Food and agribusiness:
Pass	16,917	69,212	14,159	15,379	10,417	34,592	149,125	51	309,852
Special mention	—	—	4,646	—	—	3,724	450	—	8,820
Substandard	—	—	586	—	—	180	1,786	—	2,552
Doubtful	—	—	—	—	—	—	3,373	—	3,373
Total food and agribusiness	16,917	69,212	19,391	15,379	10,417	38,496	154,734	51	324,597
Total commercial	762,686	918,626	763,835	304,767	197,617	728,636	787,727	35,141	4,499,035
Gross charge-offs: Commercial	—	12	215	—	47	3	—	—	277
Commercial real estate non-owner occupied:
Construction:
Pass	43,385	190,826	59,477	63,486	1,006	—	47,070	—	405,250
Total construction	43,385	190,826	59,477	63,486	1,006	—	47,070	—	405,250
Acquisition/development:
Pass	13,228	39,000	21,011	5,992	597	8,814	7,416	2,961	99,019
Special mention	—	1,077	—	—	—	—	—	—	1,077
Total acquisition/development	13,228	40,077	21,011	5,992	597	8,814	7,416	2,961	100,096
Multifamily:
Pass	16,450	113,936	92,574	16,938	39,371	31,671	830	—	311,770
Total multifamily	16,450	113,936	92,574	16,938	39,371	31,671	830	—	311,770
Non-owner occupied
Pass	116,168	241,563	172,042	91,188	124,291	236,694	6,694	—	988,640
Special mention	—	—	—	21,268	3,876	2,489	—	—	27,633
Substandard	—	—	—	—	—	19,848	—	—	19,848
Doubtful	—	—	—	280	—	3,233	—	—	3,513
Total non-owner occupied	116,168	241,563	172,042	112,736	128,167	262,264	6,694	—	1,039,634
Total commercial real estate non-owner occupied	189,231	586,402	345,104	199,152	169,141	302,749	62,010	2,961	1,856,750
Residential real estate:
Senior lien
Pass	87,608	434,963	316,080	112,582	42,752	183,890	48,462	94	1,226,431
Special mention	—	—	—	—	—	515	—	—	515
Substandard	1,555	1,119	740	415	620	2,167	—	—	6,616
Doubtful	—	—	—	—	—	37	—	—	37
Total senior lien	89,163	436,082	316,820	112,997	43,372	186,609	48,462	94	1,233,599
Gross charge-offs: Senior lien	—	—	—	—	—	48	—	—	48
Junior lien
Pass	4,920	4,464	1,712	2,947	2,270	4,729	66,441	684	88,167
Special mention	—	—	—	—	—	27	249	—	276
Substandard	263	149	236	758	—	339	—	—	1,745
Total junior lien	5,183	4,613	1,948	3,705	2,270	5,095	66,690	684	90,188
Total residential real estate	94,346	440,695	318,768	116,702	45,642	191,704	115,152	778	1,323,787
Gross charge-offs: Residential real estate	—	—	—	—	—	48	—	—	48
Consumer
Pass	5,945	3,330	2,233	997	244	410	5,947	27	19,133
Substandard	—	—	—	—	—	50	3	—	53
Total consumer	5,945	3,330	2,233	997	244	460	5,950	27	19,186
Gross charge-offs: Consumer	1,225	13	1	2	1	8	—	—	1,250
Total loans	$1,052,208	$1,949,053	$1,429,940	$621,618	$412,644	$1,223,549	$970,839	$38,907	$7,698,758
Gross charge-offs: Total loans	1,225	25	216	2	48	59	—	—	1,575

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

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. Management individually evaluates collateral-dependent loans with an amortized cost basis of $250 thousand or more and includes collateral-dependent loans less than $250 thousand within the general allowance population. The amortized cost basis of collateral-dependent loans over $250 thousand was as follows at December 31, 2024 and 2023:

	December 31, 2024
			Total amortized
	Real property	Business assets	cost basis
Commercial:
Commercial and industrial	$6,281	$4,924	$11,205
Owner occupied commercial real estate	1,343	—	1,343
Food and agribusiness	586	—	586
Total commercial	8,210	4,924	13,134
Commercial real estate non-owner occupied:
Non-owner occupied	5,971	—	5,971
Total commercial real estate non-owner occupied	5,971	—	5,971
Residential real estate:
Senior lien	5,075	—	5,075
Junior lien	222	—	222
Total residential real estate	5,297	—	5,297
Total loans	$19,478	$4,924	$24,402

	December 31, 2023
			Total amortized
	Real property	Business assets	cost basis
Commercial:
Commercial and industrial	$1,946	$220	$2,166
Owner occupied commercial real estate	1,883	—	1,883
Food and agribusiness	586	5,159	5,745
Total commercial	4,415	5,379	9,794
Commercial real estate non-owner occupied:
Non-owner occupied	19,993	—	19,993
Total commercial real estate non-owner occupied	19,993	—	19,993
Residential real estate:
Senior lien	2,661	—	2,661
Total residential real estate	2,661	—	2,661
Total loans	$27,069	$5,379	$32,448

Loan modifications

The Company’s policy is to review each prospective credit to determine the appropriateness and the adequacy of security or collateral prior to making a loan. In the event of borrower default, the Company seeks recovery in compliance with lending laws, the respective loan agreements, and credit monitoring and remediation procedures that may include modifying a loan to provide a concession by the Company to the borrower from their original terms due to borrower financial difficulties in order to facilitate repayment. The Company considers loans to borrowers experiencing financial difficulties, where such a concession is utilized, to be TDMs. TDMs may include principal forgiveness, interest rate reductions, other-than-insignificant-payment delays, term extensions or any combination thereof.

The following schedules present, by loan class, the amortized cost basis for loans to borrowers experiencing financial difficulty that remain outstanding and were modified during the years ended December 31, 2024 and 2023:

	As of and for the year ended December 31, 2024
					Combination - interest rate		Combination - term extension
	Term extension		Payment delay		reduction and term extension		and payment delay
	Amortized	% of loan	Amortized	% of loan	Amortized	% of loan	Amortized	% of loan
	cost basis	class	cost basis	class	cost basis	class	cost basis	class
Commercial:
Commercial and industrial	$1,488	0.1%	$10,429	0.5%	$—	0.0%	$—	0.0%
Owner occupied commercial real estate	—	0.0%	1,664	0.1%	—	0.0%	—	0.0%
Total commercial	1,488	0.0%	12,093	0.3%	—	0.0%	—	0.0%
Commercial real estate non-owner occupied:
Non-owner occupied	164	0.0%	—	0.0%	—	0.0%	—	0.0%
Total commercial real estate non-owner occupied	164	0.0%	—	0.0%	—	0.0%	—	0.0%
Residential real estate:
Senior lien	—	0.0%	851	0.1%	21	0.0%	382	0.0%
Junior lien	—	0.0%	—	0.0%	44	0.1%	—	0.0%
Total residential real estate	—	0.0%	851	0.1%	65	0.0%	382	0.0%
Total loans	$1,652	0.0%	$12,944	0.2%	$65	0.0%	$382	0.0%

	As of and for the year ended December 31, 2023
	Term extension		Payment delay
	Amortized	% of loan	Amortized	% of loan
	cost basis	class	cost basis	class
Commercial:
Commercial and industrial	$—	0.0%	$8,936	0.5%
Total commercial	—	0.0%	8,936	0.2%
Commercial real estate non-owner occupied:
Non-owner occupied	18,770	1.8%	—	0.0%
Total commercial real estate non-owner occupied	18,770	1.0%	—	0.0%
Residential real estate:
Senior lien	652	0.1%	—	0.0%
Junior lien	263	0.3%	—	0.0%
Total residential real estate	915	0.1%	—	0.0%
Total loans	$19,685	0.3%	$8,936	0.1%

The following schedules present, by loan class, the payment status of loans that have been modified in the last twelve months as of December 31, 2024 and 2023 on an amortized cost basis:

	December 31, 2024
	Current	30-89 days past due	90+ days past due	Non-accrual
Commercial:
Commercial and industrial	$9,067	$—	$2,851	$—
Owner occupied commercial real estate	1,664	—	—	—
Total commercial	10,731	—	2,851	—
Commercial real estate non-owner occupied:
Non-owner occupied	164	—	—	—
Total commercial real estate non-owner occupied	164	—	—	—
Residential real estate:
Senior lien	871	—	—	382
Junior lien	—	—	—	44
Total residential real estate	871	—	—	426
Total loans	$11,766	$—	$2,851	$426

	December 31, 2023
	Current	30-89 days past due	90+ days past due	Non-accrual
Commercial:
Commercial and industrial	$8,936	$—	$—	$—
Total commercial	8,936	—	—	—
Commercial real estate non-owner occupied:
Non-owner occupied	5,298	—	—	13,472
Total commercial real estate non-owner occupied	5,298	—	—	13,472
Residential real estate:
Senior lien	652	—	—	—
Junior lien	263
Total residential real estate	915	—	—	—
Total loans	$15,149	$—	$—	$13,472

Accrual of interest is resumed on loans that were previously on non-accrual only after the loan has performed sufficiently for a period of time. During the year ended December 31, 2024, the Company had two TDMs with amortized costs totaling $3.2 million that were modified within the past 12 months that defaulted on their modified terms. One TDM utilized a payment delay. The other loan utilized a combination of a term extension and payment delay. During the year ended December 31, 2023, the Company had one TDM with an amortized cost totaling $13.5 million that was modified within the past 12 months, utilizing a term extension, that defaulted on its modified terms. For purposes of this disclosure, the Company considers “default” to mean 90 days or more past due on principal or interest. The allowance for credit losses related to TDMs on non-accrual status is determined by individual evaluation, including collateral adequacy, using the same process as loans on non-accrual status which are not classified as TDMs.

The following schedules present the financial effect of the modifications made to borrowers experiencing financial difficulty as of and for the periods indicated:

As of and for the year ended December 31, 2024
Financial effect
	Term extension	Payment delay	Combination - Interest rate reduction and Term extension	Combination - Term extension and Payment delay
Commercial:
Commercial and industrial	Extended a weighted average of 0.5 years to the life of loans	Delayed payments for a weighted average of 0.4 years
Owner occupied commercial real estate		Delayed payments for a weighted average of 0.5 years
Commercial real estate non-owner occupied:
Non-owner occupied	Extended a weighted average of 7.5 years to the life of loans
Residential real estate:
Senior lien		Delayed payments for a weighted average of 0.3 years	Reduced weighted average contractual interest rate by 1.5% and extended a weighted average of 11 years to the life of loans	Extended a weighted average of 0.7 years to the life of loans and delayed payments for a weighted average of 0.7 years
Junior lien			Reduced weighted average contractual interest rate by 1.1% and extended a weighted average of 10 years to the life of loans

As of and for the year ended December 31, 2023
Financial effect
	Term extension	Payment delay	Combination - Interest rate reduction and Term extension
Commercial:
Commercial and industrial		Delayed payments for a weighted average of 0.5 years
Commercial real estate non-owner occupied:
Non-owner occupied	Extended a weighted average of 0.3 years to the life of loans
Residential real estate:
Senior lien			Reduced weighted average contractual interest rate by 2.5% and extended a weighted average life of 30 years
Junior lien	Extended a weighted average of 1.3 years to the life of loans

Note 7 Allowance for Credit Losses

The tables below detail the Company’s allowance for credit losses as of the dates shown:

	Year ended December 31, 2024
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$45,304	$32,665	$19,550	$428	$97,947
Charge-offs	(5,082)	(4,715)	—	(981)	(10,778)
Recoveries	493	7	97	359	956
Provision expense (release) for credit losses	7,837	(1,821)	(221)	535	6,330
Ending balance	$48,552	$26,136	$19,426	$341	$94,455

	Year ended December 31, 2023
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$37,608	$32,050	$19,306	$589	$89,553
Charge-offs	(277)	—	(48)	(1,250)	(1,575)
Recoveries	290	3	26	125	444
Provision expense for credit losses	7,683	612	266	964	9,525
Ending balance	$45,304	$32,665	$19,550	$428	$97,947

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

At December 31, 2024 and 2023, the allowance for credit losses totaled $94.5 million and $97.9 million, respectively. The decrease during 2024 was driven by the resolution of non-performing loans and changes in the CECL model’s underlying macro-economic forecast. Net charge-offs on loans during the year ended December 31, 2024 were $9.8 million.

The Company recorded an increase in the allowance for credit losses of $8.4 million during the year ended December 31, 2023, driven by loan growth and an increase in specific reserves. Net charge-offs on loans during the year ended December 31, 2023 were $1.1 million.

The Company has elected to exclude AIR from the allowance for credit losses calculation. As of December 31, 2024 and December 31, 2023, AIR from loans totaled $41.5 million and $42.4 million, respectively.

Note 8 Leases

Right-of-use lease assets totaled $25.9 million and $29.1 million as of December 31, 2024 and 2023, respectively, and were included in other assets in the consolidated statements of financial condition. The related lease liabilities totaled $28.9 million and $32.1 million as of December 31, 2024 and 2023, respectively, and were included in other liabilities in the consolidated statements of financial condition.

The Company has operating leases for banking centers, corporate offices and ATM locations, with remaining lease terms ranging from one month to 20 years. The Company only included reasonably certain renewal options in the lease terms. The weighted-average remaining lease term for our operating leases was 7.8 years and 8.2 years at December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, the weighted-average discount rates were 3.41% and 3.26%, respectively, utilizing the Company’s incremental FHLB borrowing rate for borrowings of a similar term at the date of lease commencement.

Rent expense totaled $6.2 million and $6.1 million for the years ended December 31, 2024 and 2023, respectively, and was recorded within occupancy and equipment in the consolidated statements of operations. Lease payments do not include non-lease components such as real estate taxes, insurance and common area maintenance.

Below is a summary of undiscounted future minimum lease payments as of December 31, 2024:

Years ending December 31,	Amount
2025	$5,425
2026	4,109
2027	3,790
2028	3,412
2029	2,829
Thereafter	17,931
Total lease payments	37,496
Less: Imputed interest	(8,558)
Present value of operating lease liabilities	$28,938

Note 9 Premises and Equipment

Premises and equipment consisted of the following at December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Land	$43,720	$40,079
Buildings and improvements	122,905	114,006
Equipment and software	144,956	113,496
Total premises and equipment, at cost	311,581	267,581
Less: accumulated depreciation and amortization	(114,808)	(104,848)
Premises and equipment, net	$196,773	$162,733

The Company recorded $9.4 million, $10.0 million and $8.4 million of depreciation expense during 2024, 2023 and 2022, respectively, as a component of occupancy and equipment expense in the consolidated statements of operations. The Company disposed of $3.0 million, $2.3 million and $7.0 million of premises and equipment, net, during 2024, 2023 and 2022, respectively. The Company recorded gains totaling $0.6 million and $0.1 million on sale of premises and equipment during the years ended December 31, 2024 and 2023, respectively, within other non-interest income in the consolidated statements of operations. During 2024, the Company recognized $1.0 million of impairment included in other non-interest expense in the consolidated statements of operations related to the consolidation of three banking centers. During 2023, the Company recognized $0.2 million of impairment included in non-interest expense in its consolidated statements of operations from the consolidation of five banking centers classified as held-for-sale totaling $13.4 million. During 2022, the Company had no impairment related to premises and equipment.

Note 10 Other Real Estate Owned

A summary of the activity in OREO during 2024 and 2023 is as follows:

	For the years ending December 31,
	2024	2023
Beginning balance	$4,088	$3,731
Transfers from loan portfolio, at fair value	427	1,207
Impairments	—	(249)
Sales	(3,853)	(601)
Ending balance	$662	$4,088

During the years ended December 31, 2024 and 2023, the Company sold OREO properties with net book balances of $3.9 million and $0.6 million, respectively. Sales of OREO properties resulted in net losses of $0.4 million and $20 thousand which were included within other non-interest expense in the consolidated statements of operations for the years ended December 31, 2024 and 2023, respectively. During the year ended December 31, 2023, impairments totaled $0.2 million recorded within other non-interest expense in the consolidated statements of operations.

Note 11 Goodwill and Intangible Assets

Goodwill and other intangible assets

In connection with our acquisitions, the Company’s goodwill was $306.0 million as of December 31, 2024 and 2023. Goodwill is measured as the excess of the fair value of consideration paid over the fair value of net assets acquired. No goodwill impairment was recorded during the years ended December 31, 2024 or December 31, 2023.

The gross carrying amount of other intangible assets and the associated accumulated amortization at December 31, 2024 and December 31, 2023, are presented as follows:

	December 31, 2024			December 31, 2023
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
Core deposit intangible	$91,566	$(55,417)	$36,149	$91,566	$(50,095)	$41,471
Customer relationship intangible	17,000	(4,024)	12,976	17,000	(1,867)	15,133
Acquired technology intangible	2,300	(690)	1,610	2,300	(230)	2,070
Total	$110,866	$(60,131)	$50,735	$110,866	$(52,192)	$58,674

The Company is amortizing intangibles from acquisitions over a weighted average period of 9.8 years from the date of the respective acquisitions. The core deposit and customer relationship intangibles are being amortized over a weighted average period of 10 years, and the acquired technology intangible is being amortized over a weighted average period of five years. The Company recognized other intangible assets amortization expense of $7.9 million, $7.4 million and $2.3 million during the years ended December 31, 2024, 2023 and 2022, respectively.

The following table shows the estimated future amortization expense during the next five years for other intangible assets as of December 31, 2024:

Years ending December 31,	Amount
2025	$7,786
2026	7,664
2027	7,542
2028	6,142
2029	5,790

Servicing Rights

Mortgage servicing rights

MSRs represent rights to service loans originated by the Company and sold to government-sponsored enterprises including FHLMC, FNMA, GNMA and FHLB and are included in other assets in the consolidated statements of financial condition. Mortgage loans serviced for others were $0.5 billion at December 31, 2024 and 2023.

Below are the changes in the MSRs for the years presented:

	For the years ending December 31,
	2024	2023
Beginning balance	$4,911	$9,162
Originations	404	1,183
Sales	—	(4,664)
Recovery	61	5
Amortization	(541)	(775)
Ending balance	4,835	4,911
Fair value of mortgage servicing rights	$7,451	$7,124

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

The fair value of MSRs was determined based upon a discounted cash flow analysis. The cash flow analysis included assumptions for discount rates and prepayment speeds. The discount rate ranged from 10.0% to 10.5%, and the constant prepayment speed ranged from 6.0% to 10.3% for the December 31, 2024 valuation. For the December 31, 2023 valuation, the discount rate ranged from 10.0% to 10.5%, and the constant prepayment speed ranged from 6.5% to 15.8%. Included in mortgage banking income in the consolidated statements of operations was servicing income of $1.5 million and $2.4 million for the years ended December 31, 2024 and 2023, respectively.

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

The following table shows the estimated future amortization expense during the next five years for the MSRs as of December 31, 2024:

Years ending December 31,	Amount
2025	$537
2026	477
2027	424
2028	377
2029	335

SBA servicing asset

The SBA servicing asset represents the value associated with servicing small business real estate loans that have been sold to outside investors with servicing retained. The SBA servicing asset is evaluated and impairment is recognized to the extent fair value is less than the carrying amount. The Company evaluates impairment by stratifying the SBA servicing asset based on the predominant risk characteristics of the underlying loans, including loan type and loan term. The Company is amortizing the SBA servicing asset in proportion to and over the period of the estimated net servicing income of the underlying loans. The Company serviced $132.0 million and $108.8 million of SBA loans that have been sold into the secondary market, as of December 31, 2024 and 2023, respectively. The Company recognized SBA servicing asset fee income of $0.3 million and $0.9 million during the years ended December 31, 2024 and 2023, respectively.

Below are the changes in the SBA servicing asset for the years presented:

	For the year ended December 31,
	2024	2023
Beginning balance	$2,440	$2,666
Originations	1,150	358
Disposals	(569)	(353)
Recovery (impairment)	124	(75)
Amortization	(283)	(156)
Ending balance	2,862	2,440
Fair value of mortgage servicing rights	$2,862	$2,440

The Company uses assumptions and estimates in determining the fair value of the SBA servicing asset. These assumptions include prepayment speeds, discount rates, and other assumptions. The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge. For the years ended December 31, 2024 and 2023, the key assumptions used to determine the fair value of the Company’s SBA servicing asset included a weighted average lifetime constant prepayment rate equal to 15.7% and 14.7%, respectively, and a weighted average discount rate equal to 10.4% and 12.3%, respectively.

Note 12 Deposits

Total deposits were $8.2 billion at December 31, 2024 and 2023. Time deposits were $1.0 billion at December 31, 2024 and 2023. The following table summarizes the Company’s time deposits by remaining contractual maturity:

Years ending December 31,	Amount
2025	$822,644
2026	123,415
2027	53,647
2028	17,145
2029	2,691
Thereafter	494
Total time deposits	$1,020,036

The Company incurred interest expense on deposits as follows during the years indicated:

	For the years ended December 31,
	2024	2023	2022
Interest bearing demand deposits	$39,938	$26,984	$2,163
Money Market accounts	105,688	57,028	5,808
Savings accounts	6,057	3,945	1,376
Time deposits	34,509	21,421	5,249
Total	$186,192	$109,378	$14,596

The Federal Reserve System requires cash balances to be maintained at the FRB based on certain deposit levels. At December 31, 2024, the Banks held sufficient cash on hand with the FRB to have met minimum requirements, and as such, no additional reserve was required. The aggregate amount of certificates of deposit in denominations that meet or exceed the FDIC insurance limit of $250 thousand was $288.3 million and $289.3 million at December 31, 2024 and 2023, respectively.

Note 13 Borrowings

Borrowings consist of securities sold under agreements to repurchase, long-term debt and FHLB advances.

Securities sold under agreements to repurchase

The following table sets forth selected information regarding repurchase agreements during 2024, 2023 and 2022:

	As of and for the years ended December 31,
	2024	2023	2022
Maximum amount of outstanding agreements at any month end during the period	$22,771	$23,768	$25,342
Average amount outstanding during the period	17,973	19,346	21,298
Weighted average interest rate for the period	0.12%	0.11%	0.20%

The Company enters into repurchase agreements to facilitate the needs of its clients. As of December 31, 2024, 2023 and 2022, the Company sold securities under agreements to repurchase totaling $18.9 million, $19.6 million and $20.2 million, respectively. The Company pledged mortgage-backed securities with a fair value of approximately $31.3 million, $30.4 million and $32.0 million, as of December 31, 2024, 2023 and 2022, respectively, for these agreements. The Company monitors collateral levels on a continuous basis and may be required to provide additional collateral based on the fair value of the underlying securities. As of December 31, 2024, 2023 and 2022, the Company had $12.4 million, $10.8 million and $11.8 million, respectively, of excess collateral pledged for repurchase agreements.

The vast majority of the Company’s repurchase agreements are overnight transactions with clients that mature the day after the transaction. At December 31, 2024, 2023 and 2022, none of the Company’s repurchase agreements were for periods longer than one day. The repurchase agreements are subject to a master netting arrangement; however, the Company has not offset any of the amounts shown in the consolidated financial statements.

Federal Home Loan Bank advances

As a member of the FHLB, the Banks have access to a line of credit and term financing from the FHLB with total available credit of $1.7 billion at December 31, 2024. The Banks may utilize the FHLB line of credit as a funding mechanism for originated loans and loans held for sale. At December 31, 2024 and 2023, the Banks had $50.0 million and $340.0 million, respectively, of outstanding borrowings with the FHLB. The Banks may pledge investment securities and loans as collateral for FHLB advances. There were no investment securities pledged for FHLB advances at December 31, 2024 or 2023. Loans pledged were $2.6 billion for both December 31, 2024 and 2023. The Company incurred $4.6 million and $22.0 million of interest expense related to FHLB advances and other short-term borrowings for the years ended December 31, 2024 and 2023, respectively.

Long-term debt

The Company holds a subordinated note purchase agreement to issue and sell a fixed-to-floating rate note totaling $40.0 million. The balance on the note at December 31, 2024, net of long-term debt issuance costs totaling $0.2 million, totaled $39.8 million. The balance on the note at December 31, 2023, net of long-term debt issuance costs totaling $0.3 million, totaled $39.7 million. Interest expense totaling $1.2 million was recorded in the consolidated statements of operations during the years ended December 31, 2024 and 2023.

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

As part of the acquisition of BOJH on October 1, 2022, the Company assumed three subordinated note purchase agreements to issue and sell fixed-to-floating rate notes totaling $15.0 million. The balance on the notes at December 31, 2024, net of the fair value adjustment from the acquisition totaling $0.3 million, totaled $14.7 million. The balance on the notes at December 31, 2023, net of the fair value adjustment from the acquisition totaling $0.5 million, totaled $14.5 million. Interest expense related to the notes totaling $0.6 million was recorded in the consolidated statements of operations during the years ended December 31, 2024 and 2023.

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

Under the Basel III requirements, at December 31, 2024 and 2023, the Company and the Banks met all capital requirements, including the capital conservation buffer of 2.5%. The Company and the Banks had regulatory capital ratios in excess of the levels established for well-capitalized institutions, as detailed in the tables below:

	December 31, 2024
			Required to be		Required to be
			well capitalized under		considered
			prompt corrective		adequately
	Actual		action provisions		capitalized(1)
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio:
Consolidated	10.7%	$1,037,550	N/A	N/A	4.0%	$388,278
NBH Bank	9.5%	921,509	5.0%	$483,533	4.0%	386,826
Bank of Jackson Hole Trust	31.0%	12,461	5.0%	2,013	4.0%	1,611
Common equity tier 1 risk based capital:
Consolidated	13.2%	$1,037,550	N/A	N/A	7.0%	$550,074
NBH Bank	11.8%	921,509	6.5%	$508,418	7.0%	547,528
Bank of Jackson Hole Trust	77.2%	12,461	6.5%	1,049	7.0%	1,129
Tier 1 risk based capital ratio:
Consolidated	13.2%	$1,037,550	N/A	N/A	8.5%	$667,947
NBH Bank	11.8%	921,509	8.0%	$625,746	8.5%	664,855
Bank of Jackson Hole Trust	77.2%	12,461	8.0%	1,291	8.5%	1,371
Total risk based capital ratio:
Consolidated	15.1%	$1,187,514	N/A	N/A	10.5%	$825,111
NBH Bank	13.0%	1,016,471	10.0%	$782,182	10.5%	821,291
Bank of Jackson Hole Trust	77.3%	12,462	10.0%	1,613	10.5%	1,694

	December 31, 2023
			Required to be		Required to be
			well capitalized under		considered
			prompt corrective		adequately
	Actual		action provisions		capitalized(1)
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio:
Consolidated	9.7%	$941,369	N/A	N/A	4.0%	$386,775
NBH Bank	8.9%	856,243	5.0%	$481,685	4.0%	385,348
Bank of Jackson Hole Trust	30.0%	11,609	5.0%	1,936	4.0%	1,549
Common equity tier 1 risk based capital:
Consolidated	11.9%	$941,369	N/A	N/A	7.0%	$554,325
NBH Bank	10.9%	856,243	6.5%	$512,408	7.0%	551,824
Bank of Jackson Hole Trust	71.2%	11,609	6.5%	1,059	7.0%	1,141
Tier 1 risk based capital ratio:
Consolidated	11.9%	$941,369	N/A	N/A	8.5%	$673,109
NBH Bank	10.9%	856,243	8.0%	$630,656	8.5%	670,072
Bank of Jackson Hole Trust	71.2%	11,609	8.0%	1,304	8.5%	1,385
Total risk based capital ratio:
Consolidated	13.8%	$1,092,800	N/A	N/A	10.5%	$831,487
NBH Bank	12.1%	952,674	10.0%	$788,319	10.5%	827,735
Bank of Jackson Hole Trust	71.2%	11,609	10.0%	1,629	10.5%	1,711

(1)	Includes the capital conservation buffer of 2.5%.

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

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, and non-interest expense in-scope of Topic 606 for the years ended December 31, 2024, 2023 and 2022.

	For the years ending December 31,
	2024	2023	2022
Non-interest income
In-scope of Topic 606:
Service charges and other account-related fees	$21,605	$22,623	$18,772
Bank card fees	18,963	19,636	18,299
Other non-interest income	5,606	4,665	583
Non-interest income (in-scope of Topic 606)	46,174	46,924	37,654
Non-interest income (out-of-scope of Topic 606)	15,057	16,993	29,658
Total non-interest income	$61,231	$63,917	$67,312
Non-interest expense
In-scope of Topic 606:
Other non-interest expense	$(385)	$(20)	$648
Total revenue in-scope of Topic 606	$45,789	$46,904	$38,302

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

As of December 31, 2024, the aggregate number of Class A common stock available for issuance under the 2023 Plan is 1,000,062 shares. Any shares subject to awards under the 2023 Plan will be counted against the amount available for issuance as one share for every one share granted. The 2023 Plan provides for recycling of shares from both the Prior Plan and the 2023 Plan, the terms of which are further described in the Company's Proxy Statement for its 2024 Annual Meeting of Shareholders. Upon an option exercise, it is the Company’s policy to issue shares from treasury stock.

To date, the Company has issued stock options, restricted stock and performance stock units under the plans. The Compensation Committee sets the option exercise price at the time of grant, but in no case is the exercise price less than the fair market value of a share of stock at the date of grant.

During 2023, the Compensation Committee approved the adoption of the 2023 Equity Unit Incentive Plan (the “2UniFi Plan”), an equity incentive plan with respect to class B units of 2Unifi, LLC, a wholly owned subsidiary of the Company. The 2UniFi Plan provides for the grant of up to 200,000 Class B Units (intended to be in the form of profit interests) to the employees and other service providers of 2UniFi and its affiliates, including the named executive officers of the Company. The 2UniFi Plan is administered by the Managing Member Board of 2UniFi and any grant of Class B units to an executive officer of the Company is subject to the approval of the Company’s Compensation Committee. At December 31, 2024 and 2023, there were 122,000 and 112,000 units outstanding, respectively. The awards vest over a 5 year period with 50% of the awards vesting on the third anniversary of the grant date, and 25% vesting on the fourth and fifth anniversary of the grant date, respectively. At December 31, 2024, there was $0.1 million of total unrecognized compensation cost related to non-vested units under the plan.

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

The Company issued no stock options during 2024. Below are the weighted average assumptions used in the Black-Scholes option pricing model to determine fair value of the Company’s stock options granted in 2023 and 2022:

	2023	2022
Weighted average fair value	$9.01	$11.14
Weighted average risk-free interest rate(1)	3.57%	2.69%
Expected volatility(2)	32.48%	31.16%
Expected term (years)(3)	6.05	6.04
Dividend yield(4)	2.99%	2.24%
(1)	The risk-free rate for the expected term of the options was based on the U.S. Treasury yield curve at the date of grant and based on the expected term.
(2)	Expected volatility was calculated using historical volatility of the Company’s stock price for a period commensurate with the expected term of the options.
(3)	The expected term was estimated to be the average of the contractual vesting term and time to expiration.
(4)	The dividend yield was calculated in accordance with the Company’s dividend policy at the time of grant.

The following table summarizes stock option activity for 2024:

			Weighted
			average
		Weighted	remaining
		average	contractual	Aggregate
		exercise	term in	intrinsic
	Options	price	years	value
Outstanding at December 31, 2023	755,546	$30.95	5.79	$5,270
Granted	—	—
Exercised	(177,379)	24.48
Forfeited	(14,175)	34.24
Outstanding at December 31, 2024	563,992	32.90	5.37	5,759
Options exercisable at December 31, 2024	472,290	32.36	4.86	5,072
Options vested and expected to vest	558,813	32.88	5.34	5,716

Stock option expense is a component of salaries and benefits in the consolidated statements of operations and totaled $0.3 million, $0.9 million and $0.7 million for 2024, 2023 and 2022, respectively. At December 31, 2024, there was $0.5 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. The cost is expected to be recognized over a weighted average period of 1.2 years.

The following table summarizes the Company’s outstanding stock options:

			Options outstanding			Options exercisable
				Weighted average
			Number	remaining contractual	Weighted average	Number	Weighted average
Range of exercise price			outstanding	life (years)	exercise price	exercisable	exercise price
$18.00	-	22.99	11,184	0.94	$19.43	11,184	$19.43
23.00	-	27.99	116,194	5.24	23.15	116,194	23.15
28.00	-	32.99	69,818	3.18	32.63	69,818	32.63
33.00	-	37.99	230,144	5.45	33.84	163,814	33.99
38.00	and above		136,652	6.81	40.84	111,280	40.72

Restricted stock awards

The Company issues primarily time-based restricted stock awards that vest over a range of a 1 - 3 year period. Restricted stock with time-based vesting was valued at the fair value of the shares on the date of grant as they are assumed to be held beyond the vesting period.

Performance stock units

During the years ended December 31, 2024, 2023 and 2022, the Company granted 79,254, 79,215, and 51,931 performance stock units in accordance with the 2024 Plan and Prior Plan, respectively. The Company grants performance stock units (“PSU”) which represent initial target awards and do not reflect potential increases or decreases resulting from the final performance results, which are to be determined at the end of the three-year performance period (vesting date). The actual number of shares to be awarded at the end of the performance period will range from 0% - 150% of the initial target awards. For PSU components granted in 2024, one-third of the award is based on the Company’s cumulative earnings per share (EPS target), one-third is based on the Company’s relative return on tangible assets (“ROTA”), and one-third is based on the Company’s cumulative total shareholder return (“TSR”) during the performance period. On the vesting date, the Company’s annual ROTA will be compared to the respective ROTAs of companies comprising the S&P 600 Regional Banks group. The Company’s ranking will be averaged over the measurement period to determine the shares awarded. The fair value of the ROTA award was determined based on the closing stock price of the Company’s common stock on the grant date. On the vesting date, the Company’s TSR will be compared to the respective TSRs of the companies comprising the S&P 600 Regional Banks group at the grant date to determine the shares awarded. The fair value of the TSR target portion of the award was determined using a Monte Carlo Simulation at the grant date. The fair value of the EPS target portion of the award was determined based on the closing stock price of the Company’s common stock on the grant date.

The weighted-average grant date fair value per unit, for the awards granted during the year ended December 31, 2024, of the EPS target portion, ROTA target portion and TSR target portion were $35.41, $35.41 and $34.91, respectively. The weighted-average grant date fair value per unit for the EPS target portion and the TSR target portion granted during 2023 was $33.46 and $27.06, respectively. The initial weighted-average performance price for the TSR target portion granted during 2024 was $36.72. During 2024, the Company canceled 530 units due to final performance results related to performance stock units granted in 2021. During 2023, the Company awarded an additional 18,664 units due to final performance results related to performance stock units granted in 2020.

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

The following table summarizes restricted stock and performance stock unit activity during 2024 and 2023:

		Weighted		Weighted
	Restricted	average grant-	Performance	average grant-
	stock shares	date fair value	stock units	date fair value
Unvested at December 31, 2022	165,137	$38.28	155,857	$33.81
Granted	186,546	31.16	79,215	30.57
Adjustment due to performance	—	—	18,664	25.94
Vested	(101,171)	34.42	(74,142)	26.55
Forfeited	(9,928)	36.42	(7,812)	34.58
Unvested at December 31, 2023	240,584	$34.47	171,782	$34.56
Granted	186,050	35.43	79,254	35.24
Adjustment due to performance	—	—	(530)	35.75
Vested	(108,762)	35.85	(46,490)	37.82
Forfeited	(25,858)	35.97	(5,752)	32.66
Unvested at December 31, 2024	292,014	$34.43	198,264	$34.31

As of December 31, 2024, the total unrecognized compensation cost related to the non-vested restricted stock awards and performance stock units totaled $5.1 million and $3.3 million, respectively, and is expected to be recognized over a weighted average period of approximately 1.9 years and 1.8 years, respectively. Expense related to non-vested restricted stock awards totaled $5.1 million, $4.3 million and $3.4 million during 2024, 2023 and 2022, respectively. Expense related to non-vested performance stock units totaled $2.7 million, $2.0 million and $1.9 million during 2024, 2023 and 2022, respectively. Expense related to non-vested restricted stock awards and units is a component of salaries and benefits expense in the Company’s consolidated statements of operations.

Employee stock purchase plan

The 2014 Employee Stock Purchase Plan (“ESPP”) is intended to be a qualified plan within the meaning of Section 423 of the Internal Revenue Code of 1986 and allows eligible employees to purchase shares of common stock through payroll deductions up to a limit of $25,000 per calendar year and 2,000 shares per offering period. The price an employee pays for shares is 90.0% of the fair market value of Company common stock on the last day of the offering period. The offering periods are the six-month periods commencing on March 1 and September 1 of each year and ending on August 31 and February 28 (or February 29 in the case of a leap year) of each year. There are no vesting or other restrictions on the stock purchased by employees under the ESPP. Under the ESPP, the total number of shares of common stock reserved for issuance totaled 400,000 shares, of which 214,530 were available for issuance at December 31, 2024.

Under the ESPP, employees purchased 21,389 shares and 26,563 shares during 2024 and 2023, respectively.

Note 17 Common Stock

The Company had 38,054,482 and 37,784,851 shares of Class A common stock outstanding at December 31, 2024 and 2023, respectively. Additionally, the Company had 292,014 and 240,584 shares outstanding at December 31, 2024 and 2023, respectively, of restricted Class A common stock issued but not yet vested under the 2023 Plan that are not included in shares outstanding until such time that they are vested; however, these shares do have voting and certain dividend rights during the vesting period.

On May 9, 2023, the Company’s Board of Directors authorized a new program to repurchase up to $50.0 million of the Company’s stock from time to time in either the open market or through privately negotiated transactions. The remaining authorization under the current program as of December 31, 2024 was $50.0 million.

Note 18 Earnings Per Share

The Company calculates earnings per share under the two-class method, as certain non-vested share awards contain non-forfeitable rights to dividends. As such, these awards are considered securities that participate in the earnings of the Company. Non-vested shares are discussed further in note 16.

The Company had 38,054,482 and 37,784,851 shares of Class A common stock outstanding as of December 31, 2024 and 2023, respectively, exclusive of issued non-vested restricted shares. Certain stock options and non-vested restricted shares are potentially dilutive securities, but are not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive for 2024, 2023 and 2022.

The following table illustrates the computation of basic and diluted earnings per share for 2024, 2023 and 2022:

	For the years ended December 31,
	2024	2023	2022
Net income	$118,815	$142,048	$71,274
Less: income allocated to participating securities	(327)	(243)	(152)
Income allocated to common shareholders	$118,488	$141,805	$71,122
Weighted average shares outstanding for basic earnings per common share	38,212,304	37,937,579	32,360,005
Dilutive effect of equity awards	206,822	173,629	320,927
Weighted average shares outstanding for diluted earnings per common share	38,419,125	38,111,208	32,680,932
Basic earnings per share	$3.10	$3.74	$2.20
Diluted earnings per share	3.08	3.72	2.18

The Company had 563,992, 755,546 and 717,088 outstanding stock options to purchase common stock at weighted average exercise prices of $32.90, $30.95 and $29.79 per share at December 31, 2024, 2023 and 2022, respectively, which have time-vesting criteria, and as such, any dilution is derived only for the timeframe in which the vesting criteria had been met and where the inclusion of those stock options is dilutive. The Company had 490,278, 412,366 and 320,994 unvested restricted shares and performance stock units issued as of December 31, 2024, 2023 and 2022, respectively, which have performance, market and/or time-vesting criteria, and as such, any dilution is derived only for the timeframe in which the vesting criteria had been met and where the inclusion of those restricted shares and units is dilutive.

Note 19 Income Taxes

Income tax expense attributable to income before taxes was $26.4 million, $33.6 million and $14.9 million for 2024, 2023 and 2022, respectively.

(a) Income taxes

Total income taxes for 2024, 2023 and 2022 were allocated as follows:

	For the years ended December 31,
	2024	2023	2022
Current expense:
U.S. federal	$19,076	$30,319	$7,193
State and local	3,502	5,750	1,831
Total current income tax expense	22,578	36,069	9,024
Deferred expense (benefit):
U.S. federal	2,993	(1,564)	5,100
State and local	861	(951)	786
Total deferred income tax expense (benefit)	3,854	(2,515)	5,886
Income tax expense	$26,432	$33,554	$14,910

(b) Tax Rate Reconciliation

The reconciliation between the income tax expenses and the amounts computed by applying the U.S. federal income tax rate to pretax income is as follows:

	For the years ended December 31,
	2024	2023	2022
Income tax at federal statutory rates (21%)	$30,502	$36,876	$18,098
State income taxes, net of federal benefits	3,447	3,791	2,067
Non-deductible compensation	579	642	514
Non-deductible acquisition costs	—	—	427
Tax-exempt loan interest income, net	(4,480)	(4,437)	(5,208)
Research and development tax credits	(1,600)	(2,400)	—
Bank-owned life insurance income	(959)	(777)	(374)
Stock-based compensation	(451)	(345)	(402)
Other	(606)	204	(212)
Income tax expense	$26,432	$33,554	$14,910

(c) Significant Components of Deferred Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2024 and 2023 are presented below:

	December 31, 2024	December 31, 2023
Deferred tax assets:
Allowance for credit losses	$22,471	$23,685
Net unrealized losses on investment securities	21,864	24,367
Lease liability	6,884	7,764
Accrued compensation	5,479	4,939
Accrued stock-based compensation	2,276	2,116
Net unrealized losses on equity securities	1,845	945
Nonaccrual interest income	1,034	1,083
Net deferred loan fees	919	419
Other reserves	499	434
Excess tax basis of acquired loans over carrying value	401	438
Net operating loss	393	461
Capitalized research and development costs	—	1,108
Other	2,391	3,098
Total deferred tax assets	66,456	70,857
Deferred tax liabilities:
Intangible assets	(13,660)	(11,883)
Right of use assets	(6,459)	(7,404)
Premises and equipment	(4,126)	(4,840)
Mortgage servicing rights	(1,511)	(1,702)
Excess book basis in partnerships	(1,174)	(908)
Capitalized research and development costs	(1,123)	—
Other	(3,098)	(2,458)
Total deferred tax liabilities	(31,151)	(29,195)
Net deferred tax asset	$35,305	$41,662

At December 31, 2024, the Company had federal and state net operating loss carryovers (“NOLs”) of $1.4 million and $2.9 million, respectively, which are available to offset future taxable income. The federal NOLs expire in varying amounts through 2034, and the state NOLs expire in varying amounts between 2026 and 2035. While these NOLs are subject to certain restrictions on the amount that can be utilized per year, the Company does not expect any tax attribute carryovers to expire before they are utilized.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, if any (including the impact of available carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. For the years ended December 31, 2024 and 2023, management believes a valuation allowance on the deferred tax asset is not necessary based on the current and future projected earnings of the Company. The Company has no ASC 740-10 unrecognized tax benefits recorded as of December 31, 2024 and 2023 and does not expect the total amount of unrecognized tax benefits to significantly increase within the next 12 months. The Company and its subsidiary banks are subject to income tax by federal, state and local government taxing authorities. The Company is not currently subject to any open income tax examinations; however, the Company’s tax returns for the years ended December 31, 2021 through 2024 remain subject to examination by U.S. federal income tax authorities. The years open to examination by state and local government authorities vary by jurisdiction.

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

Fair values of derivative instruments on the balance sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the consolidated statements of financial condition as of December 31, 2024 and 2023. Information about the valuation methods used to measure fair value is provided in note 22.

		Asset derivatives fair value			Liability derivatives fair value
	Balance Sheet	December 31,	December 31,	Balance Sheet	December 31,	December 31,
	location	2024	2023	location	2024	2023
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$31,864	$28,928	Other liabilities	$1,296	$3,400
Total derivatives designated as hedging instruments		$31,864	$28,928		$1,296	$3,400

Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$7,773	$8,480	Other liabilities	$7,780	$8,484
Interest rate lock commitments	Other assets	282	287	Other liabilities	—	5
Forward contracts	Other assets	104	—	Other liabilities	10	110
Total derivatives not designated as hedging instruments		$8,159	$8,767		$7,790	$8,599

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

For derivatives that qualify and are designated as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest income in the same periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis. The earnings recognition of excluded components is included in interest income. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest income as interest payments are received on the Company’s variable-rate assets. As of December 31, 2024, the Company had cash flow hedges with a notional amount of $200.0 million. The Company expects to reclassify $1.2 million of loss from accumulated other comprehensive loss as a reduction to interest income during the next 12 months.

Fair value hedges

Interest rate swaps designated as fair value hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of December 31, 2024, the Company had interest rate swaps with a notional amount of $348.5 million, which were designated as fair value hedges of interest rate risk. As of December 31, 2023, the Company had interest rate swaps with a notional amount of $351.0 million that were designated as fair value hedges. These interest rate swaps were associated with $456.1 million and $469.4 million of the Company’s fixed-rate loans as of December 31, 2024 and December 31, 2023, respectively, including a loss of $28.7 million and a gain of $22.6 million from the fair value hedge adjustment in the carrying amount. Losses and gains are included in loans receivable in the statements of financial condition as of December 31, 2024 and December 31, 2023, respectively. Fair value hedge adjustments included basis adjustments on terminated positions to be amortized through the contractual maturity date of each respective hedged item. Excluding those terminated positions, the fair value hedge adjustments consisted of a loss totaling $31.2 million and a gain totaling $25.7 million as of December 31, 2024 and December 31, 2023, respectively.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives.

Non-designated hedges

Derivatives not designated as hedges are not speculative and consist of interest rate swaps with commercial banking clients that facilitate their respective risk management strategies. Interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the client swaps and the offsetting swaps are recognized directly in earnings. As of December 31, 2024, the Company had matched interest rate swap transactions with an aggregate notional amount of $840.9 million related to this program. As of December 31, 2023, the Company had matched interest rate swap transactions with an aggregate notional amount of $464.9 million. Derivative fee income from non-designated hedges totaled $2.7 million and $1.1 million for the years ended December 31, 2024 and 2023, respectively.

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

The Company had interest rate lock commitments with a notional value of $20.0 million and forward contracts with a notional value of $29.2 million at December 31, 2024. At December 31, 2023, the Company had interest rate lock commitments with a notional value of $13.8 million and forward contracts with a notional value of $17.7 million.

Effect of derivative instruments on the consolidated statements of operations and accumulated other comprehensive income (loss)

The tables below present the effect of the Company’s derivative financial instruments in the consolidated statements of operations for 2024 and 2023:

	Location of gain (loss)	Amount of gain recognized in income on derivatives
	recognized in income on	For the years ended December 31,
Derivatives in hedging relationships	derivatives	2024	2023
Interest rate products	Interest and fees on loans	$13,567	$1,107

	Location of gain (loss)	Amount of (loss) gain recognized in income on derivatives
	recognized in income on	For the years ended December 31,
Hedged items	hedged items	2024	2023
Interest rate products	Interest and fees on loans	$(6,104)	$6,702

	Location of gain (loss)	Amount of (loss) gain recognized in income on derivatives
Derivatives not designated	recognized in income on	For the years ended December 31,
as hedging instruments	derivatives	2024	2023
Interest rate products	Other non-interest expense	$(115)	$2
Interest rate lock commitments	Mortgage banking income	(27)	(10)
Forward contracts	Mortgage banking income	204	(216)
Total		$62	$(224)

The table below presents the effect of cash flow hedge accounting on AOCI as of the dates presented.

	For the year ended December 31, 2024
	Loss recognized in OCI on derivatives	Loss recognized in OCI included component	Loss recognized in OCI excluded component	Location of loss recognized from AOCI into income	Loss reclassified from AOCI into income	Loss reclassified from AOCI into income included component	Loss reclassified from AOCI into income excluded component
Derivatives in cash flow hedging relationships:
Interest rate products	$(1,639)	$(906)	$(733)	Interest income	$(2,009)	$(1,535)	$(474)

	For the year ended December 31, 2023
	Loss recognized in OCI on derivatives	Loss recognized in OCI included component	Loss recognized in OCI excluded component	Location of loss recognized from AOCI into income	Loss reclassified from AOCI into income	Loss reclassified from AOCI into income included component	Loss reclassified from AOCI into income excluded component
Derivatives in cash flow hedging relationships:
Interest rate products	$(1,453)	$(1,081)	$(372)	Interest income	$(1,678)	$(1,223)	$(455)

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

As of December 31, 2024, the termination value of derivatives in a net liability position related to these agreements was zero. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and, as of December 31, 2024, the Company had met these thresholds. If the Company had breached any of these provisions at December 31, 2024, it could have been required to settle its obligations under the agreements at the termination value.

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

Total unfunded commitments at December 31, 2024 and 2023 were as follows:

	December 31, 2024	December 31, 2023
Commitments to fund loans	$663,859	$724,928
Credit card lines of credit	3,272	6,278
Unfunded commitments under lines of credit	752,861	890,530
Commercial and standby letters of credit	10,760	13,029
Total unfunded commitments	$1,430,752	$1,634,765

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

Commercial and standby letters of credit—The Company routinely issues commercial and standby letters of credit, which may be financial standby letters of credit or performance standby letters of credit. These are various forms of “back-up” commitments to guarantee the performance of a client to a third party. While these arrangements represent a potential cash outlay for the Company, the majority of these letters of credit will expire without being drawn upon. Letters of credit are subject to the same underwriting and credit approval process as traditional loans, and as such, many of them have various forms of collateral securing the commitment, which may include real estate, personal property, receivables or marketable securities.

Contingencies

Mortgage loans sold to investors may be subject to repurchase or indemnification in the event of specific default by the borrower or subsequent discovery that underwriting standards were not met. The Company established a reserve liability for expected losses related to these representations and warranties based upon management’s evaluation of actual and historical loss history, delinquency trends or other documentation or deficiency findings in the portfolio and economic conditions. Charges against the reserve during the year ended December 31, 2024 and 2023 totaling $0.1 million and $0.2 million, respectively, were primarily driven by early payoffs and repurchases. The Company recorded a repurchase reserve of $1.0 million and $1.2 million at December 31, 2024 and 2023, respectively, which is included in other liabilities in the consolidated statements of financial condition.

The following table summarizes mortgage repurchase reserve activity for the periods presented:

	For the years ended December 31,
	2024	2023
Beginning balance	$1,198	$1,725
Provision released from operating expense, net	(122)	(323)
Charge-offs	(76)	(204)
Ending balance	$1,000	$1,198

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

Changes in the valuation inputs used for measuring the fair value of financial instruments may occur due to changes in current market conditions or other factors. Such changes may necessitate a transfer of the financial instruments to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfer occurs. During 2024 and 2023, there were no transfers of financial instruments between the hierarchy levels.

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

The tables below present the financial instruments measured at fair value on a recurring basis as of December 31, 2024 and 2023, in the consolidated statements of financial condition utilizing the hierarchy structure described above:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale
U.S. Treasuries	$24,874	$—	$—	$24,874
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	—	135,045	—	135,045
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	—	364,938	—	364,938
Corporate debt	—	1,962	—	1,962
Loans held for sale	—	24,495	—	24,495
Interest rate swap derivatives	—	39,637	—	39,637
Mortgage banking derivatives	—	—	386	386
Total assets at fair value	$24,874	$566,077	$386	$591,337
Liabilities:
Interest rate swap derivatives	$—	$9,076	$—	$9,076
Mortgage banking derivatives	—	—	10	10
Total liabilities at fair value	$—	$9,076	$10	$9,086

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale
U.S. Treasuries	$73,044	$—	$—	$73,044
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	—	201,809	—	201,809
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	—	351,242	—	351,242
Municipal securities	—	79	—	79
Corporate debt	—	1,843	—	1,843
Loans held for sale	—	18,854	—	18,854
Interest rate swap derivatives	—	37,408	—	37,408
Mortgage banking derivatives	—	—	287	287
Total assets at fair value	$73,044	$611,235	$287	$684,566
Liabilities:
Interest rate swap derivatives	$—	$15,284	$—	$15,284
Mortgage banking derivatives	—	—	115	115
Total liabilities at fair value	$—	$15,284	$115	$15,399

The table below details the changes in level 3 financial instruments during 2024:

Mortgage banking
derivatives, net
Balance at December 31, 2023	$172
Gain included in earnings, net	177
Fee income (cost) included in earnings, net	27
Balance at December 31, 2024	$376

Fair Value of Financial Instruments Measured on a Non-recurring Basis

Certain assets may be recorded at fair value on a non-recurring basis as conditions warrant. These non-recurring fair value measurements typically result from the application of lower of cost or fair value accounting or a write-down occurring during the period.

Individually evaluated loans—The Company records individually evaluated loans based on the fair value of the collateral when it is probable that the Company will be unable to collect all contractual amounts due in accordance with the terms of the loan agreement. The Company relies on third-party appraisals and internal assessments, utilizing a discount rate in the range of 4% - 32%, with a weighted average discount rate of 11.8%, in determining the estimated fair values of these loans. The inputs used to determine the fair values of loans are considered level 3 inputs in the fair value hierarchy. At December 31, 2024, the Company maintained a specific reserve of $6.4 million related to 13 loans with a carrying balance of $27.0 million. At December 31, 2023, the Company maintained a specific reserve of $8.6 million related to 10 loans with a carrying balance of $32.7 million.

OREO—OREO is recorded at the fair value of the collateral less estimated selling costs using a range of 6% - 10% with a weighted average discount rate of 8.6%. The estimated fair values of OREO are updated periodically and further write-downs may be taken to reflect a new basis. The Company recognized zero and $0.2 million of OREO impairments, during the years ended December 31, 2024 and 2023, respectively. The fair values of OREO are derived from third party price opinions or appraisals that generally use an income approach or a market value approach. If reasonable comparable appraisals are not available, the Company may use internally developed models to determine fair values. The inputs used to determine the fair value of OREO properties are considered level 3 inputs in the fair value hierarchy.

Mortgage servicing rights—MSRs represent the value associated with servicing residential real estate loans that have been sold to outside investors with servicing retained. The fair value for servicing assets is determined through discounted cash flow analysis and utilizes a discount rate ranging from 10.0% to 10.5% with a weighted average discount rate of 10.0% at December 31, 2024 and a prepayment speed assumption range from 6.0% to 10.3% with a weighted average rate of 6.0% at December 31, 2024 as inputs. At December 31, 2023, discount rates ranged from 10.0% to 10.5% with a weighted average discount rate of 10.0% and a prepayment speed assumption range from 6.5% to 15.8% with a weighted average rate of 7.0%. The weighted average MSRs are subject to impairment testing. The carrying values of these MSRs are reviewed quarterly for impairment based upon the calculation of fair value. For purposes of measuring impairment, the MSRs are stratified into certain risk characteristics including note type and note term. If the valuation model reflects a value less than the carrying value, MSRs are adjusted to fair value through a valuation allowance and the adjustment is included in mortgage banking income in the consolidated statements of operations. There was no impairment on MSRs during 2024 and 2023, respectively. The inputs used to determine the fair values of MSRs are considered level 3 inputs in the fair value hierarchy.

SBA servicing asset—The SBA servicing asset represents the value associated with servicing small business real estate loans that have been sold to outside investors with servicing retained. The fair value for the SBA servicing asset is determined through a discounted cash flow analysis and utilizes a weighted average discount rate of 10.4% and a weighted average lifetime constant prepayment rate of 15.7% for the year ended December 31, 2024. At December 31, 2023, the weighted average discount rate was 12.3%, and the weighted average lifetime constant prepayment rate was 14.7%. The SBA servicing asset is amortized over the period of the estimated future net servicing life of the underlying assets, and it is evaluated quarterly for impairment based upon the fair value of the rights as compared to their amortized cost. Impairment is recognized in the consolidated statements of operations to the extent the fair value is less than the capitalized amount of the SBA servicing asset. The Company recorded zero and $75 thousand of impairment for the years ended December 31, 2024 and 2023, respectively.

Premises and equipment—Premises and equipment held-for-sale are written down to estimated fair value less costs to sell in the period in which the held-for-sale criteria are met. Fair value is estimated in a process which considers current local commercial real estate market conditions and the judgment of the sales agent and often involves obtaining third party appraisals from certified real estate appraisers. These fair value measurements are classified as Level 3. Unobservable inputs to these measurements, which include estimates and judgments often used in conjunction with appraisals, are not readily quantifiable. During the year ended December 31. 2024, the Company recognized $1.0 million of impairment included in other non-interest expense in its consolidated statements of operations related to the consolidation of three banking centers. During 2023, the Company completed the consolidation of five banking centers and recognized $0.2 million of impairments in its consolidated statements of operations related to premises and equipment classified as held-for-sale totaling $13.4 million.

The Company may be required to record fair value adjustments on other available-for-sale and municipal securities valued at par on a non-recurring basis.

The tables below provide information regarding losses from the assets recorded at fair value on a non-recurring basis at December 31, 2024 and 2023.

	December 31, 2024
	Total	Losses from fair value changes
Individually evaluated loans	$64,797	$9,439
Premises and equipment	1,795	958
Total	$66,592	$10,397

	December 31, 2023
	Total	Losses from fair value changes
Individually evaluated loans	$45,245	$1,575
Other real estate owned	4,088	249
Premises and equipment	13,413	349
SBA servicing rights	2,440	75
Total	$65,186	$2,248

The Company did not record any liabilities measured at fair value on a non-recurring basis during 2024 and 2023.

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

The fair value of financial instruments at December 31, 2024 and 2023 are set forth below:

	Level in fair value	December 31, 2024		December 31, 2023
	measurement	Carrying	Estimated	Carrying	Estimated
	hierarchy	amount	fair value	amount	fair value
ASSETS
Cash and cash equivalents	Level 1	$127,848	$127,848	$190,826	$190,826
U.S. Treasury securities - AFS	Level 1	24,874	24,874	73,044	73,044
U.S. Treasury securities - HTM	Level 1	49,639	49,159	49,338	48,334
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises available-for-sale	Level 2	135,045	135,045	201,809	201,809
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises available-for-sale	Level 2	364,938	364,938	351,242	351,242
Municipal securities available-for-sale	Level 2	—	—	79	79
Corporate debt available-for-sale	Level 2	1,962	1,962	1,843	1,843
Other available-for-sale securities	Level 3	728	728	812	812
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises held-to-maturity	Level 2	271,105	234,286	299,337	265,011
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises held-to-maturity	Level 2	212,364	167,941	236,377	190,983
FHLB and FRB stock	Level 2	27,984	27,984	40,890	40,890
Loans receivable	Level 3	7,751,143	7,535,875	7,698,758	7,411,687
Loans held for sale	Level 2	24,495	24,495	18,854	18,854
Accrued interest receivable	Level 2	43,469	43,469	44,944	44,944
Interest rate swap derivatives	Level 2	39,637	39,637	37,408	37,408
Mortgage banking derivatives	Level 3	386	386	287	287
LIABILITIES
Deposit transaction accounts	Level 2	7,217,857	7,217,857	7,208,421	7,208,421
Time deposits	Level 2	1,020,036	1,021,763	981,970	972,793
Securities sold under agreements to repurchase	Level 2	18,895	18,895	19,627	19,627
Long-term debt	Level 2	55,000	49,168	55,000	43,760
Federal Home Loan Bank advances	Level 2	50,000	50,000	340,000	340,000
Accrued interest payable	Level 2	15,146	15,146	12,239	12,239
Interest rate swap derivatives	Level 2	9,076	9,076	15,284	15,284
Mortgage banking derivatives	Level 3	10	10	115	115

Note 24 Business Segment

The Company has aligned its operations into one reportable segment. The Company’s primary operations are conducted through its wholly owned banking subsidiaries, which offer a full range of traditional banking products and financial services, including mortgage banking services and trust and wealth management services. To date, the Company has made eight community bank acquisitions, all operate utilizing a centralized core technology platform and operating policies, all consolidated under one reportable segment. The Company provides community banking services or products and conducts its business operations within the United States. The identification of the business segment was determined based on the nature of services provided and management’s evaluation of the consolidated financial information. The accounting policies of the segment are the same as those described in Note 2 summary of significant accounting policies.

The Company has identified the chief operating decision maker (“CODM”) as the Chairman and Chief Executive Officer. The CODM analyzes key metrics including consolidated net income and its major components to strategize and allocate resources. Revenue and expenses reviewed by the CODM are consistent with the consolidated statement of operations, and the measure of segment assets reviewed by the CODM is consistent with total consolidated assets on the balance sheet. As part of this analysis, the CODM receives financial information on a consolidated basis, including actual and budgeted information, credit quality metrics, net income, earnings per share, loan originations, deposit growth, total non-interest income and non-interest expense. Executive compensation is based upon analysis of the consolidated target performance metrics.

Note 25 Parent Company Only Financial Statements

Parent company only financial information for National Bank Holdings Corporation is summarized as follows:

Condensed Statements of Financial Condition

	December 31, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$105,278	$77,853
Non-marketable securities	29,830	33,144
Investment in subsidiaries	1,203,495	1,139,290
Other assets	31,007	30,528
Total assets	$1,369,610	$1,280,815
LIABILITIES AND STOCKHOLDERS' EQUITY
Long-term debt, net	$54,511	$54,200
Other liabilities	10,024	13,808
Total liabilities	64,535	68,008
Shareholders' equity	1,305,075	1,212,807
Total liabilities and shareholders' equity	$1,369,610	$1,280,815

Condensed Statements of Operations

	For the years ended December 31,
	2024	2023	2022
Income
Equity in undistributed earnings of subsidiaries	$55,848	$92,990	$30,260
Distributions from subsidiaries	75,000	62,000	52,000
Loss from non-marketable securities	(3,088)	(4,431)	(262)
Total income	$127,760	$150,559	$81,998
Expenses
Interest expense	$2,073	$2,073	$1,519
Salaries and benefits	8,126	7,318	6,138
Other expenses	3,021	3,382	6,433
Total expenses	13,220	12,773	14,090
Income before income taxes	114,540	137,786	67,908
Income tax benefit	(4,275)	(4,262)	(3,366)
Net income	$118,815	$142,048	$71,274

Condensed Statements of Cash Flows

	For the years ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$118,815	$142,048	$71,274
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(55,848)	(92,990)	(30,260)
Stock-based compensation expense	8,048	7,222	6,059
Amortization	311	310	158
Other	(2,599)	15,833	(221)
Net cash provided by operating activities	68,727	72,423	47,010
Cash flows from investing activities:
Cash paid for acquisitions	—	—	(67,128)
Investment in subsidiary	(2,000)	—	—
Sales (purchases) of non-marketable securities, net	103	(1,773)	(11,471)
Net cash used in investing activities	(1,897)	(1,773)	(78,599)
Cash flows from financing activities:
Issuance of stock under purchase and equity compensation plans	(1,515)	(1,534)	(1,481)
Proceeds from exercise of stock options	3,555	617	1,102
Payment of dividends	(42,945)	(39,644)	(30,447)
Net cash used in financing activities	(40,905)	(40,561)	(30,826)
Net increase (decrease) in cash, cash equivalents and restricted cash	25,925	30,089	(62,415)
Cash, cash equivalents and restricted cash at beginning of the year	79,353	49,264	111,679
Cash, cash equivalents and restricted cash at end of the year	$105,278	$79,353	$49,264

Note 26 Acquisition Activities

During 2022 and 2023, the Company completed the acquisitions of Community Bancorporation, the bank holding company for Rock Canyon Bank, Bancshares of Jackson Hole, the bank holding company for Bank of Jackson Hole and Cambr Solutions, LLC. The Company determined that the acquisitions constitute business combinations as defined in ASC Topic 805, Business Combinations. Accordingly, as of the date of the acquisitions, the Company recorded the assets acquired and liabilities assumed at fair value. The Company determined fair values in accordance with the guidance provided in ASC Topic 820, Fair Value Measurements and Disclosures. In many cases, the determination of these fair values required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature.

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

Cambr acquisition-related costs totaled $1.0 million for the year ended December 31, 2023. The results of Cambr are included in the financial results of the Company subsequent to the acquisition date.

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

In connection with the Cambr acquisition, the Company recorded $26.9 million of goodwill. The amount of goodwill recorded reflects the expanded market presence, synergies and operational efficiencies that are expected to result from the acquisition. The total amount of goodwill expected to be deductible for tax purposes is $27.8 million. The Company recorded other intangible assets of $18.0 million, including intangibles related to customer relationships and acquired technology intangible. The other intangible assets were valued by discounting future cash flows to present value. The discount rates applied were derived using market participant assumptions. The other intangible assets are being amortized over a weighted average period of 9.4 years.

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

Core deposit and other intangibles—The Company recorded a core deposit intangible asset of $29.4 million and a wealth management intangible of $1.3 million. The core deposit intangible was valued utilizing a discounted cash flow methodology based upon assumptions regarding retained balances, such as account retention rate and growth rates, interest expense including maintenance costs, and alternative costs of funding. The discount rate applied is consistent to that applied to loans above. The fair value for the wealth management client relationships intangible was based on a multi-period excess earnings method, which utilized a contributory asset analysis to ascertain a fair return on investment of all the assets used in the production of income associated with the specific intangible asset. The sum of the resulting net, or excess, earnings attributable to the client relationships was then discounted to present value utilizing an appropriate discount rate.

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

The following table provides a summary of PCD loans purchased as part of the RCB acquisition as of the acquisition date:

	Commercial	Commercial real estate non-owner occupied	Residential real estate	Consumer	Total
Unpaid principal balance	$12,079	$220	$843	$3	$13,145
PCD allowance for credit loss at acquisition	(2,257)	(2)	(215)	—	(2,474)
(Discount) premium on acquired loans	(787)	19	(5)	—	(773)
Loans previously charged off by RCB	(2,051)	—	—	(3)	(2,054)
Purchase price of PCD loans	$6,984	$237	$623	$—	$7,844

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

Item 9A.   CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of December 31, 2024. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024. KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on our internal control over financial reporting as of December 31, 2024, which report is included in this Item 9A below.

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

To the Shareholders and the Board of Directors

National Bank Holdings Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited National Bank Holdings Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 25, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

Kansas City, Missouri

February 25, 2025

Item 9B.     OTHER INFORMATION.

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

Item 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

The Company's Supplemental Code of Ethics for CEO and Senior Financial Officers, which applies to the CEO, Chief Financial Officer and Principal Accounting Officer, is available at www.nationalbankholdings.com. Amendments to, and waivers of, the code of ethics are publicly disclosed as required by applicable law, regulation or rule.

Item 11.       EXECUTIVE COMPENSATION.

The Information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The Information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

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

10.13

Form of National Bank Holdings Corporation 2014 Omnibus Incentive Plan Performance Stock Unit Award Agreement (For Management) (incorporated herein by reference to Exhibit 10.13 to our Form 10-K, filed on March 1, 2019)˄

10.14

Form of National Bank Holdings Corporation 2014 Omnibus Incentive Plan Restricted Stock Award Agreement (For Management) (incorporated herein by reference to Exhibit 10.14 to our Form 10-K, filed on March 1, 2019)˄

10.15

Form of National Bank Holdings Corporation 2014 Omnibus Incentive Plan Nonqualified Stock Option Agreement (For Management) (incorporated herein by reference to Exhibit 10.15 to our Form 10-K, filed on March 1, 2019)˄

10.16

Form of National Bank Holdings Corporation 2014 Omnibus Incentive Plan Restricted Stock Award Agreement (For Non-Employee Directors) (incorporated herein by reference to Exhibit 10.4 to our Form 10-Q, filed on May 9, 2014)˄

10.17

Form of National Bank Holdings Corporation 2014 Omnibus Incentive Plan Performance Stock Unit Award Agreement (TSR) (For Management) (incorporated herein by reference to Exhibit 10.3 to our Form 10-Q, filed on August 5, 2020)˄

10.18

Form of National Bank Holdings Corporation 2014 Omnibus Incentive Plan Performance Stock Unit Award Agreement (ROTA) (For Management) (incorporated herein by reference to Exhibit 10.4 to our Form 10-Q, filed on August 5, 2020)˄

10.19

Form of Subordinated Note Purchase Agreement, dated November 5, 2021, by and among National Bank Holding Corporation and the Purchaser named therein (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated and filed on November 5, 2021)

10.20

Form of Voting and Support Agreement, dated as of March 31, 2022, by and among Bancshares of Jackson Hole Incorporated, National Bank Holdings Corporation and certain shareholders of Bancshares of Jackson Hole Incorporated (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated March 31, 2022 and filed on April 5, 2022)

10.21

Form of Voting and Support Agreement, dated as of April 18, 2022, by and among National Bank Holdings Corporation and certain shareholders of Community Bancorporation (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated April 18, 2022 and filed on April 20, 2022)

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

10.26

Employment Agreement, dated September 10, 2024, by and between Nicole Van Denabeele and National Bank Holdings Corporation (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on September 10, 2024)

10.27	Form of Transition Agreement (incorporated herein by reference to Exhibit 10.2 to our Form 8-K, filed on November 5, 2024)

10.28	Form of National Bank Holdings Corporation 2023 Omnibus Incentive Plan Restricted Stock Award Agreement (For Non-Employee Directors) (filed herewith)

10.29	Form of National Bank Holdings Corporation 2023 Omnibus Incentive Plan Restricted Stock Award Agreement (For Management) (filed herewith)

10.30	Form of National Bank Holdings Corporation 2023 Omnibus Incentive Plan Performance Stock Unit Award Agreement (For Management) (filed herewith)

19.1	National Bank Holdings Corporation Insider Trading and Information Policy (filed herewith)

19.2	National Bank Holdings Corporation Supplemental Insider Trading and Pre-Clearance Policy (filed herewith)

21.1	Subsidiaries of National Bank Holdings Corporation

23.1	Consent of KPMG LLP

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	National Bank Holdings Corporation Compensation Recovery Policy (incorporated herein by reference to Exhibit 97.1 to our Form 10-K filed on February 27, 2024)

101.INS	XBRL Instance – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*

Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

˄	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on February 25, 2025, on its behalf by the undersigned, thereunto duly authorized.

National Bank Holdings Corporation

By	/s/ G. Timothy Laney
G. Timothy Laney
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 25, 2025, by the following persons on behalf of the registrant and in the capacities indicated.

/s/ G. TIMOTHY LANEY
G. Timothy Laney
Chairman and Chief Executive Officer
(principal executive officer)

/s/ NICOLE VAN DENABEELE
Nicole Van Denabeele
Chief Financial Officer
(principal financial officer)

/s/ EMILY GOODEN
Emily Gooden
Chief Accounting Officer
(principal accounting officer)

/s/ RALPH W. CLERMONT
Ralph W. Clermont, Lead Director

/s/ ROBERT E. DEAN
Robert E. Dean, Director

/s/ ROBIN A. DOYLE
Robin A. Doyle, Director

/s/ ALKA GUPTA
Alka Gupta, Director

/s/ FRED J. JOSEPH
Fred J. Joseph, Director

/s/ PATRICK G. SOBERS
Patrick G. Sobers, Director

/s/ MICHO F. SPRING
Micho F. Spring, Director

/s/ ART ZEILE
Art Zeile, Director