Form 10-Q
period 2025-03-31
National Bank Holdings Corp
filed 2025-04-30
CIK 1475841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 25, 2025, the registrant had outstanding 38,094,318 shares of Class A voting common stock, each with $0.01 par value per share, excluding 409,528 shares of restricted Class A common stock issued but not yet vested.

GLOSSARY OF ACRONYMS, ABBREVIATIONS AND TERMS

2023 Plan	2023 Omnibus Incentive Plan	GAAP	Generally accepted accounting principles
ACL	Allowance for credit losses	GDP	Gross domestic product
AFS	Available-for-sale	GNMA	Government National Mortgage Association
AIR	Accrued interest receivable	GSE	Government sponsored enterprises
AOCI	Accumulated other comprehensive income (loss)	HPI	Home price index
ASC	Accounting Standards Codification	HTM	Held-to-maturity
BOJH	Bank of Jackson Hole	ISDA	International Swaps and Derivative Association
BOJHT	Bank of Jackson Hole Trust	MBS	Mortgage-backed securities
Cambr	Cambr Solutions, LLC	MSR	Mortgage servicing right
CECL	Current expected credit loss	NBHC or the Company	National Bank Holdings Corporation
CRE	Commercial real estate	NCO	Net charge-offs
CSA	Credit Support Annexes	OREO	Other real estate owned
DCF	Discounted cash flow	PSU	Performance stock unit
ESPP	Employee Stock Purchase Plan	ROTA	Return on tangible assets
FDIC	Federal Deposit Insurance Corporation	SBA	Small Business Administration
FHA	Federal Housing Administration	SEC	Securities and Exchange Commission
FHLB	Federal Home Loan Bank	SOFR	Secured overnight financing rate
FHLMC	Federal Home Loan Mortgage Corporation	TDMs	Troubled debt modifications
Fintech	Financial technology	The Banks	NBH Bank and Bank of Jackson Hole Trust
FNMA	Federal National Mortgage Association	Transaction deposits	Demand, savings, and money market deposits
FRB	Federal Reserve Bank	TSR	Total shareholder return
FTE	Fully taxable equivalent

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements do not discuss historical facts but instead relate to expectations, beliefs, plans, predictions, forecasts, objectives, assumptions or future events or performance. Forward-looking statements are generally identified by words such as “anticipate,” “believe,” “can,” “would,” “should,” “could,” “may,” “predict,” “seek,” “potential,” “will,” “estimate,” “target,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “intend,” “goal,” “focus,” “maintains,” “future,” “ultimately, ” “likely,” “ensure,” “strategy,” “objective,” and similar words or phrases. These statements are only predictions and involve estimates, known and unknown risks, assumptions and uncertainties. We have based these statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, liquidity, results of operations, business strategy and growth prospects.

Forward-looking statements involve certain important risks, uncertainties and other factors, any of which could cause actual results to differ materially from those in such statements and, therefore, you are cautioned not to place undue reliance on such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	business and economic conditions along with external events both generally and in the financial services industry;

●	susceptibility to credit risk and fluctuations in the value of real estate and other collateral securing a significant portion of our loan portfolio, including with regards to real estate acquired through foreclosure, and the accuracy of appraisals related to such real estate;

●	the allowance for credit losses and fair value adjustments may be insufficient to absorb losses in our loan portfolio;

●	our ability to maintain sufficient liquidity to meet the requirements of deposit withdrawals and other business needs;

●	changes and uncertainty impacting monetary supply and the businesses of our clients and counterparties, including levels of market interest rates, inflation, currency values, monetary and fiscal policies, and the volatility of trading markets;

●	changes in the fair value of our investment securities and the ability of companies in which we invest to commercialize their technology or product concepts;

●	the loss of certain executive officers and key personnel;

●	any service interruptions, cyber incidents or other breaches relating to our technology systems, security systems or infrastructure or those of our third-party providers;

●	the occurrence of fraud or other financial crimes within our business;

●	competition from other financial institutions and financial services providers and the effects of disintermediation within the banking business including consolidation within the industry;

●	changes and uncertainty with respect to federal government lending programs like the SBA’s Preferred Lender Program and the FHA’s insurance programs, including the impact of a government shutdown on such programs;

●	impairment of our mortgage servicing rights, disruption in the secondary market for mortgage loans, declines in real estate values, or being required to repurchase mortgage loans or reimburse investors;

●	developments in technology, such as artificial intelligence, the success of our digital growth strategy, and our ability to incorporate innovative technologies in our business and provide products and services that satisfy our clients’ expectations for convenience and security;

●	our ability to execute our organic growth and acquisition strategies;

●	the accuracy of projected operating results for assets and businesses we acquire as well as our ability to drive organic loan growth to replace loans in our existing portfolio with comparable loans as loans are paid down;

●	changes and uncertainty with respect to federal, state and local laws, regulations, and policies along with executive orders applicable to our business, including tax laws, tariff policies, and Federal Reserve interest rate policies;

●	our ability to comply with and manage costs related to extensive government regulation and supervision, including current and future regulations affecting bank holding companies and depository institutions;

●	the application of any increased assessment rates imposed by the FDIC;

●	claims or legal action brought against us by third parties or government agencies; and

●	other factors, risks, trends and uncertainties described under “Part I, Item 1. Business,” “Part I, Item 1A. Risk Factors,” “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 and in our other filings with the SEC.

Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events or circumstances, except as required by applicable law.

PART I: FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)

(In thousands, except share and per share data)

	March 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$246,298	$127,848
Investment securities available-for-sale (at fair value)	634,376	527,547
Investment securities held-to-maturity (fair value of $636,805 and $451,386 at March 31, 2025 and December 31, 2024, respectively)	706,912	533,108
Non-marketable securities	76,203	76,462
Loans	7,646,296	7,751,143
Allowance for credit losses	(90,192)	(94,455)
Loans, net	7,556,104	7,656,688
Loans held for sale	11,885	24,495
Other real estate owned	615	662
Premises and equipment, net	204,567	196,773
Goodwill	306,043	306,043
Intangible assets, net	54,489	58,432
Other assets	301,378	299,635
Total assets	$10,098,870	$9,807,693
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing demand deposits	$2,215,313	$2,213,685
Interest bearing demand deposits	1,337,905	1,411,860
Savings and money market	3,812,312	3,592,312
Time deposits	1,058,677	1,020,036
Total deposits	8,424,207	8,237,893
Securities sold under agreements to repurchase	20,749	18,895
Long-term debt, net	54,588	54,511
Federal Home Loan Bank advances	80,000	50,000
Other liabilities	190,018	141,319
Total liabilities	8,769,562	8,502,618
Shareholders’ equity:
Common stock, par value $0.01 per share: 400,000,000 shares authorized; 51,487,888 and 51,487,888 shares issued; 38,094,105 and 38,054,482 shares outstanding at March 31, 2025 and December 31, 2024, respectively	515	515
Additional paid-in capital	1,168,433	1,167,431
Retained earnings	521,939	508,864
Treasury stock of 13,106,084 and 13,141,392 shares at March 31, 2025 and December 31, 2024, respectively, at cost	(301,531)	(301,694)
Accumulated other comprehensive loss, net of tax	(60,048)	(70,041)
Total shareholders’ equity	1,329,308	1,305,075
Total liabilities and shareholders’ equity	$10,098,870	$9,807,693

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share data)

	For the three months ended
	March 31,
	2025	2024
Interest and dividend income:
Interest and fees on loans	$120,207	$123,736
Interest and dividends on investment securities	8,737	6,617
Dividends on non-marketable securities	480	616
Interest on interest bearing bank deposits	539	763
Total interest and dividend income	129,963	131,732
Interest expense:
Interest on deposits	41,267	43,998
Interest on borrowings	2,005	3,704
Total interest expense	43,272	47,702
Net interest income before provision for credit losses	86,691	84,030
Provision for credit loss expense	10,200	—
Net interest income after provision for credit losses	76,491	84,030
Non-interest income:
Service charges	4,118	4,391
Bank card fees	4,194	4,578
Mortgage banking income	3,315	2,655
Bank-owned life insurance income	764	733
Other non-interest income	2,985	5,337
Total non-interest income	15,376	17,694
Non-interest expense:
Salaries and benefits	34,362	36,520
Occupancy and equipment	10,837	9,941
Data processing	4,401	4,066
Marketing and business development	946	962
FDIC deposit insurance	1,326	1,345
Bank card expenses	1,103	1,349
Professional fees	1,423	1,646
Other non-interest expense	5,642	4,997
Other intangible assets amortization	1,977	2,008
Total non-interest expense	62,017	62,834
Income before income taxes	29,850	38,890
Income tax expense	5,619	7,499
Net income	$24,231	$31,391
Earnings per share—basic	$0.63	$0.82
Earnings per share—diluted	0.63	0.82
Common stock dividend	0.29	0.27
Weighted average number of common shares outstanding:
Basic	38,068,455	38,031,358
Diluted	38,229,869	38,188,480

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	For the three months ended
	March 31,
	2025	2024
Net income	$24,231	$31,391
Other comprehensive income (loss), net of tax:
Securities available-for-sale:
Net unrealized gains (losses) arising during the period, net of tax (expense) benefit of ($3,033) and $985 for the three months ended March 31, 2025 and 2024, respectively	9,716	(3,090)
Less: amortization of net unrealized holding gains to income, net of tax benefit of $3 and $8 for the three months ended March 31, 2025 and 2024, respectively	(8)	(25)
Cash flow hedges:
Net unrealized gains arising during the period, net of tax expense of $474 and $48 for the three months ended March 31, 2025 and 2024, respectively	1,554	203
Less: reclassification for gains included in net income, net of tax expense of $385 and $269 for the three months ended March 31, 2025 and 2024, respectively	(1,269)	(896)
Other comprehensive income (loss)	9,993	(3,808)
Comprehensive income	$34,224	$27,583

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Three months ended March 31, 2025 and 2024

(In thousands, except share and per share data)

					Accumulated
		Additional			other
	Common	paid-in	Retained	Treasury	comprehensive
	stock	capital	earnings	stock	(loss) income, net	Total
Balance, December 31, 2023	$515	$1,162,269	$433,126	$(306,702)	$(76,401)	$1,212,807
Net income	—	—	31,391	—	—	31,391
Stock-based compensation	—	1,576	—	—	—	1,576
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $369, net	—	(72)	—	242	—	170
Cash dividends declared ($0.27 per share)	—	—	(10,306)	—	—	(10,306)
Other comprehensive loss	—	—	—	—	(3,808)	(3,808)
Balance, March 31, 2024	$515	$1,163,773	$454,211	$(306,460)	$(80,209)	$1,231,830
Balance, December 31, 2024	$515	$1,167,431	$508,864	$(301,694)	$(70,041)	$1,305,075
Net income	—	—	24,231	—	—	24,231
Stock-based compensation	—	1,704	—	—	—	1,704
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $1,374, net	—	(702)	—	163	—	(539)
Cash dividends declared ($0.29 per share)	—	—	(11,156)	—	—	(11,156)
Other comprehensive income	—	—	—	—	9,993	9,993
Balance, March 31, 2025	$515	$1,168,433	$521,939	$(301,531)	$(60,048)	$1,329,308

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$24,231	$31,391
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit loss expense	10,200	—
Depreciation and amortization	6,328	6,021
Change in current income tax receivable	4,281	7,485
Change in deferred income taxes	4,560	(1,277)
Discount accretion, net of premium amortization on securities	(483)	(202)
Gain on sale of mortgages, net	(2,338)	(2,162)
Origination of loans held for sale, net of repayments	(72,646)	(62,542)
Proceeds from sales of loans held for sale	87,571	69,160
Originations of mortgage servicing rights	(62)	(115)
Proceeds from sales of mortgage servicing rights	2,360	—
Gain on sale of mortgage servicing rights	(646)	—
Gain on sale of fixed assets	(5)	(637)
Stock-based compensation	1,704	1,576
Operating lease payments	(1,625)	(1,637)
Change in other assets	(11,600)	(24,527)
Change in other liabilities	(12,205)	7,423
Net cash provided by operating activities	39,625	29,957
Cash flows from investing activities:
Proceeds from non-marketable securities	15,700	27,114
Proceeds from maturities and paydowns of investment securities available-for-sale	48,436	45,662
Proceeds from maturities and paydowns of investment securities held-to-maturity	17,027	14,367
Proceeds from sales of other real estate owned	—	21
Purchases of non-marketable securities	(15,904)	(10,302)
Purchases of investment securities available-for-sale	(142,245)	(106,554)
Purchases of investment securities held-to-maturity	(190,624)	—
Purchases of premises and equipment, net	(10,166)	(5,482)
Net decrease in loans	138,351	128,793
Proceeds from the sale of loans	11,941	—
Net cash (used in) provided by investing activities	(127,484)	93,619
Cash flows from financing activities:
Net increase in deposits	186,312	327,260
Net increase (decrease) in repurchase agreements and other short-term borrowings	1,854	(50)
Net advances from (payments to) the Federal Home Loan Bank	30,000	(340,000)
Issuance of stock under purchase and equity compensation plans	(583)	131
Proceeds from exercise of stock options	10	—
Payment of dividends	(11,284)	(10,312)
Net cash provided by (used in) financing activities	206,309	(22,971)
Increase in cash and cash equivalents	118,450	100,605
Cash and cash equivalents at beginning of the year	127,848	192,326
Cash and cash equivalents at end of period	$246,298	$292,931
Supplemental disclosure of cash flow information during the period:
Cash paid for interest	$42,858	$45,172
Net tax (refunds) payments	(95)	76
Supplemental schedule of non-cash activities:
Increase in loans purchased but not settled	$60,350	$—
Loans transferred from loans held for sale to loans	23	333

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2025

Note 1 Basis of Presentation

National Bank Holdings Corporation is a bank holding company that was incorporated in the State of Delaware in 2009. The Company is headquartered in Greenwood Village, Colorado, and its primary operations are conducted through its wholly owned subsidiaries NBH Bank and BOJHT. NBH Bank is a Colorado state-chartered bank and a member of the Federal Reserve System, and BOJHT is a Wyoming state-chartered bank and a member of the Federal Reserve System. The Company provides a variety of banking products to both commercial and consumer clients through a network of over 90 banking centers, as of March 31, 2025, located primarily in Colorado, the greater Kansas City region, Utah, Wyoming, Texas, New Mexico and Idaho, as well as through online and mobile banking products and services.

The accompanying interim unaudited consolidated financial statements serve to update the National Bank Holdings Corporation Annual Report on Form 10-K for the year ended December 31, 2024 and include the accounts of the Company and its wholly owned subsidiaries, NBH Bank, BOJHT and 2UniFi, LLC. The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP and, where applicable, with general practices in the banking industry or guidelines prescribed by bank regulatory agencies. However, they may not include all information and notes necessary to constitute a complete set of financial statements under GAAP applicable to annual periods and accordingly should be read in conjunction with the financial information contained in the Company’s most recent Form 10-K. The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results presented. All such adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications of prior years’ amounts are made whenever necessary to conform to current period presentation. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the full year or any other interim period. All amounts are in thousands, except share data, or as otherwise noted.

GAAP requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and disclosures of contingent assets and liabilities. By their nature, estimates are based on judgment and available information. Management has made significant estimates in certain areas, such as the fair values of financial instruments, contingent liabilities and the ACL. Because of the inherent uncertainties associated with any estimation process and future changes in market and economic conditions, it is possible that actual results could differ significantly from those estimates.

The Company’s significant accounting policies followed in the preparation of the unaudited consolidated financial statements are disclosed in note 2 of the audited financial statements and notes for the year ended December 31, 2024 and are contained in the Company’s Annual Report on Form 10-K. There have been no significant changes to the application of significant accounting policies since December 31, 2024.

Note 2 Recent Accounting Pronouncements

The Company has not adopted any recent accounting pronouncements in addition to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, except for the following:

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The update requires public business entities to disclose specific categories related to rate reconciliation. It also requires more detailed information for reconciling items, provided certain quantitative thresholds are met. The amendments in this update will be applied on a prospective basis and are effective for fiscal years beginning after December 15, 2024. The update will not have a material impact on its financial statements apart from the inclusion of additional disclosures.

In March 2024, the FASB issued ASU 2024-01, Compensation – Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. This update improves GAAP by adding an illustrative example that includes four fact patterns to demonstrate how an entity should apply the scope guidance in paragraph 718-10-15-3 to determine whether a profit interest award should be accounted for in accordance with Topic 718. The amendments in this update are effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. The Company adopted ASU 2024-01 on January 1, 2025 with no material impact to its financial statements.

Note 3 Investment Securities

The Company’s investment securities portfolio is comprised of available-for-sale and held-to-maturity investment securities. These investment securities totaled $1.3 billion at March 31, 2025 and included $0.6 billion of available-for-sale securities and $0.7 billion of held-to-maturity securities. At December 31, 2024, investment securities totaled $1.0 billion and included $0.5 billion of available-for-sale securities and $0.5 billion of held-to-maturity securities.

Available-for-sale

Available-for-sale securities are summarized as follows as of the dates indicated:

	March 31, 2025
	Amortized	Gross	Gross
	cost	unrealized gains	unrealized losses	Fair value
U.S. Treasury securities	$72,507	$756	$—	$73,263
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	228,732	588	(25,075)	204,245
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	408,063	927	(54,821)	354,169
Corporate debt	2,000	—	(27)	1,973
Other securities	726	—	—	726
Total investment securities available-for-sale	$712,028	$2,271	$(79,923)	$634,376

	December 31, 2024
	Amortized	Gross	Gross
	cost	unrealized gains	unrealized losses	Fair value
U.S. Treasury securities	$24,958	$—	$(84)	$24,874
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	164,785	53	(29,793)	135,045
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	425,476	432	(60,970)	364,938
Corporate debt	2,000	—	(38)	1,962
Other securities	728	—	—	728
Total investment securities available-for-sale	$617,947	$485	$(90,885)	$527,547

During the three months ended March 31, 2025 and 2024, purchases of available-for-sale securities totaled $142.2 million and $106.6 million, respectively. Maturities and paydowns of available-for-sale securities during the three months ended March 31, 2025 and 2024 totaled $48.4 million and $45.7 million, respectively. There were no sales of available-for-sale securities during the three months ended March 31, 2025 or 2024.

At March 31, 2025 and December 31, 2024, the Company’s available-for-sale investment portfolio was primarily comprised of U.S. Treasury securities and mortgage-backed securities. All mortgage-backed securities were backed by GSE collateral such as FHLMC and FNMA and the government-owned agency GNMA.

The tables below summarize the available-for-sale securities with unrealized losses as of the dates shown, along with the length of the impairment period:

	March 31, 2025
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	$10,802	$(43)	$133,239	$(25,032)	$144,041	$(25,075)
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	9,951	(6)	261,676	(54,815)	271,627	(54,821)
Corporate debt	—	—	1,973	(27)	1,973	(27)
Total	$20,753	$(49)	$396,888	$(79,874)	$417,641	$(79,923)

	December 31, 2024
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. Treasury securities	$—	$—	$24,874	$(84)	$24,874	$(84)
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	—	—	132,935	(29,793)	132,935	(29,793)
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	41,426	(95)	264,621	(60,875)	306,047	(60,970)
Corporate debt	—	—	1,963	(38)	1,963	(38)
Total	$41,426	$(95)	$424,393	$(90,790)	$465,819	$(90,885)

Management regularly monitors the investment securities portfolio in its entirety and further evaluates all of the available-for-sale securities in an unrealized loss position at each reporting period. The portfolio included 176 securities, which were in an unrealized loss position at March 31, 2025, compared to 180 securities at December 31, 2024. The unrealized losses in the Company’s investment portfolio at March 31, 2025 were caused by changes in interest rates. The Company has no intention to sell these securities and believes it will not be required to sell the securities before the recovery of their amortized cost. Management believes that default of the available-for-sale securities is highly unlikely. FHLMC, FNMA and GNMA guaranteed mortgage-backed securities and U.S. Treasury securities have a long history of zero credit losses, an explicit guarantee by the U.S. government (although limited for FNMA and FHLMC securities) and yields that generally trade based on market views of prepayment and liquidity risk rather than credit risk.

Certain securities are pledged as collateral for public deposits, securities sold under agreements to repurchase and to secure borrowing capacity at the FRB, if needed. The fair value of available-for-sale investment securities pledged as collateral totaled $245.4 million and $238.6 million at March 31, 2025 and at December 31, 2024, respectively. The Company may also pledge available-for-sale investment securities as collateral for FHLB advances. No securities were pledged for this purpose at March 31, 2025 or December 31, 2024.

A summary of the available-for-sale securities by maturity is shown in the following table as of March 31, 2025. Mortgage-backed securities may have actual maturities that differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments and are therefore not included in the table below. Additionally, the Company holds other available-for-sale securities with an amortized cost and fair value of $0.7 million as of March 31, 2025 that have no stated contractual maturity date.

	March 31, 2025
			Weighted
	Amortized cost	Fair value	average yield
U.S. Treasury securities
After one but within five years	$72,507	$73,263	4.35%
Corporate debt
After five but within ten years	2,000	1,973	5.78%

As of March 31, 2025 and December 31, 2024, AIR from available-for-sale investment securities totaled $1.6 million and $1.3 million, respectively, and was included within other assets in the consolidated statements of financial condition.

Held-to-maturity

Held-to-maturity investment securities are summarized as follows as of the dates indicated:

	March 31, 2025
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
U.S. Treasury securities	$49,715	$—	$(284)	$49,431
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	262,594	148	(30,602)	232,140
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	394,603	1,448	(40,817)	355,234
Total investment securities held-to-maturity	$706,912	$1,596	$(71,703)	$636,805

	December 31, 2024
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
U.S. Treasury securities	$49,639	$—	$(480)	$49,159
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	271,105	51	(36,870)	234,286
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	212,364	—	(44,423)	167,941
Total investment securities held-to-maturity	$533,108	$51	$(81,773)	$451,386

During the three months ended March 31, 2025, purchases of held-to-maturity securities totaled $190.6 million. There were no purchases of held-to-maturity securities during the three months ended March 31, 2024. Maturities and paydowns of held-to-maturity securities totaled $17.0 million and $14.4 million during the three months ended March 31, 2025 and 2024, respectively.

The held-to-maturity portfolio included 140 securities which were in an unrealized loss position as of March 31, 2025, compared to 160 securities at December 31, 2024. The tables below summarize the held-to-maturity securities with unrealized losses as of the dates shown, along with the length of the impairment period:

	March 31, 2025
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. Treasury securities	$—	$—	$49,431	$(284)	$49,431	$(284)
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	29,190	(258)	184,104	(30,344)	213,294	(30,602)
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	26,868	(45)	162,392	(40,772)	189,260	(40,817)
Total	$56,058	$(303)	$395,927	$(71,400)	$451,985	$(71,703)

	December 31, 2024
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. Treasury securities	$—	$—	$49,159	$(480)	$49,159	$(480)
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	45,427	(880)	185,558	(35,990)	230,985	(36,870)
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	2,818	(51)	165,123	(44,372)	167,941	(44,423)
Total	$48,245	$(931)	$399,840	$(80,842)	$448,085	$(81,773)

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

The table below summarizes the credit quality indicators, by amortized cost, of held-to-maturity securities as of the dates shown:

	March 31, 2025	December 31, 2024
	AA+	AA+
U.S. Treasury securities	$49,715	$49,639
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	262,594	271,105
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	394,603	212,364
Total investment securities held-to-maturity	$706,912	$533,108

Certain securities are pledged as collateral for public deposits, securities sold under agreements to repurchase and to secure borrowing capacity at the FRB, if needed. The carrying value of held-to-maturity investment securities pledged as collateral totaled $539.8 million and $500.5 million at March 31, 2025 and December 31, 2024, respectively. The Company may also pledge held-to-maturity investment securities as collateral for FHLB advances. No held-to-maturity investment securities were pledged for this purpose at March 31, 2025 or December 31, 2024.

A summary of the held-to-maturity securities by maturity is shown in the following table as of March 31, 2025. Actual maturities of mortgage-backed securities may differ from scheduled maturities depending on the repayment characteristics and experience of the underlying financial instruments and are therefore not included in the table below.

	March 31, 2025
			Weighted
	Amortized cost	Fair value	average yield
U.S. Treasury securities
Within one year	$24,993	$24,970	3.18%
After one but within five years	24,722	24,461	3.10%
Total	$49,715	$49,431	3.14%

As of March 31, 2025 and December 31, 2024, AIR from held-to-maturity investment securities totaled $2.0 million and $0.9 million, respectively, and was included within other assets in the consolidated statements of financial condition.

Note 4 Non-marketable Securities

The carrying balance of non-marketable securities are summarized as follows as of the dates indicated:

	March 31, 2025	December 31, 2024
Federal Reserve Bank stock	$24,062	$24,062
Federal Home Loan Bank stock	3,625	3,922
Convertible preferred stock	20,508	20,508
Equity method investments	28,008	27,970
Total	$76,203	$76,462

Non-marketable securities included FRB stock, FHLB stock, convertible preferred stock and equity method investments. During the three months ended March 31, 2025, purchases of non-marketable securities totaled $15.9 million, and proceeds from redemptions and sales of non-marketable securities totaled $15.7 million. During the three months ended March 31, 2024, purchases of non-marketable securities totaled $10.3 million, and proceeds from non-marketable securities totaled $27.1 million. Purchases consisted primarily of FHLB stock, and proceeds consisted primarily of redemptions of FHLB stock. Changes in the Company’s FHLB stock holdings were directly correlated to FHLB line of credit advances and paydowns.

FRB and FHLB stock

At March 31, 2025 and December 31, 2024, the Company held FRB stock and FHLB stock for regulatory or debt facility purposes. These are restricted securities which, lacking a market, are carried at cost. There have been no identified events or changes in circumstances that may have an adverse effect on the FRB and FHLB stock carried at cost.

Convertible preferred stock

Non-marketable securities includes convertible preferred stock without a readily determinable fair value. During the three months ended March 31, 2025 and 2024, the Company purchased zero and $0.4 million, respectively, of convertible preferred stock.

Equity method investments

Non-marketable securities also include equity method investments totaling $26.2 million at March 31, 2025 and December 31, 2024 and equity method investments without a readily determinable fair value totaling $1.8 million at March 31, 2025 and December 31, 2024. Purchases of equity method investments during the three months ended March 31, 2025 and 2024 totaled $0.5 million and $0.6 million, respectively. During the three months ended March 31, 2025 and 2024, the Company recorded net unrealized losses on equity method investments totaling $0.3 million and $0.1 million, respectively. These gains and losses were recorded in other non-interest income in the Company’s consolidated statements of operations. Carrying values of equity method investments without a readily determinable fair value are updated periodically and impairments may be taken to reflect a new basis. The Company recorded no impairment related to equity method investments without a readily determinable fair value for the three months ended March 31, 2025 or the year ended December 31, 2024.

Note 5 Loans

The loan portfolio is comprised of loans originated by the Company and loans that were acquired in connection with the Company’s acquisitions. The tables below show the loan portfolio composition including carrying value by segment as of the dates shown. The carrying value of loans is net of discounts, fees, costs and fair value marks of $27.5 million and $30.1 million as of March 31, 2025 and December 31, 2024, respectively.

	March 31, 2025
	Total loans	% of total
Commercial	$4,603,771	60.2%
Commercial real estate non-owner occupied	1,795,856	23.5%
Residential real estate	1,233,649	16.1%
Consumer	13,020	0.2%
Total	$7,646,296	100.0%

	December 31, 2024
	Total loans	% of total
Commercial	$4,670,430	60.2%
Commercial real estate non-owner occupied	1,812,338	23.4%
Residential real estate	1,253,838	16.2%
Consumer	14,537	0.2%
Total	$7,751,143	100.0%

Information about delinquent and non-accrual loans is shown in the following tables at March 31, 2025 and December 31, 2024:

	March 31, 2025
		Greater
	30-89 days	than 90 days		Total past
	past due and	past due and	Non-accrual	due and
	accruing	accruing	loans	non-accrual	Current	Total loans
Commercial:
Commercial and industrial	$8,408	$912	$24,224	$33,544	$1,943,250	$1,976,794
Municipal and non-profit	—	—	—	—	1,116,995	1,116,995
Owner occupied commercial real estate	2,813	—	3,641	6,454	1,218,576	1,225,030
Food and agribusiness	3,687	—	587	4,274	280,678	284,952
Total commercial	14,908	912	28,452	44,272	4,559,499	4,603,771
Commercial real estate non-owner occupied:
Construction	—	—	—	—	250,106	250,106
Acquisition/development	—	—	—	—	75,864	75,864
Multifamily	—	—	—	—	332,739	332,739
Non-owner occupied	196	—	—	196	1,136,951	1,137,147
Total commercial real estate non-owner occupied	196	—	—	196	1,795,660	1,795,856
Residential real estate:
Senior lien	1,304	—	5,781	7,085	1,140,574	1,147,659
Junior lien	572	100	352	1,024	84,966	85,990
Total residential real estate	1,876	100	6,133	8,109	1,225,540	1,233,649
Consumer	23	—	35	58	12,962	13,020
Total loans	$17,003	$1,012	$34,620	$52,635	$7,593,661	$7,646,296

	March 31, 2025
	Non-accrual loans	Non-accrual loans
	with a related	with no related
	allowance for	allowance for	Non-accrual
	credit loss	credit loss	loans
Commercial:
Commercial and industrial	$13,049	$11,175	$24,224
Owner occupied commercial real estate	3,641	—	3,641
Food and agribusiness	1	586	587
Total commercial	16,691	11,761	28,452
Commercial real estate non-owner occupied:
Non-owner occupied	—	—	—
Total commercial real estate non-owner occupied	—	—	—
Residential real estate:
Senior lien	3,348	2,433	5,781
Junior lien	352	—	352
Total residential real estate	3,700	2,433	6,133
Consumer	35	—	35
Total loans	$20,426	$14,194	$34,620

	December 31, 2024
		Greater
	30-89 days	than 90 days		Total past
	past due and	past due and	Non-accrual	due and
	accruing	accruing	loans	non-accrual	Current	Total loans
Commercial:
Commercial and industrial	$20,290	$5,492	$21,950	$47,732	$1,948,093	$1,995,825
Municipal and non-profit	—	—	—	—	1,107,142	1,107,142
Owner occupied commercial real estate	1,611	9,447	195	11,253	1,252,891	1,264,144
Food and agribusiness	—	—	587	587	302,732	303,319
Total commercial	21,901	14,939	22,732	59,572	4,610,858	4,670,430
Commercial real estate non-owner occupied:
Construction	—	—	—	—	250,335	250,335
Acquisition/development	—	—	—	—	82,862	82,862
Multifamily	—	—	—	—	320,781	320,781
Non-owner occupied	158	—	5,971	6,129	1,152,231	1,158,360
Total commercial real estate non-owner occupied	158	—	5,971	6,129	1,806,209	1,812,338
Residential real estate:
Senior lien	952	—	6,747	7,699	1,161,568	1,169,267
Junior lien	133	—	505	638	83,933	84,571
Total residential real estate	1,085	—	7,252	8,337	1,245,501	1,253,838
Consumer	20	1	39	60	14,477	14,537
Total loans	$23,164	$14,940	$35,994	$74,098	$7,677,045	$7,751,143

	December 31, 2024
	Non-accrual loans	Non-accrual loans
	with a related	with no related
	allowance for	allowance for	Non-accrual
	credit loss	credit loss	loans
Commercial:
Commercial and industrial	$12,746	$9,204	$21,950
Owner occupied commercial real estate	195	—	195
Food and agribusiness	1	586	587
Total commercial	12,942	9,790	22,732
Commercial real estate non-owner occupied:
Non-owner occupied	5,971	—	5,971
Total commercial real estate non-owner occupied	5,971	—	5,971
Residential real estate:
Senior lien	3,319	3,428	6,747
Junior lien	505	—	505
Total residential real estate	3,824	3,428	7,252
Consumer	39	—	39
Total loans	$22,776	$13,218	$35,994

Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. Loans to borrowers experiencing financial difficulties may be modified. Modified loans are discussed in more detail below. There was no interest income recognized from non-accrual loans during the three months ended March 31, 2025 or 2024.

The Company’s internal risk rating system uses a series of grades, which reflect our assessment of the credit quality of loans based on an analysis of the borrower’s financial condition, liquidity and ability to meet contractual debt service requirements and are categorized as “Pass,” “Special mention,” “Substandard” and “Doubtful”. For a description of the general characteristics of the risk grades, refer to note 2 Summary of Significant Accounting Policies in our audited consolidated financial statements in our 2024 Annual Report on Form 10-K.

The amortized cost basis and current period gross charge-offs for all loans as determined by the Company’s internal risk rating system and year of origination are shown in the following tables as of and for the three months ended March 31, 2025 and the year ended December 31, 2024:

	March 31, 2025
							Revolving	Revolving
							loans	loans
	Origination year						amortized	converted
	2025	2024	2023	2022	2021	Prior	cost basis	to term	Total
Commercial:
Commercial and industrial:
Pass	$95,838	$424,705	$156,189	$316,781	$193,923	$137,872	$424,386	$4,489	$1,754,183
Special mention	—	2,262	28,767	8,911	14,030	14,355	39,494	305	108,124
Substandard	—	16,206	35,716	8,764	22,306	4,450	21,988	301	109,731
Doubtful	—	—	1,159	2,158	137	1,302	—	—	4,756
Total commercial and industrial	95,838	443,173	221,831	336,614	230,396	157,979	485,868	5,095	1,976,794
Gross charge-offs: Commercial and industrial	—	3,042	7,075	—	—	—	—	—	10,117
Municipal and non-profit:
Pass	2,497	117,890	151,450	140,903	216,874	454,396	32,985	—	1,116,995
Total municipal and non-profit	2,497	117,890	151,450	140,903	216,874	454,396	32,985	—	1,116,995
Owner occupied commercial real estate:
Pass	10,128	269,728	201,724	203,221	128,324	289,044	24,750	17	1,126,936
Special mention	—	17,761	1,664	8,892	16,228	15,383	—	—	59,928
Substandard	—	—	—	20,213	10,926	5,072	848	—	37,059
Doubtful	—	—	—	691	—	416	—	—	1,107
Total owner occupied commercial real estate	10,128	287,489	203,388	233,017	155,478	309,915	25,598	17	1,225,030
Gross charge-offs: Owner occupied commercial real estate	—	—	2,266	883	—	303	—	—	3,452
Food and agribusiness:
Pass	295	14,124	9,421	64,934	6,180	33,492	144,709	293	273,448
Special mention	—	—	—	3,947	2,750	189	—	—	6,886
Substandard	—	—	—	—	774	3,430	414	—	4,618
Total food and agribusiness	295	14,124	9,421	68,881	9,704	37,111	145,123	293	284,952
Total commercial	108,758	862,676	586,090	779,415	612,452	959,401	689,574	5,405	4,603,771
Gross charge-offs: Commercial	—	3,042	9,341	883	—	303	—	—	13,569
Commercial real estate non-owner occupied:
Construction:
Pass	1,461	62,035	61,141	49,548	28,793	888	35,069	11,171	250,106
Total construction	1,461	62,035	61,141	49,548	28,793	888	35,069	11,171	250,106
Acquisition/development:
Pass	568	16,572	4,000	25,689	19,229	8,452	(14)	—	74,496
Special mention	—	—	—	1,077	—	—	—	—	1,077
Substandard	—	—	—	—	—	291	—	—	291
Total acquisition/development	568	16,572	4,000	26,766	19,229	8,743	(14)	—	75,864
Multifamily:
Pass	—	1,343	22,745	153,168	70,366	76,027	796	—	324,445
Special mention	—	—	—	8,294	—	—	—	—	8,294
Total multifamily	—	1,343	22,745	161,462	70,366	76,027	796	—	332,739
Non-owner occupied
Pass	7,967	67,949	119,351	304,412	138,453	418,168	10,952	—	1,067,252
Special mention	—	5,245	1,295	33,039	12,709	16,932	(1)	—	69,219
Substandard	—	—	—	—	—	676	—	—	676
Total non-owner occupied	7,967	73,194	120,646	337,451	151,162	435,776	10,951	—	1,137,147
Gross charge-offs: Non-owner occupied	—	—	—	—	1,467	—	—	—	1,467
Total commercial real estate non-owner occupied	9,996	153,144	208,532	575,227	269,550	521,434	46,802	11,171	1,795,856
Gross charge-offs: Commercial real estate non-owner occupied	—	—	—	—	1,467	—	—	—	1,467
Residential real estate:
Senior lien
Pass	13,349	65,103	68,624	409,594	275,567	265,255	42,780	663	1,140,935
Special mention	—	—	—	—	—	15	—	—	15
Substandard	—	64	662	2,529	689	2,593	—	—	6,537
Doubtful	—	—	—	172	—	—	—	—	172
Total senior lien	13,349	65,167	69,286	412,295	276,256	267,863	42,780	663	1,147,659
Junior lien
Pass	706	8,426	3,387	4,565	1,747	6,943	58,850	816	85,440
Special mention	—	—	—	—	—	27	—	—	27
Substandard	—	42	—	99	—	212	170	—	523
Total junior lien	706	8,468	3,387	4,664	1,747	7,182	59,020	816	85,990
Total residential real estate	14,055	73,635	72,673	416,959	278,003	275,045	101,800	1,479	1,233,649

Consumer
Pass	1,129	4,062	1,613	1,176	752	589	2,906	758	12,985
Substandard	—	—	—	—	—	35	—	—	35
Total consumer	1,129	4,062	1,613	1,176	752	624	2,906	758	13,020
Gross charge-offs: Consumer	201	10	—	—	—	—	4	—	215
Total loans	$133,938	$1,093,517	$868,908	$1,772,777	$1,160,757	$1,756,504	$841,082	$18,813	$7,646,296
Gross charge-offs: Total loans	201	3,052	9,341	883	1,467	303	4	—	15,251

	December 31, 2024
							Revolving	Revolving
							loans	loans
	Origination year						amortized	converted
	2024	2023	2022	2021	2020	Prior	cost basis	to term	Total
Commercial:
Commercial and industrial:
Pass	$445,993	$181,920	$332,246	$215,561	$51,902	$92,115	$468,752	$2,614	$1,791,103
Special mention	8,005	32,319	13,753	17,496	12,915	5,552	16,146	651	106,837
Substandard	13,417	34,320	8,909	21,575	3,011	2,020	8,982	387	92,621
Doubtful	1,250	1,159	1,490	17	975	373	—	—	5,264
Total commercial and industrial	468,665	249,718	356,398	254,649	68,803	100,060	493,880	3,652	1,995,825
Gross charge-offs: Commercial and industrial	—	2,028	—	26	155	156	—	—	2,365
Municipal and non-profit:
Pass	116,551	152,183	137,249	217,362	73,399	378,561	29,747	—	1,105,052
Special mention	—	—	—	170	1,920	—	—	—	2,090
Total municipal and non-profit	116,551	152,183	137,249	217,532	75,319	378,561	29,747	—	1,107,142
Owner occupied commercial real estate:
Pass	269,810	205,119	225,766	131,547	83,791	232,653	20,912	8,990	1,178,588
Special mention	430	1,664	13,798	23,482	268	12,744	—	—	52,386
Substandard	—	7,180	15,266	3,397	1,243	4,759	847	—	32,692
Doubtful	—	—	—	—	—	478	—	—	478
Total owner occupied commercial real estate	270,240	213,963	254,830	158,426	85,302	250,634	21,759	8,990	1,264,144
Gross charge-offs: Owner occupied commercial real estate	—	—	13	—	—	—	—	—	13
Food and agribusiness:
Pass	14,727	9,884	68,909	6,587	5,940	33,081	156,113	344	295,585
Special mention	—	—	4,045	2,898	—	204	—	—	7,147
Substandard	—	—	—	586	—	1	—	—	587
Total food and agribusiness	14,727	9,884	72,954	10,071	5,940	33,286	156,113	344	303,319
Gross charge-offs: Food and agribusiness	—	—	—	—	—	2,704	—	—	2,704
Total commercial	870,183	625,748	821,431	640,678	235,364	762,541	701,499	12,986	4,670,430
Gross charge-offs: Commercial	—	2,028	13	26	155	2,860	—	—	5,082
Commercial real estate non-owner occupied:
Construction:
Pass	55,139	59,137	54,735	33,859	917	—	46,548	—	250,335
Total construction	55,139	59,137	54,735	33,859	917	—	46,548	—	250,335
Acquisition/development:
Pass	16,645	4,038	31,028	20,412	1,079	8,110	184	—	81,496
Special mention	—	—	1,072	—	—	—	—	—	1,072
Substandard	—	—	—	—	—	294	—	—	294
Total acquisition/development	16,645	4,038	32,100	20,412	1,079	8,404	184	—	82,862
Multifamily:
Pass	1,363	16,470	138,872	70,419	45,700	31,034	853	—	304,711
Special mention	4,159	—	8,091	3,820	—	—	—	—	16,070
Total multifamily	5,522	16,470	146,963	74,239	45,700	31,034	853	—	320,781
Non-owner occupied
Pass	68,192	143,857	303,998	143,085	125,374	304,162	11,018	—	1,099,686
Special mention	5,246	1,298	17,272	12,184	—	16,009	—	—	52,009
Substandard	—	—	—	5,516	—	694	—	—	6,210
Doubtful	—	—	—	455	—	—	—	—	455
Total non-owner occupied	73,438	145,155	321,270	161,240	125,374	320,865	11,018	—	1,158,360
Gross charge-offs: Non-owner occupied	—	—	293	—	—	4,422	—	—	4,715
Total commercial real estate non-owner occupied	150,744	224,800	555,068	289,750	173,070	360,303	58,603	—	1,812,338
Gross charge-offs: Commercial real estate non-owner occupied	—	—	293	—	—	4,422	—	—	4,715
Residential real estate:
Senior lien
Pass	66,465	77,136	415,279	280,209	100,990	174,830	46,053	583	1,161,545
Special mention	—	—	—	—	—	16	—	—	16
Substandard	64	663	3,422	700	394	2,270	—	—	7,513
Doubtful	—	—	172	—	—	21	—	—	193
Total senior lien	66,529	77,799	418,873	280,909	101,384	177,137	46,053	583	1,169,267
Junior lien
Pass	6,870	3,498	4,614	1,789	1,964	5,488	59,331	311	83,865
Special mention	—	—	—	—	—	27	—	—	27
Substandard	44	—	240	—	89	134	172	—	679
Total junior lien	6,914	3,498	4,854	1,789	2,053	5,649	59,503	311	84,571
Total residential real estate	73,443	81,297	423,727	282,698	103,437	182,786	105,556	894	1,253,838
Consumer
Pass	4,557	1,994	1,443	942	528	169	4,795	71	14,499
Substandard	—	—	—	—	—	38	—	—	38
Total consumer	4,557	1,994	1,443	942	528	207	4,795	71	14,537
Gross charge-offs: Consumer	877	23	30	3	—	48	—	—	981

Total loans	$1,098,927	$933,839	$1,801,669	$1,214,068	$512,399	$1,305,837	$870,453	$13,951	$7,751,143
Gross charge-offs: Total loans	877	2,051	336	29	155	7,330	—	—	10,778

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

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. Management individually evaluates collateral-dependent loans with an amortized cost basis of $250 thousand or more and includes collateral-dependent loans less than $250 thousand within the general allowance population. The amortized cost basis of collateral-dependent loans over $250 thousand was as follows at March 31, 2025 and December 31, 2024:

	March 31, 2025
			Total amortized
	Real property	Business assets	cost basis
Commercial:
Commercial and industrial	$5,414	$6,728	$12,142
Owner occupied commercial real estate	6,034	949	6,983
Food and agribusiness	586	—	586
Total commercial	12,034	7,677	19,711
Residential real estate:
Senior lien	3,634	—	3,634
Junior lien	222	—	222
Total residential real estate	3,856	—	3,856
Total loans	$15,890	$7,677	$23,567

	December 31, 2024
			Total amortized
	Real property	Business assets	cost basis
Commercial:
Commercial and industrial	$6,281	$4,924	$11,205
Owner occupied commercial real estate	1,343	—	1,343
Food and agribusiness	586	—	586
Total commercial	8,210	4,924	13,134
Commercial real estate non-owner occupied:
Non-owner occupied	5,971	—	5,971
Total commercial real estate non-owner occupied	5,971	—	5,971
Residential real estate:
Senior lien	5,075	—	5,075
Junior lien	222	—	222
Total residential real estate	5,297	—	5,297
Total loans	$19,478	$4,924	$24,402

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

The following schedules present, by loan class, the amortized cost basis for loans to borrowers experiencing financial difficulty that remain outstanding and were modified and during the three months ended March 31, 2025 and 2024:

	As of and for the three months ended March 31, 2025
	Payment delay
	Amortized	% of loan
	cost basis	class
Commercial:
Commercial and industrial	$3,526	0.2%
Owner occupied commercial real estate	2,195	0.2%
Total commercial	5,721	0.1%
Total loans	$5,721	0.1%

	As of and for the three months ended March 31, 2024
					Combination - interest rate		Combination - term extension
	Term extension		Payment Delay		reduction and term extension		and payment delay
	Amortized	% of loan	Amortized	% of loan	Amortized	% of loan	Amortized	% of loan
	cost basis	class	cost basis	class	cost basis	class	cost basis	class
Commercial:
Commercial and industrial	$—	0.0%	$8,561	0.4%	$—	0.0%	$—	0.0%
Municipal and non-profit	—	0.0%	1,664	0.1%	—	0.0%	—	0.0%
Total commercial	—	0.0%	10,225	0.2%	—	0.0%	—	0.0%
Commercial real estate non-owner occupied:
Non-owner occupied	18,770	1.8%	—	0.0%	—	0.0%	—	0.0%
Total commercial real estate non-owner occupied	18,770	1.0%	—	0.0%	—	0.0%	—	0.0%
Residential real estate:
Senior lien	—	0.0%	869	0.1%	651	0.1%	382	0.0%
Total residential real estate	—	0.0%	869	0.1%	651	0.0%	382	0.0%
Total loans	$18,770	0.2%	$11,094	0.1%	$651	0.0%	$382	0.0%

The following schedules present, by loan class, the payment status of loans that have been modified in the last twelve months as of the dates presented on an amortized cost basis:

	March 31, 2025
	Current	30-89 days past due	90+ days past due	Non-accrual
Commercial:
Commercial and industrial	$5,014	$7,454	$—	$1,602
Owner occupied commercial real estate	2,195	—	—	—
Total commercial	7,209	7,454	—	1,602
Commercial real estate non-owner occupied:
Non-owner occupied	158	—	—	—
Total commercial real estate non-owner occupied	158	—	—	—
Residential real estate:
Senior lien	20	—	—	—
Junior lien	—	—	—	42
Total residential real estate	20	—	—	42
Total loans	$7,387	$7,454	$—	$1,644

	March 31, 2024
	Current	30-89 days past due	90+ days past due	Non-accrual
Commercial:
Commercial and industrial	$3,129	$—	$—	$5,354
Owner occupied commercial real estate	1,664			—
Total commercial	4,793	—	—	5,354
Commercial real estate non-owner occupied:
Non-owner occupied	5,298	—	—	13,472
Total commercial real estate non-owner occupied	5,298	—	—	13,472
Residential real estate:
Senior lien	651	—	—	1,251
Total loans	$10,742	$—	$—	$20,077

Accrual of interest is resumed on loans that were previously on non-accrual only after the loan has performed sufficiently for a period of time. During the three months ended March 31, 2025, the Company had one TDM with an amortized cost totaling $1.6 million that was modified within the past 12 months, utilizing a payment delay, that defaulted on its modified terms. During the three months ended March 31, 2024, the Company had four TDMs with amortized costs totaling $18.8 million that were modified within the past 12 months, utilizing a term extension and payment delays, that defaulted on their modified terms. For purposes of this disclosure, the Company considers “default” to mean 90 days or more past due on principal or interest. The allowance for credit losses related to TDMs on non-accrual status is determined by individual evaluation, including collateral adequacy, using the same process as loans on non-accrual status which are not classified as TDMs.

The following schedules present the financial effect of the modifications made to borrowers experiencing financial difficulty as of and for the periods indicated:

As of and for the three months ended March 31, 2025
Financial Effect
Payment delay
Commercial:
Commercial and industrial	Delayed payments for a weighted average of 0.4 years
Owner occupied commercial real estate	Delayed payments for a weighted average of 0.3 years

As of and for the three months ended March 31, 2024
Financial effect
	Term extension	Payment delay	Combination - Interest rate reduction and Term extension	Combination - Term extension and Payment delay
Commercial:
Commercial and industrial		Delayed payments for a weighted average of 0.5 years
Owner occupied commercial real estate		Delayed payments for a weighted average of 0.5 years
Commercial real estate non-owner occupied:
Non-owner occupied	Extended a weighted average of 0.3 years to the life of loans
Residential real estate:
Senior lien		Delayed payments for a weighted average of 0.3 years	Reduced weighted average contractual interest rate by 2.5% and extended a weighted average life of 30 years	Extended a weighted average of 0.7 years to the life of loans and delayed payments for a weighted average of 0.7 years

Note 6 Allowance for Credit Losses

The tables below detail the Company’s allowance for credit losses as of the dates shown:

	Three months ended March 31, 2025
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$48,552	$26,136	$19,426	$341	$94,455
Charge-offs	(13,569)	(1,467)	—	(215)	(15,251)
Recoveries	56	17	28	37	138
Provision expense (release) for credit losses	13,019	(1,192)	(1,147)	170	10,850
Ending balance	$48,058	$23,494	$18,307	$333	$90,192

	Three months ended March 31, 2024
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$45,304	$32,665	$19,550	$428	$97,947
Charge-offs	(24)	—	—	(254)	(278)
Recoveries	116	—	6	66	188
Provision expense (release) for credit losses	919	(1,827)	544	114	(250)
Ending balance	$46,315	$30,838	$20,100	$354	$97,607

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

At March 31, 2025 and December 31, 2024, the allowance for credit losses totaled $90.2 million and $94.5 million, respectively. The decrease during the three months ended March 31, 2025 was primarily driven by the resolution of non-performing loans and changes in the CECL model’s underlying macro-economic forecast. During the three months ended March 31, 2025, the Company recorded provision expense for credit losses on funded loans and unfunded loan commitments totaling $10.2 million, primarily to cover a charge-off on one credit driven by suspected fraudulent activity by the borrower. The Company recorded zero provision expense for credit losses on funded loans and unfunded loan commitments during the first quarter of 2024. Net charge-offs on loans during the three months ended March 31, 2025 and 2024 totaled $15.1 million and $0.1 million, respectively.

The Company has elected to exclude AIR from the allowance for credit losses calculation. As of March 31, 2025 and December 31, 2024, AIR from loans totaled $44.3 million and $41.5 million, respectively.

Note 7 Goodwill and Intangible Assets

Goodwill and other intangible assets

In connection with our acquisitions, the Company’s goodwill was $306.0 million as of March 31, 2025. Goodwill is measured as the excess of the fair value of consideration paid over the fair value of net assets acquired. No goodwill impairment was recorded during the three months ended March 31, 2025 or the year ended December 31, 2024.

The gross carrying amount of other intangible assets and the associated accumulated amortization at March 31, 2025 and December 31, 2024, are presented as follows:

	March 31, 2025			December 31, 2024
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
Core deposit intangible	$91,566	$(56,747)	$34,819	$91,566	$(55,417)	$36,149
Customer relationship intangible	17,000	(4,556)	12,444	17,000	(4,024)	12,976
Acquired technology intangible	2,300	(805)	1,495	2,300	(690)	1,610
Total	$110,866	$(62,108)	$48,758	$110,866	$(60,131)	$50,735

The Company is amortizing intangibles from acquisitions over a weighted average period of 9.8 years from the date of the respective acquisitions. The core deposit and customer relationship intangibles are being amortized over a weighted average period of 10 years, and the acquired technology intangible is being amortized over a weighted average period of five years. The Company recognized other intangible assets amortization expense of $2.0 million during the three months ended March 31, 2025 and 2024.

The following table shows the estimated future amortization expense during the next five years for other intangible assets as of March 31, 2025:

Years ending December 31,	Amount
For the nine months ending December 31, 2025	$5,809
For the year ending December 31, 2026	7,664
For the year ending December 31, 2027	7,542
For the year ending December 31, 2028	6,142
For the year ending December 31, 2029	5,790

Servicing Rights

Mortgage servicing rights

MSRs represent rights to service loans originated by the Company and sold to government-sponsored enterprises including FHLMC, FNMA, GNMA and FHLB and are included in other assets in the consolidated statements of financial condition. Mortgage loans serviced for others were $0.3 billion and $0.9 billion at March 31, 2025 and 2024, respectively.

Below are the changes in the MSRs for the periods presented:

	For the three months ended March 31,
	2025	2024
Beginning balance	$4,835	$4,911
Originations	62	115
Sales	(1,811)	—
Amortization	(132)	(114)
Ending balance	2,954	4,912
Fair value of mortgage servicing rights	$4,457	$7,523

During the three months ended March 31, 2025, the Company sold rights to service loans totaling $203.7 million in unpaid principal balances from our mortgage servicing rights portfolio. As a result of the sale, the book value of our mortgage servicing rights intangible decreased $1.8 million and generated a pre-tax gain of $0.6 million included in mortgage banking income in the consolidated statements of operations.

The fair value of MSRs was determined based upon a discounted cash flow analysis. The cash flow analysis included assumptions for discount rates and prepayment speeds. Discount rates ranged from 10.0% to 10.5% and the constant prepayment speed ranged from 6.3% to 12.4% for the March 31, 2025 valuation. The discount rate ranged from 10.0% to 10.5%, and the constant prepayment speed ranged from 6.2% to 13.3% for the March 31, 2024 valuation. Included in mortgage banking income in the consolidated statements of operations was servicing income of $0.9 million and $0.4 million for the three months ended March 31, 2025 and 2024, respectively.

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

The following table shows the estimated future amortization expense during the next five years for the MSRs as of March 31, 2025:

Years ending December 31,	Amount
For the nine months ending December 31, 2025	$253
For the year ending December 31, 2026	309
For the year ending December 31, 2027	273
For the year ending December 31, 2028	242
For the year ending December 31, 2029	215

SBA servicing asset

The SBA servicing asset represents the value associated with servicing small business real estate loans that have been sold to outside investors with servicing retained. The SBA servicing asset is evaluated and impairment is recognized to the extent fair value is less than the carrying amount. The Company evaluates impairment by stratifying the SBA servicing asset based on the predominant risk characteristics of the underlying loans, including loan type and loan term. The Company is amortizing the SBA servicing asset in proportion to and over the period of the estimated net servicing income of the underlying loans. The Company serviced $125.0 million and $132.0 million of SBA loans that have been sold into the secondary market as of March 31, 2025 and December 31, 2024, respectively. For the three months ended March 31, 2025 and 2024, the Company recognized SBA servicing asset fee income totaling $0.2 million and $0.1 million, respectively.

Below are the changes in the SBA servicing asset for the periods presented:

	For the three months ended March 31,
	2025	2024
Beginning balance	$2,862	$2,440
Originations	42	266
Disposals	(68)	(102)
Recovery	90	104
Amortization	(149)	(74)
Ending balance	2,777	2,634
Fair value of SBA servicing asset	$2,777	$2,634

The Company uses assumptions and estimates in determining the fair value of SBA loan servicing rights. These assumptions include prepayment speeds, discount rates, and other assumptions. The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge. For the three months ended March 31, 2025 and 2024, the key assumptions used to determine the fair value of the Company’s SBA loan servicing rights included weighted average lifetime constant prepayment rates equal to 15.7% and 15.8%, respectively, and weighted average discount rates equal to 9.3% and 10.2%, respectively.

The following table shows the estimated future amortization expense during the next five years for the SBA servicing asset as of March 31, 2025:

Years ending December 31,	Amount
For the nine months ending December 31, 2025	$250
For the year ending December 31, 2026	304
For the year ending December 31, 2027	267
For the year ending December 31, 2028	235
For the year ending December 31, 2029	207

Note 8 Borrowings

Borrowings consist of securities sold under agreements to repurchase, long-term debt and FHLB advances.

Securities sold under agreements to repurchase

The Company enters into repurchase agreements to facilitate the needs of its clients. As of March 31, 2025 and December 31, 2024, the Company sold securities under agreements to repurchase totaling $20.7 million and $18.9 million, respectively. The Company pledged mortgage-backed securities with a fair value of approximately $31.4 million and $31.3 million as of March 31, 2025 and December 31, 2024, respectively, for these agreements. The Company monitors collateral levels on a continuous basis and may be required to provide additional collateral based on the fair value of the underlying securities. As of March 31, 2025 and December 31, 2024, the Company had $10.6 million and $12.4 million, respectively, of excess collateral pledged for repurchase agreements.

Federal Home Loan Bank advances

As a member of the FHLB, the Banks have access to a line of credit and term financing from the FHLB with total available credit of $1.7 billion at March 31, 2025. The Company may utilize the FHLB line of credit as a funding mechanism for originated loans and loans held for sale. At March 31, 2025 and December 31, 2024, NBH Bank had $80.0 million and $50.0 million, respectively, of outstanding borrowings from the FHLB. The Banks may pledge investment securities and loans as collateral for FHLB advances. There were no investment securities pledged for FHLB advances at March 31, 2025 or December 31, 2024. Loans pledged were $2.5 billion and $2.6 billion at March 31, 2025 and December 31, 2024, respectively. The Company incurred $1.1 million and $3.2 million of interest expense related to FHLB advances and other short-term borrowings for the three months ended March 31, 2025 and 2024, respectively.

Long-term debt

The Company holds a subordinated note purchase agreement to issue and sell a fixed-to-floating rate note totaling $40.0 million. The balance on the note at March 31, 2025 and December 31, 2024, net of long-term debt issuance costs totaling $0.2 million, totaled $39.8 million. During the three months ended March 31, 2025 and 2024, interest expense totaling $0.3 million was recorded in the consolidated statements of operations.

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

As part of the acquisition of BOJH on October 1, 2022, the Company assumed three subordinate note purchase agreements to issue and sell fixed-to-floating rate notes totaling $15.0 million. The balance on the notes at March 31, 2025 and December 31, 2024, net of the fair value adjustment from the acquisition of $0.3 million, totaled $14.7 million. Interest expense related to the notes totaling $0.1 million was recorded in the consolidated statements of operations during the three months ended March 31, 2025 and 2024.

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

Note 9 Regulatory Capital

As a bank holding company that has elected to be treated as a financial holding company, the Company, NBH Bank and BOJHT are subject to regulatory capital adequacy requirements implemented by the Federal Reserve, in addition to those implemented by the FDIC for NBH Bank and BOJHT, including maintaining capital positions at the “well-capitalized” level. The federal banking agencies have risk based capital adequacy regulations intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization’s operations. Under these regulations, assets are assigned to one of several risk categories, and nominal dollar amounts of assets and credit equivalent amounts of off-balance-sheet items are multiplied by a risk adjustment percentage for the category. Regulatory authorities can initiate certain mandatory actions if the Company, NBH Bank or BOJHT fail to meet the minimum capital requirements, which could have a material effect on our financial statements.

Under the Basel III requirements, at March 31, 2025 and December 31, 2024, the Company and the Banks met all capital requirements, including the capital conservation buffer of 2.5%. The Company and the Banks had regulatory capital ratios in excess of the levels established for well-capitalized institutions, as detailed in the tables below:

	March 31, 2025
			Required to be		Required to be
			well capitalized under		considered
			prompt corrective		adequately
	Actual		action provisions		capitalized(1)
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio:
Consolidated	10.9%	$1,053,193	N/A	N/A	4.0%	$386,678
NBH Bank	9.9%	949,171	5.0%	$481,570	4.0%	385,256
Bank of Jackson Hole Trust	31.4%	12,656	5.0%	2,013	4.0%	1,610
Common equity tier 1 risk based capital:
Consolidated	13.6%	$1,053,193	N/A	N/A	7.0%	$541,814
NBH Bank	12.3%	949,171	6.5%	$500,762	7.0%	539,282
Bank of Jackson Hole Trust	73.7%	12,656	6.5%	1,116	7.0%	1,202
Tier 1 risk based capital ratio:
Consolidated	13.6%	$1,053,193	N/A	N/A	8.5%	$657,917
NBH Bank	12.3%	949,171	8.0%	$616,322	8.5%	654,842
Bank of Jackson Hole Trust	73.7%	12,656	8.0%	1,373	8.5%	1,459
Total risk based capital ratio:
Consolidated	15.5%	$1,199,042	N/A	N/A	10.5%	$812,720
NBH Bank	13.5%	1,040,004	10.0%	$770,402	10.5%	808,922
Bank of Jackson Hole Trust	73.8%	12,672	10.0%	1,717	10.5%	1,803

	December 31, 2024
			Required to be		Required to be
			well capitalized under		considered
			prompt corrective		adequately
	Actual		action provisions		capitalized(1)
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio:
Consolidated	10.7%	$1,037,550	N/A	N/A	4.0%	$388,278
NBH Bank	9.5%	921,509	5.0%	$483,533	4.0%	386,826
Bank of Jackson Hole Trust	31.0%	12,461	5.0%	2,013	4.0%	1,611
Common equity tier 1 risk based capital:
Consolidated	13.2%	$1,037,550	N/A	N/A	7.0%	$550,074
NBH Bank	11.8%	921,509	6.5%	$508,418	7.0%	547,528
Bank of Jackson Hole Trust	77.2%	12,461	6.5%	1,049	7.0%	1,129
Tier 1 risk based capital ratio:
Consolidated	13.2%	$1,037,550	N/A	N/A	8.5%	$667,947
NBH Bank	11.8%	921,509	8.0%	$625,746	8.5%	664,855
Bank of Jackson Hole Trust	77.2%	12,461	8.0%	1,291	8.5%	1,371
Total risk based capital ratio:
Consolidated	15.1%	$1,187,514	N/A	N/A	10.5%	$825,111
NBH Bank	13.0%	1,016,471	10.0%	$782,182	10.5%	821,291
Bank of Jackson Hole Trust	77.3%	12,462	10.0%	1,613	10.5%	1,694

(1)	Includes the capital conservation buffer of 2.5%.

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

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of FASB ASC Topic 606 (“Topic 606”), and non-interest expense in-scope of Topic 606 for the three months ended March 31, 2025 and 2024:

	For the three months ended March 31,
	2025	2024
Non-interest income
In-scope of Topic 606:
Service charges and other account-related fees	$5,232	$5,283
Bank card fees	4,194	4,578
Other non-interest income	1,396	1,147
Non-interest income (in-scope of Topic 606)	10,822	11,008
Non-interest income (out-of-scope of Topic 606)	4,554	6,686
Total non-interest income	$15,376	$17,694
Non-interest expense
In-scope of Topic 606:
Other non-interest expense	$—	$(2)
Total revenue in-scope of Topic 606	$10,822	$11,006

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

Stock options

At March 31, 2025, the Company had 560,386 stock options outstanding at a weighted average exercise price of $32.93. No stock options were granted during the three months ended March 31, 2025. Stock option expense is a component of salaries and benefits in the consolidated statements of operations and totaled $42.9 thousand and $0.1 million for the three months ended March 31, 2025 and 2024, respectively. At March 31, 2025, there was $0.1 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. The cost is expected to be recognized over a weighted average period of 1.0 years.

Restricted stock awards

The Company issues primarily time-based restricted stock awards that vest over a range of a 1-3 year period. Restricted stock with time-based vesting was valued at the fair value of the shares on the date of grant as they are assumed to be held beyond the vesting period.

Performance stock units

The Company grants PSUs which represent initial target awards and do not reflect potential increases or decreases resulting from the final performance results, which are to be determined at the end of the three-year performance period (vesting date). The actual number of shares to be awarded at the end of the performance period will range from 0% - 150% of the initial target awards. For PSU components granted in 2024, one-third of the award is based on the Company’s cumulative earnings per share (EPS target), one-third is based on the Company’s relative ROTA, and one-third is based on the Company’s cumulative TSR during the performance period. On the vesting date, the Company’s annual ROTA will be compared to the respective ROTAs of companies comprising the S&P 600 Regional Banks group. The Company’s ranking will be averaged over the measurement period to determine the shares awarded. The fair value of the ROTA award was determined based on the closing stock price of the Company’s common stock on the grant date. On the vesting date, the Company’s TSR will be compared to the respective TSRs of the companies comprising the S&P 600 Regional Banks group at the grant date to determine the shares awarded. The fair value of the TSR target portion of the award was determined using a Monte Carlo Simulation at the grant date. The fair value of the EPS target portion of the award was determined based on the closing stock price of the Company’s common stock on the grant date.

The weighted-average grant date fair value per unit for the awards granted during the year ended December 31, 2024 of the EPS target portion, ROTA target portion and TSR target portion were $35.41, $35.41, and $34.91, respectively. The initial weighted-average performance price for the TSR target portion granted during 2024 was $36.72. During the three months ended March 31, 2025, the Company awarded an additional 3,723 units due to final performance results related to performance stock units granted in 2022.

The following table summarizes restricted stock and performance stock unit activity during the three months ended March 31, 2025:

		Weighted		Weighted
	Restricted	average grant-	Performance	average grant-
	stock shares	date fair value	stock units	date fair value
Unvested at December 31, 2024	292,014	$34.43	198,264	$34.31
Granted	3,817	41.89	—	—
Adjustment due to performance	—	—	3,723	55.54
Vested	—	—	(51,658)	39.63
Forfeited	(8,132)	34.74	(2,374)	33.59
Unvested at March 31, 2025	287,699	$34.52	147,955	$33.00

As of March 31, 2025, the total unrecognized compensation cost related to the non-vested restricted stock awards and performance stock units totaled $3.8 million and $2.7 million, respectively, and is expected to be recognized over a weighted average period of approximately 1.8 years and 1.7 years, respectively. Expense related to non-vested restricted stock awards totaled $1.1 million and $1.0 million during the three months ended March 31, 2025 and 2024, respectively. Expense related to non-vested performance stock units totaled $0.5 million during the three months ended March 31, 2025 and 2024. Expense related to non-vested restricted stock awards and units is a component of salaries and benefits expense in the Company’s consolidated statements of operations.

Employee stock purchase plan

The 2014 ESPP is intended to be a qualified plan within the meaning of Section 423 of the Internal Revenue Code of 1986 and allows eligible employees to purchase shares of common stock through payroll deductions up to a limit of $25,000 per calendar year and 2,000 shares per offering period. The price an employee pays for shares is 90.0% of the fair market value of Company common stock on the last day of the offering period. The offering periods are the six-month periods commencing on March 1 and September 1 of each year and ending on August 31 and February 28 (or February 29 in the case of a leap year) of each year. There are no vesting or other restrictions on the stock purchased by employees under the ESPP. Under the ESPP, the total number of shares of common stock reserved for issuance totaled 400,000 shares, of which 206,431 was available for issuance at March 31, 2025.

Under the ESPP, employees purchased 8,099 shares and 11,620 shares during the three months ended March 31, 2025 and 2024, respectively.

Note 12 Common Stock

The Company had 38,094,105 and 38,054,482 shares of Class A common stock outstanding at March 31, 2025 and December 31, 2024, respectively. Additionally, the Company had 287,699 and 292,014 shares outstanding at March 31, 2025 and December 31, 2024, respectively, of restricted Class A common stock issued but not yet vested under the 2023 Plan that are not included in shares outstanding until such time that they are vested; however, these shares do have voting and certain dividend rights during the vesting period.

On May 9, 2023, the Company’s Board of Directors authorized a program to repurchase up to $50.0 million of the Company’s stock from time to time in either the open market or through privately negotiated transactions. The remaining authorization under the current program as of March 31, 2025 was $50.0 million.

Note 13 Earnings Per Share

The Company calculates earnings per share under the two-class method, as certain non-vested share awards contain non-forfeitable rights to dividends. As such, these awards are considered securities that participate in the earnings of the Company. Non-vested shares are discussed further in note 11.

The Company had 38,094,105 and 37,806,148 shares of Class A common stock outstanding as of March 31, 2025 and 2024, respectively, exclusive of issued non-vested restricted shares. Certain stock options and non-vested restricted shares are potentially dilutive securities, but are not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive for the three months ended March 31, 2025 and 2024.

The following table illustrates the computation of basic and diluted earnings per share for the three months ended March 31, 2025 and 2024:

	For the three months ended March 31,
	2025	2024
Net income	$24,231	$31,391
Less: income allocated to participating securities	(182)	(64)
Income allocated to common shareholders	$24,049	$31,327
Weighted average shares outstanding for basic earnings per common share	38,068,455	38,031,358
Dilutive effect of equity awards	161,414	157,122
Weighted average shares outstanding for diluted earnings per common share	38,229,869	38,188,480
Basic earnings per share	$0.63	$0.82
Diluted earnings per share	0.63	0.82

The Company had 560,386 and 749,123 outstanding stock options to purchase common stock at weighted average exercise prices of $32.93 and $30.94 per share at March 31, 2025 and 2024, respectively, which have time-vesting criteria, and as such, any dilution is derived only for the timeframe in which the vesting criteria had been met and where the inclusion of those stock options is dilutive. The Company had 147,955 and 148,538 unvested performance stock units issued as of March 31, 2025 and 2024, respectively, which have performance, market and/or time-vesting criteria, and as such, any dilution is derived only for the timeframe in which the vesting criteria had been met and where the inclusion of those units is dilutive.

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

Fair values of derivative instruments on the balance sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the consolidated statements of financial condition as of March 31, 2025 and December 31, 2024. Information about the valuation methods used to measure fair value is provided in note 16.

		Asset derivatives fair value			Liability derivatives fair value
	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
	location	2025	2024	location	2025	2024
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$25,082	$31,864	Other liabilities	$2,250	$1,296
Total derivatives designated as hedging instruments		$25,082	$31,864		$2,250	$1,296

Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$8,629	$7,773	Other liabilities	$8,638	$7,780
Interest rate lock commitments	Other assets	683	282	Other liabilities	—	—
Forward contracts	Other assets	1	104	Other liabilities	85	10
Total derivatives not designated as hedging instruments		$9,313	$8,159		$8,723	$7,790

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

For derivatives that qualify and are designated as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest income in the same periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis. The earnings recognition of excluded components is included in interest income. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income as interest payments are received on the Company’s variable-rate assets. As of March 31, 2025, the Company had cash flow hedges with a notional amount of $200.0 million. The Company expects to reclassify $0.9 million from AOCI as a reduction to interest income during the next 12 months.

Fair value hedges

Interest rate swaps designated as fair value hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of March 31, 2025 and December 31, 2024, the Company had interest rate swaps with a notional amount of $346.7 million and $348.5 million, respectively, which were designated as fair value hedges of interest rate risk.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. The following table presents the Company’s fixed-rate loans associated with the interest rate swaps and the loss included in loans receivable in the statements of financial condition as of the dates shown:

			Cumulative amount of fair value
			hedging adjustment included in the
	Carrying amount of hedged assets		carrying amount of hedged assets(1)
Line item in the consolidated statements of financial	March 31,	December 31,	March 31,	December 31,
condition in which the hedged item is included	2025	2024	2025	2024
Loans receivable	$455,388	$456,098	$(22,372)	$(28,698)

(1)

Fair value hedge adjustments included basis adjustments on terminated positions to be amortized through the contractual maturity date of each respective hedged item. Excluding those terminated positions, the fair value hedge adjustments consisted of losses totaling $24.7 million and $31.2 million as of March 31, 2025 and December 31, 2024, respectively.

Non-designated hedges

Derivatives not designated as hedges are not speculative and consist of interest rate swaps with commercial banking clients that facilitate their respective risk management strategies. Interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the client swaps and the offsetting swaps are recognized directly in earnings. As of March 31, 2025 and December 31, 2024, the Company had matched interest rate swap transactions with an aggregate notional amount of $867.0 million and $840.9 million, respectively, related to this program. Derivative fee income from non-designated hedges totaled $0.2 million and $0.9 million for the three months ended March 31, 2025 and 2024, respectively.

As part of its mortgage banking activities, the Company enters into interest rate lock commitments, which are commitments to originate loans where the interest rate on the loan is determined prior to funding and the clients have locked into that interest rate. The Company then locks in the loan and interest rate with an investor and commits to deliver the loan if settlement occurs (“best efforts”) or commits to deliver the locked loan in a binding (“mandatory”) delivery program with an investor. Fair value changes of certain loans under interest rate lock commitments are hedged with forward sales contracts of MBS. Forward sales contracts of MBS are recorded at fair value with changes in fair value recorded in non-interest income. Interest rate lock commitments and commitments to deliver loans to investors are considered derivatives. The market value of interest rate lock commitments and best efforts contracts are not readily ascertainable with precision because they are not actively traded in stand-alone markets. The Company determines the fair value of interest rate lock commitments and delivery contracts by measuring the fair value of the underlying assets. The fair value of the underlying assets is impacted by current interest rates, remaining origination fees, costs of production to be incurred and the probability that the interest rate lock commitments will close or will be funded.

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

The Company had interest rate lock commitments with a notional value of $38.9 million and forward contracts with a notional value of $38.2 million at March 31, 2025. At December 31, 2024, the Company had interest rate lock commitments with a notional value of $20.0 million and forward contracts with a notional value of $29.2 million.

Effect of derivative instruments in the consolidated statements of operations and accumulated other comprehensive income

The tables below present the effect of the Company’s derivative financial instruments in the consolidated statements of operations for the three months ended March 31, 2025 and 2024:

	Location of gain (loss)	Amount of (loss) gain recognized in income on derivatives
	recognized in income on	For the three months ended March 31,
Derivatives in hedging relationships	derivatives	2025	2024
Fair value hedging relationships - Interest rate products	Interest and fees on loans	$(4,843)	$9,093
Cash flow hedging relationships - Interest rate products	Interest and fees on loans	(355)	(513)
Total		$(5,198)	$8,580

	Location of gain (loss)	Amount of gain (loss) recognized in income on derivatives
	recognized in income on	For the three months ended March 31,
Hedged items	hedged items	2025	2024
Interest rate products	Interest and fees on loans	$6,326	$(6,548)

	Location of gain (loss)	Amount of (loss) gain recognized in income on derivatives
Derivatives not designated	recognized in income on	For the three months ended March 31,
as hedging instruments	derivatives	2025	2024
Interest rate products	Other non-interest expense	$(2)	$(232)
Interest rate lock commitments	Mortgage banking income	534	332
Forward contracts	Mortgage banking income	(178)	44
Total		$354	$144

The tables below present the effect of cash flow hedge accounting on AOCI as of the dates presented.

	For the three months ended March 31, 2025
	Gain recognized in OCI on derivatives	Gain recognized in OCI included component	Gain recognized in OCI excluded component	Location of loss recognized from AOCI into income	Loss reclassified from AOCI into income	Loss reclassified from AOCI into income included component	Loss reclassified from AOCI into income excluded component
Derivatives in cash flow hedging relationships:
Interest rate products	$19	$15	$4	Interest income	$(355)	$(239)	$(116)

	For the three months ended March 31, 2024
	Loss recognized in OCI on derivatives	Loss recognized in OCI included component	Loss recognized in OCI excluded component	Location of loss recognized from AOCI into income	Loss reclassified from AOCI into income	Loss reclassified from AOCI into income included component	Loss reclassified from AOCI into income excluded component
Derivatives in cash flow hedging relationships:
Interest rate products	$(1,428)	$(1,002)	$(426)	Interest income	$(513)	$(395)	$(118)

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

As of March 31, 2025, the termination value of derivatives in a net liability position related to these agreements was zero. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and, as of March 31, 2025, the Company had met these thresholds. If the Company had breached any of these provisions at March 31, 2025, it could have been required to settle its obligations under the agreements at the termination value.

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

Total unfunded commitments at March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025	December 31, 2024
Commitments to fund loans	$563,568	$663,859
Unfunded commitments under lines of credit	743,862	752,861
Commercial and standby letters of credit	12,561	10,760
Total unfunded commitments	$1,319,991	$1,427,480

Commitments to fund loans—Commitments to fund loans are legally binding agreements to lend to clients in accordance with predetermined contractual provisions provided there have been no violations of any conditions specified in the contract. These commitments are generally at variable interest rates and are for specific periods or contain termination clauses and may require the payment of a fee. The total amounts of unused commitments are not necessarily representative of future credit exposure or cash requirements, as commitments often expire without being drawn upon.

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

Contingencies

Mortgage loans sold to investors may be subject to repurchase or indemnification in the event of specific default by the borrower or subsequent discovery that underwriting standards were not met. The Company established a reserve liability for expected losses related to these representations and warranties based upon management’s evaluation of actual and historical loss history, delinquency trends or other documentation or deficiency findings in the portfolio and economic conditions. Charges against the reserve during the three months ended March 31, 2025 and 2024 totaling $45 thousand and $26 thousand, respectively, were primarily driven by early payoffs and repurchases. The repurchase reserve is included in other liabilities in the consolidated statements of financial condition.

The following table summarizes mortgage repurchase reserve activity for the periods presented:

	For the three months ended March 31,
	2025	2024
Beginning balance	$1,000	$1,198
Provision released from operating expense, net	(90)	—
Charge-offs	(45)	(26)
Ending balance	$865	$1,172

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

Changes in the valuation inputs used for measuring the fair value of financial instruments may occur due to changes in current market conditions or other factors. Such changes may necessitate a transfer of the financial instruments to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfer occurs. During the three months ended March 31, 2025 and 2024, there were no transfers of financial instruments between the hierarchy levels.

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

Loans held for sale—The Company has elected to record loans originated and intended for sale in the secondary market at estimated fair value. The portfolio consists primarily of fixed-rate residential mortgage loans that are sold within 45 days. The Company estimates fair value based on quoted market prices for similar loans in the secondary market and are classified as level 2.

Interest rate swap derivatives—The Company’s derivative instruments are limited to interest rate swaps that may be accounted for as fair value hedges or non-designated hedges. The fair values of the swaps incorporate credit valuation adjustments in order to appropriately reflect nonperformance risk in the fair value measurements. The credit valuation adjustment is the dollar amount of the fair value adjustment related to credit risk and utilizes a probability weighted calculation to quantify the potential loss over the life of the trade. The credit valuation adjustments are calculated by determining the total expected exposure of the derivatives (which incorporates both the current and potential future exposure) and then applying the respective counterparties’ credit spreads to the exposure offset by marketable collateral posted, if any. Certain derivative transactions are executed with counterparties who are large financial institutions, or dealers. ISDA Master Agreements and CSA are employed for all contracts with dealers. These contracts contain bilateral collateral arrangements. The fair value inputs of these financial instruments are determined using discounted cash flow analysis through the use of third-party models whose significant inputs are readily observable market parameters, primarily yield curves, with appropriate adjustments for liquidity and credit risk, and are classified as level 2.

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

The tables below present the financial instruments measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 in the consolidated statements of financial condition utilizing the hierarchy structure described above:

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale
U.S. Treasuries	$73,263	$—	$—	$73,263
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	—	204,245	—	204,245
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	—	354,169	—	354,169
Corporate debt	—	1,973	—	1,973
Loans held for sale	—	11,885	—	11,885
Interest rate swap derivatives	—	33,711	—	33,711
Mortgage banking derivatives	—	—	684	684
Total assets at fair value	$73,263	$605,983	$684	$679,930
Liabilities:
Interest rate swap derivatives	$—	$10,888	$—	$10,888
Mortgage banking derivatives	—	—	85	85
Total liabilities at fair value	$—	$10,888	$85	$10,973

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale
U.S. Treasuries	$24,874	$—	$—	$24,874
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	—	135,045	—	135,045
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	—	364,938	—	364,938
Corporate debt	—	1,962	—	1,962
Loans held for sale	—	24,495	—	24,495
Interest rate swap derivatives	—	39,637	—	39,637
Mortgage banking derivatives	—	—	386	386
Total assets at fair value	$24,874	$566,077	$386	$591,337
Liabilities:
Interest rate swap derivatives	$—	$9,076	$—	$9,076
Mortgage banking derivatives	—	—	10	10
Total liabilities at fair value	$—	$9,076	$10	$9,086

The table below details the changes in level 3 financial instruments during the three months ended March 31, 2025:

Mortgage banking
derivatives, net
Balance at December 31, 2024	$376
Gain included in earnings, net	356
Fees and (costs) included in earnings, net	(133)
Balance at March 31, 2025	$599

Fair Value of Financial Instruments Measured on a Non-recurring Basis

Certain assets may be recorded at fair value on a non-recurring basis as conditions warrant. These non-recurring fair value measurements typically result from the application of lower of cost or fair value accounting or a write-down occurring during the period.

Individually evaluated loans—The Company records individually evaluated loans based on the fair value of the collateral when it is probable that the Company will be unable to collect all contractual amounts due in accordance with the terms of the loan agreement. The Company relies on third-party appraisals and internal assessments, utilizing a discount rate in the range of 6% - 32% with a weighted average discount rate of 10.8%, in determining the estimated fair values of these loans. The inputs used to determine the fair values of loans are considered level 3 inputs in the fair value hierarchy. At March 31, 2025, the Company maintained a specific reserve of $6.0 million related to 16 loans with a carrying balance of $22.1 million. At March 31, 2024, the Company maintained a specific reserve of $9.8 million related to 13 loans with a carrying balance of $38.2 million.

Mortgage servicing rights—MSRs represent the value associated with servicing residential real estate loans that have been sold to outside investors with servicing retained. The fair value for servicing assets is determined through discounted cash flow analysis and utilizes a discount rate and weighted average rate ranging from 10.0% to 10.5% at March 31, 2025 and prepayment speed assumption ranges of 6.3% to 12.4% with a weighted average rate of 6.4% at March 31, 2025. The weighted average MSRs are subject to impairment testing. The carrying values of these MSRs are reviewed quarterly for impairment based upon the calculation of fair value. For purposes of measuring impairment, the MSRs are stratified into certain risk characteristics including note type and note term. If the valuation model reflects a value less than the carrying value, MSRs are adjusted to fair value through a valuation allowance and the adjustment is included in mortgage banking income in the consolidated statements of operations. There was no MSR impairment during the three months ended March 31, 2025 or 2024. The inputs used to determine the fair values of MSRs are considered level 3 inputs in the fair value hierarchy.

SBA servicing asset—The SBA servicing asset represents the value associated with servicing small business real estate loans that have been sold to outside investors with servicing retained. The fair value for the SBA servicing asset is determined through a discounted cash flow analysis and utilizes a weighted average discount rate of 9.3% and a weighted average lifetime constant prepayment rate of 15.7%. The SBA servicing asset is amortized over the period of the estimated future net servicing life of the underlying assets, and it is evaluated quarterly for impairment based upon the fair value of the rights as compared to their amortized cost. Impairment is recognized on the income statement to the extent the fair value is less than the capitalized amount of the SBA servicing asset. The Company recorded no impairment for the three months ended March 31, 2025 or 2024.

The Company may be required to record fair value adjustments on other available-for-sale and municipal securities valued at par on a non-recurring basis.

The tables below provide information regarding losses from the assets recorded at fair value on a non-recurring basis during the three months ended March 31, 2025 and 2024:

	March 31, 2025
	Total	Losses from fair value changes
Individually evaluated loans	$52,522	$15,036

	March 31, 2024
	Total	Losses from fair value changes
Individually evaluated loans	$47,470	$278

The Company did not record any liabilities measured at fair value on a non-recurring basis during the three months ended March 31, 2025 or 2024.

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

The fair value of financial instruments at March 31, 2025 and December 31, 2024 are set forth below:

	Level in fair value	March 31, 2025		December 31, 2024
	measurement	Carrying	Estimated	Carrying	Estimated
	hierarchy	amount	fair value	amount	fair value
ASSETS
Cash and cash equivalents	Level 1	$246,298	$246,298	$127,848	$127,848
U.S. Treasury securities - AFS	Level 1	73,263	73,263	24,874	24,874
U.S. Treasury securities - HTM	Level 1	49,715	49,431	49,639	49,159
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises available-for-sale	Level 2	204,245	204,245	135,045	135,045
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises available-for-sale	Level 2	354,169	354,169	364,938	364,938
Municipal securities available-for-sale	Level 2	—	—	—	—
Corporate debt available-for-sale	Level 2	1,973	1,973	1,962	1,962
Other available-for-sale securities	Level 3	726	726	728	728
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises held-to-maturity	Level 2	262,594	232,140	271,105	234,286
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises held-to-maturity	Level 2	394,603	355,234	212,364	167,941
FHLB and FRB stock	Level 2	27,687	27,687	27,984	27,984
Loans receivable	Level 3	7,646,296	7,480,541	7,751,143	7,535,875
Loans held for sale	Level 2	11,885	11,885	24,495	24,495
Accrued interest receivable	Level 2	47,925	47,925	43,469	43,469
Interest rate swap derivatives	Level 2	33,711	33,711	39,637	39,637
Mortgage banking derivatives	Level 3	684	684	386	386
LIABILITIES
Deposit transaction accounts	Level 2	7,365,530	7,365,530	7,217,857	7,217,857
Time deposits	Level 2	1,058,677	1,060,390	1,020,036	1,021,763
Securities sold under agreements to repurchase	Level 2	20,749	20,749	18,895	18,895
Long-term debt	Level 2	55,000	52,141	55,000	49,168
Federal Home Loan Bank advances	Level 2	80,000	80,000	50,000	50,000
Accrued interest payable	Level 2	15,183	15,183	15,146	15,146
Interest rate swap derivatives	Level 2	10,888	10,888	9,076	9,076
Mortgage banking derivatives	Level 3	85	85	10	10

Note 18 Business Segment

The Company has aligned its operations into one reportable segment. Key metrics used to evaluate the segment include consolidated net income and its major components. Revenue and expenses are consistent with the consolidated statement of operations, and the measure of segment assets is consistent with total consolidated assets on the balance sheet.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes as of and for the three months ended March 31, 2025, and with our annual report on Form 10-K (file number 001-35654), which includes our audited consolidated financial statements and related notes as of and for the years ended December 31, 2024, 2023 and 2022. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that may cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the section entitled “Cautionary Note Regarding Forward-Looking Statements” located elsewhere in this quarterly report and in Item 1A“Risk Factors” in the annual report on Form 10-K, referenced above, and should be read herewith.

All amounts are in thousands, except share and per share data, or as otherwise noted.

Overview

Our focus is on building relationships by creating a win-win scenario for our clients and our Company. We believe in providing solutions and services to our clients that are based on fairness and simplicity. We have established a solid financial services franchise with a sizable presence for deposit gathering and building client relationships necessary for growth. We have executed on strategic acquisition opportunities to expand our presence in attractive markets and to diversify our revenue streams. Additionally, we are innovating and building strategic fintech partnerships with the goal of delivering a comprehensive digital financial ecosystem for our clients. We are focused on providing small and medium-sized businesses with alternative digital access to address borrowing, depository and cash management needs, while also providing information management and access to digital payment tools, under the safety of a regulated bank. We believe that our established presence in our core markets of Colorado, the greater Kansas City region, Utah, Wyoming, Texas, New Mexico and Idaho, as well as our ongoing investment in digital solutions and strategic acquisitions position us well for growth opportunities. As of March 31, 2025, we had $10.1 billion in assets, $7.6 billion in loans, $8.4 billion in deposits, $1.3 billion in equity and $1.0 billion in assets under management in our trust and wealth management business.

Operating Highlights

Profitability and returns

●

Net income totaled $24.2 million, or $0.63 per diluted share, for the three months ended March 31, 2025, compared to net income of $31.4 million, or $0.82 per diluted share, for the three months ended March 31, 2024. The decrease was largely driven by higher provision expense of $10.2 million for the three months ended March 31, 2025 recorded primarily to cover a charge-off on one credit driven by suspected fraudulent activity by the borrower.

●	The return on average tangible assets was 1.09% for the three months ended March 31, 2025, compared to 1.39% for the three months ended March 31, 2024.
●	The return on average tangible common equity was 10.64% for the three months ended March 31, 2025, compared to 15.14% for the three months ended March 31, 2024.

   Strategic execution

●

Continued to invest in digital solutions for our clients through our financial eco-system, 2UniFi, for small and medium-sized businesses that we believe will increase access to financial services while reducing the costs of banking. In conjunction with the continued investment in the 2UniFi buildout, the Company incurred $3.4 million and $2.6 million of non-interest expense during the three months ended March 31, 2025 and 2024, respectively, primarily within salaries and benefits, occupancy and equipment, and professional fees.

●

The Company prudently manages liquidity and maintains a profile focused on core deposits and stable, long-term and diversified funding sources, including access to Cambr platform deposits. The investment securities portfolio has a short average duration, and, at March 31, 2025, the Company’s interest rate risk model indicated a fairly neutral position in terms of interest rate sensitivity.

●	FTE pre-provision net revenue increased $1.4 million to $42.0 million during the three months ended March 31, 2025, compared to the same period in the prior year.

   Loan portfolio

●	Total loans ended the quarter at $7.6 billion, compared to $7.8 billion at December 31, 2024.
●	The Company generated loan fundings totaling $255.7 million, during the three months ended March 31, 2025, with a weighted average new loan origination rate of 7.3%.
●

The Company maintained a conservatively structured loan portfolio represented by diverse industries and concentrations with most industry sector concentrations at 15% or less of total loans and all concentration levels remain well below our self-imposed limits.

●	Non-owner occupied CRE loans were 149.7% of the Company’s risk based capital, or 23.5% of total loans, and no specific property type comprised more than 10.0% of total loans at March 31, 2025.
●	The Company maintains little exposure to non-owner occupied CRE retail properties and office properties, comprising 2.0% and 1.3% of total loans, respectively, at March 31, 2025.
●	Multifamily loans totaled $333.8 million, or 4.4% of total loans at March 31, 2025.
●	We do not originate high-dollar non-amortizing or balloon payment mortgage loans to our clients.

   Credit quality

●	Allowance for credit losses totaled 1.18% of total loans at March 31, 2025, compared to 1.22% at December 31, 2024.
●

The Company recorded provision expense for credit losses totaling $10.2 million, during the three months ended March 31, 2025. The elevated net charge-offs were driven by one credit as a result of suspected fraudulent activity by the borrower, which the Company believes is an isolated circumstance within the loan portfolio. There was no provision expense recorded during the three months ended March 31, 2024.

●	Non-performing loans (comprised of non-accrual loans and non-accrual modified loans) totaled 0.45% of total loans at March 31, 2025, decreasing one basis point compared to December 31, 2024.
●

Net charge-offs of $15.1 million and $0.1 million were recorded during the three months ended March 31, 2025 and 2024, respectively, and annualized net charge-offs to average total loans totaled 0.80% and zero for the three months ended March 31, 2025 and 2024, respectively.

   Client deposit funded balance sheet

.9
●	Average total deposits for the three months ended March 31, 2025 increased $41.5 million to $8.3 billion, compared to $8.2 billion for the three months ended March 31, 2024.
●	Average transaction deposits for the three months ended March 31, 2025 and 2024 totaled $7.2 billion.
●	The mix of transaction deposits to total deposits was 87.4% and 88.3% at March 31, 2025 and 2024, respectively.
●

Cost of deposits improved 12 basis points to 2.03% for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, as a result of our disciplined deposit pricing over the last year as the Fed lowered rates.

●	Approximately 78% of our deposits were FDIC insured at March 31, 2025.

   Liquidity

.9
●	On-balance sheet liquidity totaled $802.5 million at March 31, 2025 and was comprised of $246.3 million of cash and $556.2 million of unencumbered investments.
●

Liquidity is monitored and managed to ensure that sufficient funds are available on-demand to meet our business needs. At March 31, 2025, the Company’s available secured and committed borrowing capacity at the FHLB and Federal Reserve totaled $2.5 billion. The Company also accesses a variety of other short-term and long-term unsecured funding sources, which includes access to Cambr platform deposits, multiple brokered deposit platform options and lines of credit.

●

Our investment securities portfolio has a short average duration and is largely backed by U.S. government or government sponsored entities giving us confidence we will not realize material losses. Regarding the fair value of investment securities, our accumulated other comprehensive loss does not have a material impact on our capital position. Our tangible common equity capital ratio, which includes the accumulated other comprehensive loss, totaled 10.1% at March 31, 2025, compared to 10.2% at December 31, 2024.

   Revenues

●	FTE net interest income increased 3.4% to $88.6 million during the three months ended March 31, 2025, compared to $85.7 million during the same period in the prior year.
●

The FTE net interest margin widened 15 basis points to 3.93% for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, as an 18 basis point improvement in the cost of funds outpaced a three basis point decrease in earning asset yields. The cost of funds totaled 2.07% for the three months ended March 31, 2025, compared to 2.25% during the three months ended March 31, 2024.

●

Non-interest income totaled $15.4 million during the three months ended March 31, 2025, compared to $17.7 million for the three months ended March 31, 2024, primarily due to a $2.4 million decrease in other non-interest income driven by timing of SBA loan gain on sales and swap fee income activity and a $0.6 million gain from the sale of a banking center building included in the first quarter of 2024.

   Expenses

●

Non-interest expense decreased $0.8 million to $62.0 million during the three months ended March 31, 2025, compared to the same period in the prior year. Salaries and benefits decreased $2.2 million primarily due to payroll tax credits realized during the first quarter of 2025. Data processing and occupancy and equipment increased $1.2 million, driven by investments in technology.

●

During the three months ended March 31, 2025, the FTE efficiency ratio, excluding other intangible assets amortization, improved 108 basis points to 57.74%, compared to the same period in the prior year.

●

Income tax expense totaled $5.6 million during the three months ended March 31, 2025, compared to $7.5 million during the three months ended March 31, 2024. The effective tax rate for the three months ended March 31, 2025 was 18.8%, compared to 18.2% for the full year 2024.

   Strong capital position

●

Capital ratios continue to be well in excess of federal bank regulatory agency “well capitalized” thresholds. At March 31, 2025, our consolidated tier 1 leverage ratio was 10.89%, and our consolidated common equity tier 1 and tier 1 risk based capital ratios were 13.61%.

●

At March 31, 2025, common book value per share was $34.90. Tangible common book value per share increased $0.66 to $25.94, driven by the quarter’s earnings after covering the quarterly dividend and a $0.26 improvement in accumulated other comprehensive loss.

Key Challenges

Macroeconomic pressures, including uncertainty in tariff policies, have resulted in volatility and uncertainty in the banking industry and many other industries. The sustained higher-interest rate environment, declines in the fair value of securities, lack of available funding, uninsured deposits, wait-and-see attitudes of clients, and risk from concentrations in loan and deposit segments along with declines in commercial real estate property values are drawing increased scrutiny on financial institutions. Liquidity within the financial services sector has tightened, and we expect the intense competition for deposits throughout our markets to continue. While these are widespread challenges for the banking industry, the Company has not experienced a material impact to our financial condition, operations, client base, liquidity, capital position or risk profile.

Additionally, we face continual challenges implementing our business strategy. These include growing our assets, particularly loans, and deposits amidst intense competition, changing interest rates, adhering to changes in the regulatory environment and identifying and consummating disciplined acquisition and other expansionary opportunities in a very competitive and inflationary environment. In connection with our digital growth strategy and our digital solution 2UniFi, we have made and will continue to make investments in and also partner with third-party fintech companies. The innovations these companies develop for utilization by 2UniFi may prove difficult to successfully integrate into our existing operations and may require additional operational and control systems to manage fraud, cybersecurity, operational, legal and compliance risks.

Future growth in our interest income will ultimately be dependent on our ability to originate high-quality loans and source other high-quality earning assets such as investment securities as well as our ability to access liquidity and manage our cost of funds. During the years ended December 31, 2023 and 2022, the Federal Reserve increased prevailing interest rates by a total of 100 and 425 basis points, respectively. In the second half of 2024, the Federal Reserve decreased the prevailing interest rates by a total of 100 basis points. While further cuts in 2025 remain unclear, our future earnings will be impacted by the Federal Reserve’s future interest rate policy decisions. Management employs risk management policies to monitor and limit exposure to changes in market rates, which is discussed in more detail in the Asset/Liability Management and Interest Rate Risk section of Management’s Discussion and Analysis.

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

Key Metrics(1)

	As of and for the three months ended
	March 31,	December 31,	March 31,
	2025	2024	2024
Return on average assets	0.99%	1.13%	1.28%
Return on average tangible assets(2)	1.09%	1.23%	1.39%
Return on average tangible assets, adjusted(2)(3)	1.09%	1.44%	1.39%
Return on average equity	7.42%	8.59%	10.30%
Return on average tangible common equity(2)	10.64%	12.31%	15.14%
Return on average tangible common equity, adjusted(2)(3)	10.64%	14.40%	15.14%
Loan to deposit ratio (end of period)(4)	90.77%	94.09%	88.86%
Non-interest bearing deposits to total deposits (end of period)	26.30%	26.87%	26.92%
Net interest margin(5)	3.85%	3.91%	3.70%
Net interest margin FTE(2)(5)(6)	3.93%	3.99%	3.78%
Interest rate spread FTE(2)(6)(7)	3.05%	3.06%	2.81%
Yield on earning assets(8)	5.77%	5.90%	5.80%
Yield on earning assets FTE(2)(6)(8)	5.85%	5.98%	5.88%
Cost of funds	2.07%	2.15%	2.25%
Cost of deposits	2.03%	2.12%	2.15%
Non-interest income to total revenue FTE(6)(9)	14.79%	10.78%	17.11%
Efficiency ratio	60.76%	63.75%	61.77%
Efficiency ratio excluding other intangible assets amortization, adjusted FTE(2)(3)(6)	57.74%	57.03%	58.82%
Pre-provision net revenue	$40,050	$36,704	$38,890
Pre-provision net revenue FTE(2)(6)	41,960	38,578	40,582
Pre-provision net revenue FTE, adjusted(2)(3)(6)	41,960	45,160	40,582

Total Loans Asset Quality Data(4)(10)(11)
Non-performing loans to total loans	0.45%	0.46%	0.47%
Non-performing assets to total loans and OREO	0.46%	0.47%	0.53%
Allowance for credit losses to total loans	1.18%	1.22%	1.29%
Allowance for credit losses to non-performing loans	260.52%	262.42%	272.52%
Net charge-offs to average loans	0.80%	0.11%	0.00%

(1)	Ratios are annualized.
(2)	Represents a non-GAAP financial measure. See non-GAAP reconciliations below.
(3)	Ratios are adjusted for loss on security sales in Q4 2024. See non-GAAP reconciliation below.
(4)	Total loans are net of unearned discounts and fees.
(5)	Net interest margin represents net interest income, including accretion income on interest earning assets, as a percentage of average interest earning assets.
(6)

Presented on an FTE basis using the statutory rate of 21% for all periods presented. The taxable equivalent adjustments included above are $1,910, $1,874 and $1,692 for the three months ended March 31, 2025, December 31, 2024 and March 31, 2024, respectively.

(7)

Interest rate spread represents the difference between the weighted average yield on interest earning assets, including FTE income, and the weighted average cost of interest bearing liabilities. Ratio represents non-GAAP financial measure.

(8)	Interest earning assets include assets that earn interest/accretion or dividends. Any market value adjustments on investment securities or loans are excluded from interest earning assets.
(9)	Non-interest income to total revenue represents non-interest income divided by the sum of net interest income FTE and non-interest income. Ratio represents a non-GAAP financial measure.
(10)	Non-performing loans consist of non-accruing loans and modified loans on non-accrual.
(11)	Non-performing assets include non-performing loans and OREO.

About Non-GAAP Financial Measures

Certain financial measures and ratios we present, including “tangible assets,” “average tangible assets,” “return on average tangible assets,” “tangible common equity,” “tangible common equity to tangible assets,” “return on average tangible common equity,” “tangible common book value,” “tangible common book value per share,” “tangible common equity to tangible assets,” “net income excluding the impact of other intangible assets amortization expense, after tax,” “adjusted net income,” “adjusted earnings per share – diluted,” “adjusted return on average tangible assets,” “adjusted return on average tangible common equity,” “efficiency ratio excluding other intangible assets amortization FTE, adjusted for the loss on security sales,” “pre-provision net revenue,” “pre-provision net revenue FTE,” “pre-provision net revenue FTE, adjusted for the loss on security sales,” “non-interest income adjusted for the loss on security sales,” “non-interest expense excluding other intangible assets amortization,” and “fully taxable equivalent” metrics, are supplemental measures that are not required by, or are not presented in accordance with, U.S. generally accepted accounting principles (GAAP). We refer to these financial measures and ratios as “non-GAAP financial measures.” We consider the use of select non-GAAP financial measures and ratios to be useful for financial and operational decision making and useful in evaluating period-to-period comparisons. We believe that these non-GAAP financial measures provide meaningful supplemental information regarding our performance by excluding certain expenditures or assets that we believe are not indicative of our primary business operating results or by presenting certain metrics on an FTE basis. We believe that management and investors benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting, analyzing and comparing past, present and future periods.

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

A reconciliation of our GAAP financial measures to the comparable non-GAAP financial measures is as follows:

Tangible Common Book Value Ratios

	March 31,	December 31,	March 31,
	2025	2024	2024
Total shareholders’ equity	$1,329,308	$1,305,075	$1,231,830
Less: goodwill and other intangible assets, net	(354,800)	(356,777)	(362,709)
Add: deferred tax liability related to goodwill	13,638	13,535	12,539
Tangible common equity (non-GAAP)	$988,146	$961,833	$881,660

Total assets	$10,098,870	$9,807,693	$9,967,476
Less: goodwill and other intangible assets, net	(354,800)	(356,777)	(362,709)
Add: deferred tax liability related to goodwill	13,638	13,535	12,539
Tangible assets (non-GAAP)	$9,757,708	$9,464,451	$9,617,306

Tangible common equity to tangible assets calculations:
Total shareholders’ equity to total assets	13.16%	13.31%	12.36%
Less: impact of goodwill and other intangible assets, net	(3.03)%	(3.15)%	(3.19)%
Tangible common equity to tangible assets (non-GAAP)	10.13%	10.16%	9.17%

Tangible common book value per share calculations:
Tangible common equity (non-GAAP)	$988,146	$961,833	$881,660
Divided by: ending shares outstanding	38,094,105	38,054,482	37,806,148
Tangible common book value per share (non-GAAP)	$25.94	$25.28	$23.32

Return on Average Tangible Assets and Return on Average Tangible Equity

	As of and for the three months ended
	March 31,	December 31,	March 31,
	2025	2024	2024
Net income	$24,231	$28,184	$31,391
Add: adjustments, after tax (non-GAAP)(1)	—	5,048	—
Net income adjusted for the loss on security sales, after tax (non-GAAP)(1)	$24,231	$33,232	$31,391

Net income	$24,231	$28,184	$31,391
Add: impact of other intangible assets amortization expense, after tax	1,516	1,516	1,534
Net income excluding the impact of other intangible assets amortization expense, after tax (non-GAAP)	$25,747	$29,700	$32,925

Net income excluding the impact of other intangible assets amortization expense, after tax (non-GAAP)	$25,747	$29,700	$32,925
Add: adjustments, after tax (non-GAAP)(1)	—	5,048	—
Net income excluding the impact of other intangible assets amortization expense, adjusted for the loss on security sales, after tax (non-GAAP)(1)	$25,747	$34,748	$32,925

Average assets	$9,916,023	$9,957,195	$9,888,261
Less: average goodwill and other intangible assets, net of deferred tax liability related to goodwill	(342,425)	(344,417)	(351,383)
Average tangible assets (non-GAAP)	$9,573,598	$9,612,778	$9,536,878

Average shareholders’ equity	$1,323,915	$1,304,629	$1,226,283
Less: average goodwill and other intangible assets, net of deferred tax liability related to goodwill	(342,425)	(344,417)	(351,383)
Average tangible common equity (non-GAAP)	$981,490	$960,212	$874,900

Return on average assets	0.99%	1.13%	1.28%
Adjusted return on average assets (non-GAAP)	0.99%	1.33%	1.28%
Return on average tangible assets (non-GAAP)	1.09%	1.23%	1.39%
Adjusted return on average tangible assets (non-GAAP)(1)	1.09%	1.44%	1.39%
Return on average equity	7.42%	8.59%	10.30%
Adjusted return on average equity (non-GAAP)	7.42%	10.13%	10.30%
Return on average tangible common equity (non-GAAP)	10.64%	12.31%	15.14%
Adjusted return on average tangible common equity (non-GAAP)(1)	10.64%	14.40%	15.14%

(1) Adjustments:
Loss on security sales (non-GAAP)	$—	$6,582	$—
Tax benefit impact	—	(1,534)	—
Total adjustments after tax (non-GAAP)	$—	$5,048	$—

Fully Taxable Equivalent Yield on Earning Assets and Net Interest Margin

	As of and for the three months ended
	March 31,	December 31,	March 31,
	2025	2024	2024
Interest income	$129,963	$136,086	$131,732
Add: impact of taxable equivalent adjustment	1,910	1,874	1,692
Interest income FTE (non-GAAP)	$131,873	$137,960	$133,424

Net interest income	$86,691	$90,131	$84,030
Add: impact of taxable equivalent adjustment	1,910	1,874	1,692
Net interest income FTE (non-GAAP)	$88,601	$92,005	$85,722

Average earning assets	$9,139,904	$9,177,840	$9,127,330
Yield on earning assets	5.77%	5.90%	5.80%
Yield on earning assets FTE (non-GAAP)	5.85%	5.98%	5.88%
Net interest margin	3.85%	3.91%	3.70%
Net interest margin FTE (non-GAAP)	3.93%	3.99%	3.78%

Efficiency Ratio and Pre-Provision Net Revenue

	As of and for the three months ended
	March 31,	December 31,	March 31,
	2025	2024	2024
Net interest income	$86,691	$90,131	$84,030
Add: impact of taxable equivalent adjustment	1,910	1,874	1,692
Net interest income FTE (non-GAAP)	$88,601	$92,005	$85,722

Non-interest income	$15,376	$11,119	$17,694
Add: loss on security sales (non-GAAP)	—	6,582	—
Non-interest income adjusted for the loss on security sales (non-GAAP)	$15,376	$17,701	$17,694

Non-interest expense	$62,017	$64,546	$62,834
Less: other intangible assets amortization	(1,977)	(1,977)	(2,008)
Non-interest expense excluding other intangible assets amortization (non-GAAP)	$60,040	$62,569	$60,826

Efficiency ratio	60.76%	63.75%	61.77%
Efficiency ratio excluding other intangible assets amortization, adjusted for the loss on security sales FTE (non-GAAP)	57.74%	57.03%	58.82%
Pre-provision net revenue (non-GAAP)	$40,050	$36,704	$38,890
Pre-provision net revenue, FTE (non-GAAP)	41,960	38,578	40,582
Pre-provision net revenue FTE, adjusted for the loss on security sales (non-GAAP)	41,960	45,160	40,582

Adjusted Net Income and Earnings Per Share

	As of and for the three months ended
	March 31,	December 31,	March 31,
	2025	2024	2024
Adjustments to net income:
Net income	$24,231	$28,184	$31,391
Add: loss on security sales, after tax (non-GAAP)	—	5,048	—
Adjusted net income (non-GAAP)	$24,231	$33,232	$31,391

Adjustments to earnings per share:
Earnings per share - diluted	$0.63	$0.73	$0.82
Add: loss on security sales, after tax (non-GAAP)	—	0.13	—
Adjusted earnings per share - diluted (non-GAAP)	$0.63	$0.86	$0.82

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

Allowance for credit losses

The determination of the ACL, which represents management’s estimate of lifetime credit losses inherent in our loan portfolio at the balance sheet date, involves a high degree of judgment and complexity. The Company estimates the ACL by first disaggregating the loan portfolio into segments based upon broad characteristics such as primary use and underlying collateral. Within these segments, the portfolio is further disaggregated into classes of loans with similar attributes and risk characteristics. The ACL is determined at the class level, analyzing loss history based upon specific loss drivers and risk factors affecting each loan class. The Company utilizes a DCF model developed within a third-party software tool that incorporates forecasts of certain national macroeconomic factors (reasonable and supportable forecasts) which drive the losses predicted in establishing the Company’s ACL. Management accounts for the inherent uncertainty of the underlying economic forecast by reviewing and weighting alternate forecast scenarios. For periods beyond the reasonable and supportable forecast period, the Company reverts to historical long-term average loss rates on a straight-line basis. Additionally, the ACL calculation includes subjective adjustments for qualitative risk factors that are likely to cause estimated credit losses to differ from historical experience. Changes in these assumptions, estimates or the conditions surrounding them may have a material impact on our financial condition.

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

Financial Condition

Total assets were $10.1 billion at March 31, 2025, increasing $291.2 million, or 3.0%, from December 31, 2024. Cash and cash equivalents increased $118.5 million from December 31, 2024, and investment securities increased $280.6 million. Loans totaled $7.6 billion and $7.8 billion at March 31, 2025 and December 31, 2024, respectively, and the allowance for credit losses totaled $90.2 million and $94.5 million at March 31, 2025 and December 31, 2024, respectively. During the three months ended March 31, 2025, lower-cost transaction deposits increased $147.7 million to $7.4 billion, compared to December 31, 2024. Total deposits increased $186.3 million to $8.4 billion at March 31, 2025, compared to December 31, 2024.

Investment securities

Available-for-sale

Total investment securities available-for-sale were $634.4 million at March 31, 2025, compared to $527.5 million at December 31, 2024. During the three months ended March 31, 2025 and 2024, purchases of available-for-sale securities totaled $142.2 million and $106.6 million, respectively. Paydowns and maturities totaled $48.4 million and $45.7 million during the three months ended March 31, 2025 and 2024, respectively.

Available-for-sale investment securities are summarized in the following table as of the dates indicated. The weighted average yield was calculated based on amortized cost. Yields on tax-exempt securities have not been adjusted for tax-exempt status.

	March 31, 2025				December 31, 2024
				Weighted				Weighted
	Amortized	Fair	Percent of	average	Amortized	Fair	Percent of	average
	cost	value	portfolio	yield	cost	value	portfolio	yield
Treasury securities	$72,507	$73,263	11.6%	4.35%	$24,958	$24,874	4.7%	2.55%
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	228,732	204,245	32.2%	2.51%	164,785	135,045	25.6%	1.48%
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	408,063	354,169	55.8%	2.47%	425,476	364,938	69.2%	2.52%
Corporate debt	2,000	1,973	0.3%	5.78%	2,000	1,962	0.4%	5.86%
Other securities	726	726	0.1%	0.00%	728	728	0.1%	0.00%
Total investment securities available-for-sale	$712,028	$634,376	100.0%	2.69%	$617,947	$527,547	100.0%	2.25%

As of March 31, 2025 and December 31, 2024, nearly all of the available-for-sale investment portfolio was backed by mortgages. The residential mortgage pass-through securities portfolio is comprised of both fixed-rate and adjustable-rate FHLMC, FNMA and GNMA securities. The other mortgage-backed securities are comprised of securities backed by FHLMC, FNMA and GNMA securities.

Mortgage-backed securities may have actual maturities that differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average life of the available-for-sale mortgage-backed securities portfolio was 4.8 years and 5.3 years at March 31, 2025 and December 31, 2024, respectively. This estimate is based on assumptions and actual results may differ. At March 31, 2025 and December 31, 2024, the duration of the total available-for-sale investment portfolio was 4.0 years and 4.3 years, respectively.

At March 31, 2025 and December 31, 2024, adjustable-rate securities comprised 12.5% and 5.9%, respectively, of the available-for-sale MBS portfolio. The remainder of the portfolio was comprised of fixed-rate amortizing securities with 10- to 30-year contractual maturities, with a weighted average coupon of 2.41% per annum and 2.31% per annum at March 31, 2025 and December 31, 2024, respectively.

The available-for-sale investment portfolio included $79.9 million of unrealized losses and $2.3 million of unrealized gains at March 31, 2025. At December 31, 2024, the available-for-sale investment portfolio included $90.9 million of unrealized losses and $0.5 million of unrealized gains. We believe any unrealized losses are a result of prevailing interest rates, and as such, we do not believe that any of the securities with unrealized losses were impaired. Management believes that default of the available-for-sale securities is highly unlikely. FHLMC, FNMA and GNMA guaranteed mortgage-backed securities and U.S. Treasury securities have a long history of zero credit losses, an explicit guarantee by the U.S. government (although limited for FNMA and FHLMC securities) and yields that generally trade based on market views of prepayment and liquidity risk rather than credit risk.

Our investment security portfolio consists of high-quality securities, which are largely backed by either U.S. government agencies or U.S. government sponsored entities. We regularly model liquidity stress scenarios to assess potential liquidity issues.

 Held-to-maturity

Held-to-maturity investment securities totaled $706.9 million at March 31, 2025, compared to $533.1 million at December 31, 2024, an increase of $173.8 million, or 32.6%. Purchases during the three months ended March 31, 2025 totaled $190.6 million. There were no purchases of held-to-maturity securities during the three months ended March 31, 2024. Maturities and paydowns of held-to-maturity securities totaled $17.0 million and $14.4 million during the three months ended March 31, 2025 and 2024, respectively.

Held-to-maturity investment securities are summarized as follows as of the dates indicated:

	March 31, 2025				December 31, 2024
				Weighted				Weighted
	Amortized	Fair	Percent of	average	Amortized	Fair	Percent of	average
	cost	value	portfolio	yield	cost	value	portfolio	yield
Treasury securities	$49,715	$49,431	7.0%	3.14%	$49,639	$49,159	9.3%	3.14%
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	262,594	232,140	37.2%	2.30%	271,105	234,286	50.9%	2.31%
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	394,603	355,234	55.8%	3.25%	212,364	167,941	39.8%	1.58%
Total investment securities held-to-maturity	$706,912	$636,805	100.0%	2.89%	$533,108	$451,386	100.0%	2.10%

The residential mortgage pass-through and other residential MBS held-to-maturity investment portfolios are comprised of fixed-rate FHLMC, FNMA and GNMA securities.

The fair value of the held-to-maturity investment portfolio included $71.7 million of unrealized losses and $1.6 million of unrealized gains at March 31, 2025. At December 31, 2024, the held-to-maturity investment portfolio included $81.8 million of unrealized losses and $51 thousand of unrealized gains.

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

Mortgage-backed securities may have actual maturities that differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average expected life of the held-to-maturity mortgage-backed securities portfolio as of March 31, 2025 and December 31, 2024 was 4.7 years and 5.6 years, respectively. This estimate is based on assumptions and actual results may differ. The duration of the total held-to-maturity investment portfolio was 3.8 years and 4.4 years as of March 31, 2025 and December 31, 2024, respectively.

Non-marketable securities

The carrying balances of non-marketable securities are summarized as follows as of the dates indicated:

	March 31, 2025	December 31, 2024
Federal Reserve Bank stock	$24,062	$24,062
Federal Home Loan Bank stock	3,625	3,922
Convertible preferred stock	20,508	20,508
Equity method investments	28,007	27,970
Total	$76,203	$76,462

Non-marketable securities included FRB stock, FHLB stock, convertible preferred stock and equity method investments. During the three months ended March 31, 2025, purchases of non-marketable securities totaled $15.9 million, and proceeds from redemptions and sales of non-marketable securities totaled $15.7 million. During the three months ended March 31, 2024, purchases of non-marketable securities totaled $10.3 million, and proceeds from redemptions and sales of non-marketable securities totaled $27.1 million. Changes in the Company’s FHLB stock holdings were directly correlated to FHLB line of credit advances and paydowns.

FRB and FHLB stock

At March 31, 2025 and December 31, 2024, the Company held FRB stock and FHLB stock for regulatory or debt facility purposes. These are restricted securities which, lacking a market, are carried at cost. There have been no identified events or changes in circumstances that may have an adverse effect on the FRB and FHLB stock carried at cost.

Convertible preferred stock

Non-marketable securities include convertible preferred stock without a readily determinable fair value. During the three months ended March 31, 2025 and 2024, the Company purchased zero and $0.4 million of convertible preferred stock, respectively.

Equity method investments

Non-marketable securities also include equity method investments totaling $26.2 million at March 31, 2025 and December 31, 2024 and equity method investments without a readily determinable fair value totaling $1.8 million at March 31, 2025 and December 31, 2024. Purchases of equity method investments during the three months ended March 31, 2025 and 2024 totaled $0.5 million and $0.6 million, respectively. During the three months ended March 31, 2025 and 2024, the Company recorded net unrealized losses totaling $0.3 million and $0.1 million, respectively, on equity method investments. These gains and losses were recorded in other non-interest income in the Company’s consolidated statements of operations. Carrying values of equity method investments without a readily determinable fair value are updated periodically and impairments may be taken to reflect a new basis. The Company recorded no impairment related to equity method investments without a readily determinable fair value for the three months ended March 31, 2025 or the year ended December 31, 2024.

Loans overview

At March 31, 2025, our loan portfolio was comprised of loans originated by the Company and loans that were acquired in connection with the Company’s acquisitions.

The table below shows the loan portfolio composition at the respective dates:

			March 31, 2025 vs.
			December 31, 2024
	March 31, 2025	December 31, 2024	% Change
Originated:
Commercial:
Commercial and industrial	$1,871,301	$1,881,570	(0.5)%
Municipal and non-profit	1,116,724	1,106,865	0.9%
Owner-occupied commercial real estate	1,026,692	1,048,481	(2.1)%
Food and agribusiness	251,120	266,332	(5.7)%
Total commercial	4,265,837	4,303,248	(0.9)%
Commercial real estate non-owner occupied	1,136,176	1,123,718	1.1%
Residential real estate	915,139	922,328	(0.8)%
Consumer	11,955	12,773	(6.4)%
Total originated	6,329,107	6,362,067	(0.5)%

Acquired:
Commercial:
Commercial and industrial	105,493	114,255	(7.7)%
Municipal and non-profit	271	277	(2.2)%
Owner-occupied commercial real estate	198,338	215,663	(8.0)%
Food and agribusiness	33,832	36,987	(8.5)%
Total commercial	337,934	367,182	(8.0)%
Commercial real estate non-owner occupied	659,680	688,620	(4.2)%
Residential real estate	318,510	331,510	(3.9)%
Consumer	1,065	1,764	(39.6)%
Total acquired	1,317,189	1,389,076	(5.2)%
Total loans	$7,646,296	$7,751,143	(1.4)%

The Company maintains a granular and well-diversified loan portfolio with self-imposed concentration limits. At March 31, 2025, loans totaled $7.6 billion, compared to $7.8 billion at December 31, 2024.

Our commercial and industrial loan portfolio is highly diversified across industry sectors and geography. At March 31, 2025, there were no industry sectors representing more than 15.0% of our total loan portfolio. Key sectors included government/non-profit loans of $827.9 million, or 10.8% of total loans, and health care/hospital loans of $577.5 million, or 7.6% of total loans. The commercial and industrial portfolio also includes loans to companies that operate in the transportation industry. The transportation industry, trucking in particular, has experienced recent economic challenges. As a result of these industry challenges, some of the transportation loans may be subject to higher credit risk. The Company’s exposure to this industry is small, consisting of $186.6 million, or 2.4% of total loans, at March 31, 2025.

Non-owner occupied CRE loans were 149.7% of the Company’s risk based capital, or 23.5% of total loans, and no specific property type comprised more than 10.0% of total loans. The Company maintains little exposure to non-owner occupied CRE retail properties and office properties, comprising 2.0% and 1.3% of total loans, respectively. Multifamily loans totaled $333.8 million, or 4.4% of total loans, as of March 31, 2025.

The agriculture industry continues to be impacted by volatile commodity prices and generally by higher input costs, combining to stress margins. Our food and agribusiness portfolio is 3.7% of total loans and is well-diversified across food production, crop and livestock types. Crop and livestock loans represent 0.9% of total loans. We have maintained relationships with food and agribusiness clients that generally possess low leverage and, correspondingly, low bank debt to assets, minimizing any potential credit losses in the future.

New loan origination is a direct result of our ability to recruit and retain top banking talent, connect with clients in our markets and provide needed services at competitive rates. Loan fundings totaled $1.6 billion over the trailing 12 months, led by commercial loan fundings of $1.1 billion. Fundings are defined as closed-end funded loans and revolving lines of credit advances, net of any current period paydowns. Management utilizes this more conservative definition of fundings to better approximate the impact of fundings on loans outstanding and ultimately net interest income.

The following table represents new loan fundings for the periods presented:

	First quarter	Fourth quarter	Third quarter	Second quarter	First quarter
	2025	2024	2024	2024	2024
Commercial:
Commercial and industrial	$108,594	$146,600	$93,711	$241,910	$53,978
Municipal and non-profit	12,506	49,175	35,677	28,785	14,564
Owner occupied commercial real estate	37,762	117,850	70,517	102,615	35,128
Food and agribusiness	1,338	15,796	19,205	11,040	(7,204)
Total commercial	160,200	329,421	219,110	384,350	96,466
Commercial real estate non-owner occupied	65,254	119,132	91,809	83,184	73,789
Residential real estate	29,300	30,750	47,322	36,124	29,468
Consumer	970	726	1,010	1,547	234
Total	$255,724	$480,029	$359,251	$505,205	$199,957

Included in fundings are net fundings (paydowns) under revolving lines of credit totaling $21,752, $64,375, $16,302, $19,281 and $(59,523) for the dates noted in the table above, respectively.

The tables below show the contractual maturities of our total loans for the dates indicated:

	March 31, 2025
	Due within	Due after 1 but	Due after 5 but	Due after
	1 year	within 5 years	within 15 years	15 years	Total
Commercial:
Commercial and industrial	$248,744	$1,402,953	$314,927	$10,170	$1,976,794
Municipal and non-profit	41,842	158,105	617,438	299,610	1,116,995
Owner occupied commercial real estate	154,818	528,869	451,016	90,327	1,225,030
Food and agribusiness	132,032	49,886	88,845	14,189	284,952
Total commercial	577,436	2,139,813	1,472,226	414,296	4,603,771
Commercial real estate non-owner occupied	527,482	850,960	406,721	10,693	1,795,856
Residential real estate	29,979	195,358	282,075	726,237	1,233,649
Consumer	4,630	6,869	1,521	—	13,020
Total loans	$1,139,527	$3,193,000	$2,162,543	$1,151,226	$7,646,296

	December 31, 2024
	Due within	Due after 1 but	Due after 5 but	Due after
	1 year	within 5 years	within 15 years	15 years	Total
Commercial:
Commercial and industrial	$252,560	$1,415,682	$316,882	$10,701	$1,995,825
Municipal and non-profit	37,020	150,070	619,109	300,943	1,107,142
Owner occupied commercial real estate	117,650	571,133	483,754	91,607	1,264,144
Food and agribusiness	156,834	41,751	90,363	14,371	303,319
Total commercial	564,064	2,178,636	1,510,108	417,622	4,670,430
Commercial real estate non-owner occupied	501,501	860,890	437,674	12,273	1,812,338
Residential real estate	23,654	199,339	291,077	739,768	1,253,838
Consumer	4,967	7,418	2,152	—	14,537
Total loans	$1,094,186	$3,246,283	$2,241,011	$1,169,663	$7,751,143

The stated interest rate (which excludes the effects of non-refundable loan origination and commitment fees, net of costs and the accretion of fair value marks) of total loans with maturities over one year is as follows at the dates indicated:

	March 31, 2025
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate
Commercial:
Commercial and industrial	$474,316	5.34%	$1,253,734	7.18%	$1,728,050	6.67%
Municipal and non-profit(1)	1,078,078	4.07%	19,448	5.32%	1,097,526	4.17%
Owner occupied commercial real estate	284,457	4.87%	785,755	7.25%	1,070,212	6.72%
Food and agribusiness	28,655	6.55%	124,265	8.51%	152,920	8.14%
Total commercial	1,865,506	4.62%	2,183,202	7.26%	4,048,708	6.08%
Commercial real estate non-owner occupied	459,963	4.68%	808,411	6.21%	1,268,374	5.66%
Residential real estate	485,494	4.26%	718,176	5.42%	1,203,670	4.95%
Consumer	6,169	6.63%	2,221	7.55%	8,390	6.88%
Total loans with > 1 year maturity	$2,817,132	4.57%	$3,712,010	6.68%	$6,529,142	5.79%

	December 31, 2024
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate
Commercial:
Commercial and industrial	$513,847	5.62%	$1,229,419	7.40%	$1,743,266	6.88%
Municipal and non-profit(1)	1,079,285	4.05%	19,535	5.42%	1,098,820	4.19%
Owner occupied commercial real estate	336,279	4.98%	810,215	7.34%	1,146,494	6.77%
Food and agribusiness	31,291	6.65%	115,193	8.49%	146,484	8.10%
Total commercial	1,960,702	4.73%	2,174,362	7.42%	4,135,064	6.19%
Commercial real estate non-owner occupied	476,661	4.71%	834,175	6.29%	1,310,836	5.71%
Residential real estate	501,738	4.27%	728,446	5.32%	1,230,184	4.89%
Consumer	6,917	6.49%	2,654	7.39%	9,571	6.74%
Total loans with > 1 year maturity	$2,946,018	4.65%	$3,739,637	6.76%	$6,685,655	5.86%

(1)

Included in municipal and non-profit fixed-rate loans are loans totaling $346,650 and $348,473 that have been swapped to variable rates at current market pricing at March 31, 2025 and December 31, 2024, respectively. Included in the municipal and non-profit segment are tax-exempt loans totaling $916,820 and $920,425 with an FTE weighted average rate of 4.81% and 4.68% at March 31, 2025 and December 31, 2024, respectively.

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

The Company’s policy is to review each prospective credit to determine the appropriateness and the adequacy of security or collateral prior to making a loan. In the event of borrower default, the Company seeks recovery in compliance with lending laws, the respective loan agreements, and credit monitoring and remediation procedures that may include modifying a loan to provide a concession by the Company to the borrower from their original terms due to borrower financial difficulties in order to facilitate repayment. Such modified loans are considered TDMs. TDMs may include principal forgiveness, interest rate reductions, other-than-insignificant-payment delays, term extensions or any combination thereof. TDMs are discussed further in note 5 of our consolidated financial statements. Assets that have been foreclosed on or acquired through deed-in-lieu of foreclosure are classified as OREO until sold, and are carried at the fair value of the collateral less estimated costs to sell, with any initial valuation adjustments charged to the ACL and any subsequent declines in carrying value charged to impairments on OREO.

Non-performing assets and past due loans

Non-performing assets consist of non-accrual loans and OREO. Interest income that would have been recorded had non-accrual loans performed in accordance with their original contract terms during the three months ended March 31, 2025 and 2024 was $0.7 million and $0.6 million, respectively.

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

The following table sets forth the non-performing assets and past due loans as of the dates presented:

	March 31, 2025	December 31, 2024
Non-accrual loans:
Non-accrual loans, excluding modified loans	$30,162	$32,556
Modified loans on non-accrual	4,458	3,438
Non-performing loans	34,620	35,994
OREO	615	662
Total non-performing assets	$35,235	$36,656

Loans 30-89 days past due and still accruing interest	$17,003	$23,164
Loans 90 days or more past due and still accruing interest	1,012	14,940
Non-accrual loans	34,620	35,994
Total past due and non-accrual loans	$52,635	$74,098
Accruing modified loans	$17,998	$15,282
Allowance for credit losses	90,192	94,455
Non-performing loans to total loans	0.45%	0.46%
Total 90 days past due and still accruing interest and non-accrual loans to total loans	0.47%	0.66%
Total non-performing assets to total loans and OREO	0.46%	0.47%
ACL to non-performing loans	260.52%	262.42%

During the three months ended March 31, 2025, total non-performing loans decreased $1.4 million, or 3.8%, from December 31, 2024. Loans 30-89 days past due and still accruing interest improved eight basis points to 0.22% of total loans at March 31, 2025, compared to December 31, 2024. Loans 90 days or more past due and still accruing interest improved 18 basis points to 0.01% of total loans at March 31, 2025, compared to December 31, 2024.

Allowance for credit losses

The ACL represents the amount that we believe is necessary to absorb estimated lifetime credit losses inherent in the loan portfolio at the balance sheet date and involves a high degree of judgment and complexity. The Company utilizes a DCF model developed within a third-party software tool to establish expected lifetime credit losses for the loan portfolio. The ACL is calculated as the difference between the amortized cost basis and the projections from the DCF analysis. The DCF model allows for individual lifetime loan cash flow modeling, excluding extensions and renewals, using loan-specific interest rates and repayment schedules including estimated prepayment rates and loss recovery timing delays. The model incorporates forecasts of certain national macro-economic factors, including unemployment rates, HPI, retail sales and GDP, which drive correlated loss rates. The determination and application of the

ACL accounting policy involves judgments, estimates and uncertainties that are subject to change. For periods beyond the reasonable and supportable forecast period, the Company reverts to historical long-term average loss rates on a straight-line basis.

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

At March 31, 2025 and December 31, 2024, the allowance for credit losses totaled $90.2 million and $94.5 million, respectively. The decrease during the three months ended March 31, 2025 was primarily driven by the resolution of non-performing loans and changes in the CECL model’s underlying macro-economic forecast. Specific reserves on loans totaled $6.0 million at March 31, 2025, compared to $6.4 million at December 31, 2024.

Net charge-offs on loans during the three months ended March 31, 2025 totaled $15.1 million and were elevated due to an $8.9 million net charge-off from one credit due to suspected fraud by the borrower, which the Company believes is an isolated circumstance within the loan portfolio. The ratio of annualized net charge-offs to average total loans totaled 0.80%. Net charge-offs on loans during the three months ended March 31, 2024 totaled $0.1 million, and the ratio of annualized net charge-offs to average total loans was minimal.

The Company has elected to exclude AIR from the ACL calculation. As of March 31, 2025 and December 31, 2024, AIR from loans totaled $44.3 million and $41.5 million, respectively. When a loan is placed on non-accrual, any recorded AIR is reversed against interest income.

Total ACL

After considering the above-mentioned factors, we believe that the ACL of $90.2 million is adequate to cover estimated lifetime losses inherent in the loan portfolio at March 31, 2025. However, it is likely that future adjustments to the ACL will be necessary. Any changes to the underlying assumptions, circumstances or estimates, including but not limited to changes in the underlying macro-economic forecast, used in determining the ACL, could negatively or positively affect the Company’s results of operations, liquidity or financial condition.

The following schedules present, by class stratification, the changes in the ACL during the periods listed:

	As of and for the three months ended
	March 31, 2025		March 31, 2024
	Total ACL	% NCOs(1)	Total ACL	% NCOs(1)
Beginning allowance for credit losses	$94,455		$97,947
Charge-offs:
Commercial	(13,569)	0.72%	(24)	0.00%
Commercial real estate non owner-occupied	(1,467)	0.08%	—	0.00%
Residential real estate	—	0.00%	—	0.00%
Consumer	(215)	0.01%	(254)	0.01%
Total charge-offs	(15,251)		(278)
Recoveries	138		188
Net charge-offs	(15,113)	0.80%	(90)	0.00%
Provision expense for credit losses	10,850		(250)
Ending allowance for credit losses	$90,192		$97,607
Ratio of ACL to total loans outstanding at period end	1.18%		1.29%
Ratio of ACL to total non-performing loans at period end	260.52%		272.52%
Total loans	$7,646,296		$7,569,052
Average total loans outstanding during the period	7,660,974		7,632,635
Non-performing loans	34,620		35,817

(1)	Ratio of annualized net charge-offs to average total loans.

During the three months ended March 31, 2025, the Company recorded provision expense for credit losses on funded loans and unfunded loan commitments totaling $10.2 million, primarily to cover a charge-off on one credit driven by suspected fraudulent activity by the borrower. The Company recorded zero provision expense for credit losses on funded loans and unfunded loan commitments during the first quarter of 2024.

The following tables present the allocation of the ACL and the percentage of the total amount of loans in each loan category listed as of the dates presented:

	March 31, 2025
				ACL as a %
	Total loans	% of total loans	Related ACL	of total ACL
Commercial	$4,603,771	60.2%	$48,058	53.3%
Commercial real estate non-owner occupied	1,795,856	23.5%	23,494	26.0%
Residential real estate	1,233,649	16.1%	18,307	20.3%
Consumer	13,020	0.2%	333	0.4%
Total	$7,646,296	100.0%	$90,192	100.0%

	December 31, 2024
				ACL as a %
	Total loans	% of total loans	Related ACL	of total ACL
Commercial	$4,670,430	60.2%	$48,552	51.4%
Commercial real estate non-owner occupied	1,812,338	23.4%	26,136	27.7%
Residential real estate	1,253,838	16.2%	19,426	20.5%
Consumer	14,537	0.2%	341	0.4%
Total	$7,751,143	100.0%	$94,455	100.0%

Deposits

Deposits from banking clients serve as a primary funding source for our banking operations, and our ability to gather and manage deposit levels is critical to our success. Deposits not only provide a lower-cost funding source for our loans, but also provide a foundation for the client relationships that are critical to future loan growth. We maintain a granular and well diversified deposit base with no exposure to venture capital or crypto deposits. The following table presents information regarding our deposit composition at March 31, 2025 and December 31, 2024:

					Increase (decrease)
	March 31, 2025		December 31, 2024		Amount	% Change
Non-interest bearing demand deposits	$2,215,313	26.3%	$2,213,685	26.9%	$1,628	0.1%
Interest bearing demand deposits	1,337,905	15.9%	1,411,860	17.1%	(73,955)	(5.2)%
Savings accounts	620,987	7.4%	619,365	7.5%	1,622	0.3%
Money market accounts	3,191,325	37.9%	2,972,947	36.1%	218,378	7.3%
Total transaction deposits	7,365,530	87.5%	7,217,857	87.6%	147,673	2.0%
Time deposits < $250,000	760,390	9.0%	731,710	8.9%	28,680	3.9%
Time deposits ≥ $250,000	298,287	3.5%	288,326	3.5%	9,961	3.5%
Total time deposits	1,058,677	12.5%	1,020,036	12.4%	38,641	3.8%
Total deposits	$8,424,207	100.0%	$8,237,893	100.0%	$186,314	2.3%

The following table shows uninsured time deposits by scheduled maturity as of March 31, 2025:

March 31, 2025
Three months or less	$54,698
Over 3 months through 6 months	36,519
Over 6 months through 12 months	97,816
Thereafter	46,348
Total uninsured time deposits	$235,381

At March 31, 2025 and December 31, 2024, time deposits that were scheduled to mature within 12 months totaled $814.7 million and $822.6 million, respectively. Of the time deposits scheduled to mature within 12 months at March 31, 2025, $250.8 million were in denominations of $250 thousand or more, and $563.9 million were in denominations less than $250 thousand. Approximately 78% of our total deposits were FDIC insured at March 31, 2025. Additionally, the Company participates in the IntraFi Cash Service program, which allows depositors to receive reciprocal FDIC insurance coverage. The Company had $0.9 billion and $1.0 billion of deposits in the program as of March 31, 2025 and December 31, 2024, respectively.

Long-term debt

The Company holds a subordinated note purchase agreement to issue and sell a fixed-to-floating rate note totaling $40.0 million. The balance on the note at March 31, 2025 and December 31, 2024, net of long-term debt issuance costs totaling $0.2 million, totaled $39.8 million. During the three months ended March 31, 2025 and 2024, interest expense totaling $0.3 million was recorded in the consolidated statements of operations.

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

As part of the acquisition of BOJH on October 1, 2022, the Company assumed three subordinate note purchase agreements to issue and sell fixed-to-floating rates totaling $15.0 million. The balance on the notes at March 31, 2025 and December 31, 2024, net of a fair value adjustment related to the acquisition totaling $0.3 million, totaled $14.7 million. Interest expense related to the notes totaling $0.1 million was recorded in the consolidated statements of operations during the three months ended March 31, 2025 and 2024.

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

Other borrowings

As of March 31, 2025 and December 31, 2024, the Company sold securities under agreements to repurchase totaling $20.7 million and $18.9 million, respectively. In addition, as a member of the FHLB, the Company has access to a line of credit and term financing from the FHLB with total available credit of $1.7 billion at March 31, 2025. The Company may utilize the FHLB line of credit as a funding mechanism for originated loans and loans held for sale. At March 31, 2025 and December 31, 2024, NBH Bank had $80.0 million and $50.0 million, respectively, of outstanding borrowings with the FHLB. The Company may pledge investment securities and loans as collateral for FHLB advances. There were no investment securities pledged at March 31, 2025 or December 31, 2024. Loans pledged were $2.5 billion and $2.6 billion at March 31, 2025 and December 31, 2024, respectively. The Company incurred $1.1 million and $3.2 million of interest expense related to FHLB advances or other short-term borrowings for the three months ended March 31, 2025 and 2024, respectively.

Regulatory Capital

Our subsidiary banks and the holding company are subject to the regulatory capital adequacy requirements of the Federal Reserve Board and the FDIC, as applicable. Failure to meet the minimum capital requirements can initiate certain mandatory and possibly further discretionary actions by regulators that could have a material adverse effect on us. At March 31, 2025 and December 31, 2024, our subsidiary banks and the consolidated holding company exceeded all capital ratio requirements under prompt corrective action and other regulatory requirements, as further detailed in note nine of our consolidated financial statements.

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

Overview of results of operations

Net income totaled $24.2 million and $31.4 million, or $0.63 and $0.82 per diluted share, during the three months ended March 31, 2025 and 2024, respectively. The decrease compared to the prior year was largely driven by higher provision expense of $10.2 million recorded during the first quarter of 2025 as a result of suspected fraud by the borrower. Fully taxable equivalent pre-provision net revenue increased $1.4 million to $42.0 million. The return on average tangible assets was 1.09% and 1.39% during the three months ended March 31, 2025 and 2024, respectively, and the return on average tangible common equity was 10.64% and 15.14%, respectively.

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

The table below presents the components of net interest income on an FTE basis for the three months ended March 31, 2025 and 2024.

	For the three months ended			For the three months ended
	March 31, 2025			March 31, 2024
	Average balance	Interest	Average rate	Average balance	Interest	Average rate
Interest earning assets:
Originated loans FTE(1)(2)(3)	$6,335,931	$102,221	6.54%	$6,046,849	$100,914	6.71%
Acquired loans	1,351,726	19,547	5.86%	1,611,521	24,289	6.06%
Loans held for sale	19,756	349	7.16%	12,017	225	7.53%
Investment securities available-for-sale	716,938	4,617	2.58%	751,168	4,103	2.18%
Investment securities held-to-maturity	635,961	4,120	2.59%	579,160	2,514	1.74%
Other securities	31,386	480	6.12%	35,036	616	7.03%
Interest earning deposits	48,206	539	4.53%	91,579	763	3.35%
Total interest earning assets FTE(2)	$9,139,904	$131,873	5.85%	$9,127,330	$133,424	5.88%
Cash and due from banks	$77,237			$102,583
Other assets	794,374			756,230
Allowance for credit losses	(95,492)			(97,882)
Total assets	$9,916,023			$9,888,261
Interest bearing liabilities:
Interest bearing demand, savings and money market deposits	$5,027,052	$32,511	2.62%	$4,947,811	$36,413	2.96%
Time deposits	1,035,983	8,756	3.43%	990,041	7,584	3.08%
Federal Home Loan Bank advances	107,151	1,105	4.18%	228,236	3,181	5.61%
Other borrowings(4)	50,277	382	3.08%	18,929	6	0.13%
Long-term debt, net	54,539	518	3.85%	54,229	518	3.84%
Total interest bearing liabilities	$6,275,002	$43,272	2.80%	$6,239,246	$47,702	3.07%
Demand deposits	$2,197,300			$2,280,997
Other liabilities	119,806			141,735
Total liabilities	8,592,108			8,661,978
Shareholders’ equity	1,323,915			1,226,283
Total liabilities and shareholders’ equity	$9,916,023			$9,888,261
Net interest income FTE(2)		$88,601			$85,722
Interest rate spread FTE(2)			3.05%			2.81%
Net interest earning assets	$2,864,902			$2,888,084
Net interest margin FTE(2)			3.93%			3.78%
Average transaction deposits	$7,224,352			$7,228,808
Average total deposits	8,260,335			8,218,849
Ratio of average interest earning assets to average interest bearing liabilities	145.66%			146.29%

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Presented on an FTE basis using the statutory tax rate of 21% for all periods presented. The taxable equivalent adjustments included above are $1,910 and $1,692 for the three months ended March 31, 2025 and 2024, respectively.

(3)	Loan fees included in interest income totaled $3,323 and $2,951 for the three months ended March 31, 2025 and 2024, respectively.
(4)	Other borrowings includes securities sold under agreements to repurchase and cash collateral received from counterparties in connection with derivative swap agreements.

Net interest income totaled $86.7 million and $84.0 million during the three months ended March 31, 2025 and 2024, respectively. Net interest income on an FTE basis totaled $88.6 million and $85.7 million during the three months ended March 31, 2025 and 2024, respectively. During the three months ended March 31, 2025, the FTE net interest margin widened 15 basis points to 3.93%, compared to the three months ended March 31, 2024 as a result of our disciplined loan and deposit pricing over the last twelve months as the Fed lowered rates. The yield on earning assets decreased three basis points, driven by a decrease in loan yields. During the three months ended March 31, 2025, the cost of funds improved 18 basis points to 2.07%, compared to the three months ended March 31, 2024.

Average loans comprised $7.7 billion, or 84%, of total average interest earning assets during the three months ended March 31, 2025, and 2024.

Average investment securities comprised 14.8% and 14.6% of total interest earning assets during the three months ended March 31, 2025 and 2024, respectively. Average interest bearing cash balances totaled $48.2 million during the three months ended March 31, 2025, compared to $91.6 million for the same period in the prior year.

Average interest bearing liabilities increased $35.8 million during the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increase was primarily driven by higher interest bearing demand, savings and money market deposits totaling $79.2 million, other borrowings totaling $31.3 million and time deposits totaling $45.9 million. The increase was partially offset by decreases in FHLB advances totaling $121.1 million.

The following table summarizes the changes in net interest income on an FTE basis by major category of interest earning assets and interest bearing liabilities, identifying changes related to volume and changes related to rates for the three months ended March 31, 2025, compared to the three months ended March 31, 2024:

	Three months ended March 31, 2025
	compared to
	Three months ended March 31, 2024
	Increase (decrease) due to
	Volume	Rate	Net
Interest income:
Originated loans FTE(1)(2)(3)	$4,664	$(3,357)	$1,307
Acquired loans	(3,757)	(985)	(4,742)
Loans held for sale	137	(13)	124
Investment securities available-for-sale	(220)	734	514
Investment securities held-to-maturity	368	1,238	1,606
Other securities	(56)	(80)	(136)
Interest earning deposits	(485)	261	(224)
Total interest income	$651	$(2,202)	$(1,551)
Interest expense:
Interest bearing demand, savings and money market deposits	$512	$(4,414)	$(3,902)
Time deposits	388	784	1,172
Other borrowings(4)	238	138	376
Long-term debt, net	3	(3)	—
Federal Home Loan Bank advances	(1,249)	(827)	(2,076)
Total interest expense	(108)	(4,322)	(4,430)
Net change in net interest income	$759	$2,120	$2,879

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Presented on an FTE basis using the statutory tax rate of 21% for all periods presented. The taxable equivalent adjustments included above are $1,910 and $1,692 for the three months ended March 31, 2025 and 2024, respectively.

(3)	Loan fees included in interest income totaled $3,323 and $2,951 for the three months ended March 31, 2025 and 2024, respectively.
(4)	Other borrowings includes securities sold under agreements to repurchase and cash collateral received from counterparties in connection with derivative swap agreements.

Below is a breakdown of average deposits and the average rates paid during the periods indicated:

	For the three months ended
	March 31, 2025		March 31, 2024
		Average		Average
	Average	rate	Average	rate
	balance	paid	balance	paid
Non-interest bearing demand	$2,197,300	0.00%	$2,280,997	0.00%
Interest bearing demand	1,356,864	2.41%	1,417,972	2.99%
Money market accounts	3,044,138	3.04%	2,873,648	3.42%
Savings accounts	626,050	1.04%	656,191	0.86%
Time deposits	1,035,983	3.43%	990,041	3.08%
Total average deposits	$8,260,335	2.03%	$8,218,849	2.15%

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

The Company recorded provision expense for credit losses on funded loans and unfunded loan commitments totaling $10.2 million for the three months ended March 31, 2025, primarily to cover a charge-off on one credit driven by suspected fraudulent activity by the borrower. During the three months ended March 31, 2024, the Company recorded zero provision expense for credit losses on funded loans and unfunded loan commitments. The allowance for credit losses totaled 1.18% and 1.29% of total loans at March 31, 2025 and 2024.

Non-interest income

The table below details the components of non-interest income for the periods presented:

	For the three months ended March 31,		2025 vs 2024
			Increase (decrease)
	2025	2024	Amount	% Change
Service charges	$4,118	$4,391	$(273)	(6.2)%
Bank card fees	4,194	4,578	(384)	(8.4)%
Mortgage banking income	3,315	2,655	660	24.9%
Bank-owned life insurance income	764	733	31	4.2%
Other non-interest income	2,985	5,337	(2,352)	(44.1)%
Total non-interest income	$15,376	$17,694	$(2,318)	(13.1)%

Non-interest income totaled $15.4 million for the three months ended March 31, 2025, compared to $17.7 million for the three months ended March 31, 2024. The decrease was primarily due to $2.4 million lower other non-interest income driven by timing on SBA gain on loan sales, swap fee income activity and a $0.6 million gain from the sale of a banking center building included in the first quarter of 2024.

Non-interest expense

The table below details the components of non-interest expense for the periods presented:

	For the three months ended March 31,		Three months
			Increase (decrease)
	2025	2024	Amount	% Change
Salaries and benefits	$34,362	$36,520	$(2,158)	(5.9)%
Occupancy and equipment	10,837	9,941	896	9.0%
Data processing	4,401	4,066	335	8.2%
Marketing and business development	946	962	(16)	(1.7)%
FDIC deposit insurance	1,326	1,345	(19)	(1.4)%
Bank card expenses	1,103	1,349	(246)	(18.2)%
Professional fees	1,423	1,646	(223)	(13.5)%
Other non-interest expense	5,642	4,997	645	12.9%
Other intangible assets amortization	1,977	2,008	(31)	(1.5)%
Total non-interest expense	$62,017	$62,834	$(817)	(1.3)%

During the three months ended March 31, 2025, non-interest expense decreased $0.8 million, or 1.3%, compared to the three months ended March 31, 2024. Salaries and benefits decreased $2.2 million primarily due to payroll tax credits realized during the first quarter of 2025, which was partially offset by increases in occupancy and equipment and data processing totaling $1.2 million, driven by investments in technology.

Income taxes

Income tax expense totaled $5.6 million and $7.5 million for the three months ended March 31, 2025 and 2024, respectively. The decrease over the prior period was driven by lower pre-tax income. The effective tax rate for the three months ended March 31, 2025 and 2024 was 18.8% and 19.3%, respectively.

Additional information regarding income taxes can be found in note 19 of our audited consolidated financial statements in our 2024 Annual Report on Form 10-K.

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

On-balance sheet liquidity is represented by our cash and cash equivalents, and unencumbered investment securities, and is detailed in the table below as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Cash and due from banks	$246,298	$127,848
Unencumbered investment securities, at fair value	556,176	319,949
Total	$802,474	$447,797

Total on-balance sheet liquidity increased $354.7 million at March 31, 2025, compared to December 31, 2024, due to higher unencumbered investment securities of $236.2 million and higher cash and due from banks of $118.5 million. As of March 31, 2025, approximately $714.1 million of investment securities were pledged to secure client deposits and repurchase agreements.

The Company’s investment portfolio remains positioned in liquid and readily marketable instruments and is a significant source of on-balance sheet collateral to secure borrowing capacity. Our investment securities portfolio is evaluated under established Asset and Liability Committee objectives and is structured as a liquidity portfolio, and only security fair values are used for the liquidity assessment. The fair value of total investment securities was $1.3 billion at March 31, 2025, compared to $1.0 billion at December 31, 2024. As of March 31, 2025, the fair value was inclusive of pre-tax net unrealized losses of $79.9 million on the available-for-sale securities portfolio. Additionally, our held-to-maturity securities portfolio had $71.7 million of pre-tax net unrealized losses. The gross unrealized gains and losses are detailed in note 3 of our consolidated financial statements. As of March 31, 2025, our investment securities portfolio consisted primarily of MBS, all of which were issued or guaranteed by U.S. government agencies or sponsored enterprises. The anticipated repayments and marketability of these securities offer substantial resources and flexibility to meet new loan demand, reinvest in the investment securities portfolio, or provide optionality for reductions in our deposit funding base. At March 31, 2025, the duration of the investment securities portfolio was 3.9 years and the weighted average life was 4.7 years.

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

	March 31, 2025	December 31, 2024
Available FHLB borrowing capacity	$1,652,991	$1,697,259
Federal Reserve Bank discount window	808,616	880,892
Total off-balance sheet funds available	$2,461,607	$2,578,151

The Company had pledged $2.5 billion and $2.6 billion of loans as collateral to the FHLB at March 31, 2025 and December 31, 2024, respectively. FHLB borrowing capacity totaled $1.7 billion at March 31, 2025 and December 31, 2024. At March 31, 2025, outstanding FHLB borrowings totaled $80.0 million, leaving undrawn borrowing capacity of $1.7 billion. At December 31, 2024, the Company had $50.0 million of outstanding borrowings with the FHLB, leaving undrawn borrowing capacity of $1.7 billion. At March 31, 2025, the Company’s available secured and committed borrowing capacity at the FHLB and Federal Reserve totaled $2.5 billion, compared to $2.6 billion at December 31, 2024.

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

At present, financing activities primarily consist of changes in deposits and repurchase agreements, and advances from the FHLB, in addition to the payment of dividends and the repurchase of our common stock. Maturing time deposits represent a potential use of funds. As of March 31, 2025, $814.7 million of time deposits were scheduled to mature within 12 months. Based on the current interest rate environment and market conditions, our consumer banking strategy is to focus on attracting and maintaining both lower-cost transaction accounts and time deposits.

During 2021, the Company entered into a subordinated note purchase agreement to issue and sell a fixed-to-floating note. The Company deployed the net proceeds from the sale of the note for general corporate purposes. The note is not subject to redemption at the option of the holder. Additionally, as part of the acquisition of BOJH on October 1, 2022, the Company assumed three subordinated note purchase agreements to issue and sell fixed-to-floating rate notes. The balance on all subordinated notes totaled $54.6 million at March 31, 2025. At December 31, 2024, the balance on the notes, totaled $54.5 million.

Capital

Under the Basel III requirements, at March 31, 2025, the Company, NBH Bank and BOJHT met all capital adequacy requirements, and the Banks had regulatory capital ratios in excess of the levels established for well-capitalized institutions. For more information on regulatory capital, see note 9 in our consolidated financial statements.

Our shareholders’ equity is impacted by earnings, changes in unrealized gains and losses on securities, net of tax, stock-based compensation activity, share repurchases, shares issued in connection with acquisitions and the payment of dividends.

The Board of Directors has from time to time authorized multiple programs to repurchase shares of the Company’s common stock either in open market or in privately negotiated transactions in accordance with applicable regulations of the SEC. On May 9, 2023, the Company’s Board of Directors authorized a new program to repurchase up to $50.0 million of the Company’s stock. The remaining authorization under the program as of March 31, 2025 was $50.0 million.

On April 30, 2025, our Board of Directors declared a quarterly dividend of $0.30 per common share, payable on June 13, 2025 to shareholders of record at the close of business on May 30, 2025.

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

The Asset Liability Committee, a cross-functional committee comprised of executive management and senior leaders, meets monthly to review, among other things, the sensitivity of the Company’s assets and liabilities to interest rate changes, local and national market conditions and interest rates. The Asset Liability Committee also reviews the liquidity, capital, deposit mix, loan mix and investment positions of the Company. The Company’s principal objective regarding asset and liability management is to evaluate interest rate risk within the balance sheet and pursue a controlled assumption of interest rate risk while preserving adequate levels of liquidity and capital.

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

Our interest rate risk model indicated that the Company was in a fairly neutral position in terms of interest rate sensitivity at March 31, 2025. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 100 and 200 basis point decrease in interest rates on net interest income based on the interest rate risk model at March 31, 2025 and December 31, 2024:

Hypothetical
shift in interest	% change in projected net interest income
rates (in bps)	March 31, 2025	December 31, 2024
200	2.27%	1.72%
100	1.17%	0.87%
(100)	(1.48)%	(1.05)%
(200)	(2.93)%	(2.11)%

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

As part of the asset/liability management strategy to manage primary market risk exposures expected to be in effect in future reporting periods, management has executed interest rate derivatives primarily using floors and collars. For further discussion of the Company’s derivative contracts refer to note 14. The strategy with respect to liabilities has been to continue to emphasize transaction deposit growth, particularly non-interest or low interest bearing non-maturing deposit accounts while building long-term client relationships. Non-maturing deposit accounts totaled 87.4% of total deposits at March 31, 2025, compared to 87.6% at December 31, 2024.

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

Off-Balance Sheet Activities

In the normal course of business, we are a party to various contractual obligations, commitments and other off-balance sheet activities that contain credit, market, and operational risk that are not required to be reflected in our consolidated financial statements. The most significant of these are the loan commitments that we enter into to meet the financing needs of clients, including commitments to extend credit, commercial and consumer lines of credit and standby letters of credit. As of March 31, 2025 and December 31, 2024, we had loan commitments totaling $1.3 billion and $1.4 billion, respectively, and standby letters of credit totaling $12.6 million and $10.8 million, respectively. Unused commitments do not necessarily represent future credit exposure or cash requirements, as commitments often expire without being drawn upon.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information called for by this item is provided under the caption Asset/Liability Management and Interest Rate Risk in Part I, Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.

Item 4. CONTROLS AND PROCEDURES.

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of March 31, 2025. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.

During the most recently completed fiscal quarter, there were no changes made in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. RISK FACTORS.

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

				Maximum
			Total number of	approximate dollar
			shares purchased	value of shares
			as part of publicly	that may yet be
	Total number	Average price	announced plans	purchased under the
Period	of shares purchased	paid per share	or programs	plans or programs(2)
February 1 - February 28, 2025(1)	817	$42.57	—	50,000,000
March 1 - March 31, 2025(1)	20,974	41.87	—	50,000,000
Total	21,791	41.90	—

(1)

Represents shares purchased other than through publicly announced plans purchased pursuant to the Company’s stock incentive plans at the then current market value in satisfaction of stock option exercise prices, settlements of restricted stock and tax withholdings.

(2)

On May 9, 2023, the Company’s Board of Directors authorized a new program to repurchase up to $50.0 million of the Company’s stock from time to time in either the open market or through privately negotiated transactions. The remaining authorization under the program as of March 31, 2025 was $50.0 million.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS.

3.1	Second Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to our Form S-1 Registration Statement (Registration No. 333-177971), filed August 22, 2012)

3.2	Second Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, filed November 7, 2014)

10.1	Employment Agreement, dated January 22, 2025, by and between Daniel Sznewajs and National Bank Holdings Corporation (filed herewith)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Bank Holdings Corporation

By	/s/ Nicole Van Denabeele
Nicole Van Denabeele
Chief Financial Officer
(principal financial officer)

Date: April 30, 2025