Form 10-Q
period 2025-06-30
National Bank Holdings Corp
filed 2025-08-05
CIK 1475841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 1, 2025, the registrant had outstanding 38,045,622 shares of Class A voting common stock, each with $0.01 par value per share, excluding 324,846 shares of restricted Class A common stock issued but not yet vested.

GLOSSARY OF ACRONYMS, ABBREVIATIONS AND TERMS

2023 Plan	2023 Omnibus Incentive Plan	FTE	Fully taxable equivalent
ACL	Allowance for credit losses	GAAP	Generally accepted accounting principles
AFS	Available-for-sale	GDP	Gross domestic product
AIR	Accrued interest receivable	GNMA	Government National Mortgage Association
AOCI	Accumulated other comprehensive income (loss)	GSE	Government sponsored enterprises
ASC	Accounting Standards Codification	HPI	Home price index
ASU	Accounting Standards Update	HTM	Held-to-maturity
ATM	Automated Teller Machine	ISDA	International Swaps and Derivative Association
BOJH	Bank of Jackson Hole	MBS	Mortgage-backed securities
BOJHT	Bank of Jackson Hole Trust	MSR	Mortgage servicing right
Cambr	Cambr Solutions, LLC	NBHC or the Company	National Bank Holdings Corporation
CECL	Current expected credit loss	NCO	Net charge-offs
CRE	Commercial real estate	OCI	Other Comprehensive Income
CSA	Credit Support Annexes	OREO	Other real estate owned
DCF	Discounted cash flow	PSU	Performance stock unit
EPS	Earnings Per Share	ROTA	Return on tangible assets
ESPP	Employee Stock Purchase Plan	S&P	Standard and Poor's
FASB	Financial Accounting Standards Board	SBA	Small Business Administration
FDIC	Federal Deposit Insurance Corporation	SEC	Securities and Exchange Commission
FHA	Federal Housing Administration	SOFR	Secured overnight financing rate
FHLB	Federal Home Loan Bank	TDMs	Troubled debt modifications
FHLMC	Federal Home Loan Mortgage Corporation	The Banks	NBH Bank and Bank of Jackson Hole Trust
Fintech	Financial technology	Transaction deposits	Demand, savings, and money market deposits
FNMA	Federal National Mortgage Association	TSR	Total shareholder return
FRB	Federal Reserve Bank

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

Forward-looking statements involve certain important risks, uncertainties and other factors, any of which could cause actual results to differ materially from those in such statements and, therefore, you are cautioned not to place undue reliance on such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	business and economic conditions along with external events both generally and in the financial services industry;

●	susceptibility to credit risk and fluctuations in the value of real estate and other collateral securing a significant portion of our loan portfolio, including with regards to real estate acquired through foreclosure, and the accuracy of appraisals related to such real estate;

●	insufficiency of the allowance for credit losses and fair value adjustments to absorb losses in our loan portfolio;

●	our ability to maintain sufficient liquidity to meet the requirements of deposit withdrawals and other business needs;

●	changes and uncertainty impacting monetary supply and the businesses of our clients and counterparties, including levels of market interest rates, inflation, currency values, monetary and fiscal policies, and the volatility of trading markets;

●	changes in the fair value of our investment securities and the ability of companies in which we invest to commercialize their technology or product concepts;

●	the loss of certain executive officers and key personnel;

●	any service interruptions, cyber incidents or other breaches relating to our technology systems, security systems or infrastructure or those of our third-party providers;

●	the occurrence of fraud or other financial crimes within our business;

●	competition from other financial institutions and financial services providers and the effects of disintermediation within the banking business including consolidation within the industry;

●	changes and uncertainty with respect to federal government lending programs like the SBA’s Preferred Lender Program and the FHA’s insurance programs, including the impact of a government shutdown of such programs;

●	impairment of our mortgage servicing rights, disruption in the secondary market for mortgage loans, declines in real estate values, or being required to repurchase mortgage loans or reimburse investors;

●	developments in technology, such as artificial intelligence, the success of our digital growth strategy, and our ability to incorporate innovative technologies in our business and provide products and services that satisfy our clients’ expectations for convenience and security;

●	our ability to execute our organic growth and acquisition strategies;

●	the accuracy of projected operating results for assets and businesses we acquire as well as our ability to drive organic loan growth to replace loans in our existing portfolio with comparable loans as loans are paid down;

●	changes and uncertainty with respect to federal, state and local laws, regulations, and policies along with executive orders applicable to our business, including tax laws, tariff policies, and Federal Reserve interest rate policies;

●	our ability to comply with and manage costs related to extensive government regulation and supervision, including current and future regulations affecting bank holding companies and depository institutions;

●	the application of any increased assessment rates imposed by the FDIC;

●	claims or legal action brought against us by third parties or government agencies; and

●	other factors, risks, trends and uncertainties described under “Part I, Item 1. Business,” “Part I, Item 1A. Risk Factors,” “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 and in our other filings with the SEC.

Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events or circumstances, except as required by applicable law.

PART I: FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)

(In thousands, except share and per share data)

	June 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$296,483	$127,848
Investment securities available-for-sale (at fair value)	631,947	527,547
Investment securities held-to-maturity (fair value of $653,225 and $451,386 at June 30, 2025 and December 31, 2024, respectively)	717,232	533,108
Non-marketable securities	81,124	76,462
Loans	7,486,918	7,751,143
Allowance for credit losses	(88,893)	(94,455)
Loans, net	7,398,025	7,656,688
Loans held for sale	20,784	24,495
Other real estate owned	291	662
Premises and equipment, net	209,414	196,773
Goodwill	306,043	306,043
Intangible assets, net	52,496	58,432
Other assets	284,890	299,635
Total assets	$9,998,729	$9,807,693
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing demand deposits	$2,168,574	$2,213,685
Interest bearing demand deposits	1,240,698	1,411,860
Savings and money market	3,785,951	3,592,312
Time deposits	1,074,261	1,020,036
Total deposits	8,269,484	8,237,893
Securities sold under agreements to repurchase	18,513	18,895
Long-term debt, net	54,385	54,511
Federal Home Loan Bank advances	185,000	50,000
Other liabilities	118,851	141,319
Total liabilities	8,646,233	8,502,618
Shareholders’ equity:
Common stock, par value $0.01 per share: 400,000,000 shares authorized; 51,487,888 and 51,487,888 shares issued; 38,045,622 and 38,054,482 shares outstanding at June 30, 2025 and December 31, 2024, respectively	515	515
Additional paid-in capital	1,167,719	1,167,431
Retained earnings	544,428	508,864
Treasury stock of 13,114,610 and 13,141,392 shares at June 30, 2025 and December 31, 2024, respectively, at cost	(304,254)	(301,694)
Accumulated other comprehensive loss, net of tax	(55,912)	(70,041)
Total shareholders’ equity	1,352,496	1,305,075
Total liabilities and shareholders’ equity	$9,998,729	$9,807,693

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share data)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Interest and dividend income:
Interest and fees on loans	$120,238	$123,865	$240,445	$247,601
Interest and dividends on investment securities	9,834	7,520	18,571	14,137
Dividends on non-marketable securities	466	377	946	993
Interest on interest bearing bank deposits	682	685	1,221	1,448
Total interest and dividend income	131,220	132,447	261,183	264,179
Interest expense:
Interest on deposits	41,845	48,217	83,112	92,214
Interest on borrowings	1,966	656	3,971	4,361
Total interest expense	43,811	48,873	87,083	96,575
Net interest income before provision for credit losses	87,409	83,574	174,100	167,604
Provision for credit loss expense	—	2,776	10,200	2,776
Net interest income after provision for credit losses	87,409	80,798	163,900	164,828
Non-interest income:
Service charges	4,127	4,295	8,245	8,686
Bank card fees	4,732	4,882	8,926	9,460
Mortgage banking income	2,547	3,296	5,862	5,951
Bank-owned life insurance income	776	736	1,540	1,469
Other non-interest income	4,884	820	7,869	6,157
Total non-interest income	17,066	14,029	32,442	31,723
Non-interest expense:
Salaries and benefits	37,746	36,933	72,108	73,453
Occupancy and equipment	9,436	10,120	20,273	20,061
Data processing	4,452	4,117	8,853	8,183
Marketing and business development	968	783	1,914	1,745
FDIC deposit insurance	990	1,431	2,316	2,776
Bank card expenses	1,268	1,391	2,371	2,740
Professional fees	1,680	1,706	3,103	3,352
Other non-interest expense	4,444	4,617	10,086	9,614
Other intangible assets amortization	1,947	1,977	3,924	3,985
Total non-interest expense	62,931	63,075	124,948	125,909
Income before income taxes	41,544	31,752	71,394	70,642
Income tax expense	7,522	5,617	13,141	13,116
Net income	$34,022	$26,135	$58,253	$57,526
Earnings per share—basic	$0.89	$0.68	$1.52	$1.51
Earnings per share—diluted	0.88	0.68	1.51	1.50
Common stock dividend	0.30	0.28	0.59	0.55
Weighted average number of common shares outstanding:
Basic	38,075,896	38,210,869	38,072,196	38,121,114
Diluted	38,151,810	38,372,777	38,186,660	38,299,435

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$34,022	$26,135	$58,253	$57,526
Other comprehensive income (loss), net of tax:
Securities available-for-sale:
Net unrealized gains (losses) arising during the period, net of tax (expense) benefit of ($1,221) and $230 for the three months ended June 30, 2025 and 2024, respectively; and net of tax (expense) benefit of ($4,254) and $1,215 for the six months ended June 30, 2025 and 2024, respectively	3,912	(278)	13,628	(3,368)
Less: amortization of net unrealized holding gains to income, net of tax benefit of $1 and $7 for the three months ended June 30, 2025 and 2024, respectively; and net of tax benefit of $4 and $15 for the six months ended June 30, 2025 and 2024, respectively	(5)	(20)	(13)	(45)
Cash flow hedges:
Net unrealized gains (losses) arising during the period, net of tax expense of $69 and $24 for the three months ended June 30, 2025 and 2024, respectively; and net of tax (expense) benefit of ($460) and $48 for the six months ended June 30, 2025 and 2024, respectively	221	80	1,503	(110)
Less: reclassification adjustment for losses (gains) included in net income, net of tax benefit of $3 and $1 for the three months ended June 30, 2025 and 2024, respectively; and net of tax expense of $299 and $151 for the six months ended June 30, 2025 and 2024, respectively	8	2	(989)	(501)
Other comprehensive income (loss)	4,136	(216)	14,129	(4,024)
Comprehensive income	$38,158	$25,919	$72,382	$53,502

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(In thousands, except share and per share data)

	For the three months ended June 30,
					Accumulated
		Additional			other
	Common	paid-in	Retained	Treasury	comprehensive
	stock	capital	earnings	stock	(loss) income, net	Total
Balance, March 31, 2024	$515	$1,163,773	$454,211	$(306,460)	$(80,209)	$1,231,830
Net income	—	—	26,135	—	—	26,135
Stock-based compensation	—	2,088	—	—	—	2,088
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $3,620, net	—	(4,057)	—	2,580	—	(1,477)
Cash dividends declared ($0.28 per share)	—	—	(10,716)	—	—	(10,716)
Other comprehensive loss	—	—	—	—	(216)	(216)
Balance, June 30, 2024	$515	$1,161,804	$469,630	$(303,880)	$(80,425)	$1,247,644
Balance, March 31, 2025	$515	$1,168,433	$521,939	$(301,531)	$(60,048)	$1,329,308
Net income	—	—	34,022	—	—	34,022
Stock-based compensation	—	1,991	—	—	—	1,991
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $2,798, net	—	(2,705)	—	1,514	—	(1,191)
Repurchase of 119,300 shares	—	—	—	(4,237)	—	(4,237)
Cash dividends declared ($0.30 per share)	—	—	(11,533)	—	—	(11,533)
Other comprehensive income	—	—	—	—	4,136	4,136
Balance, June 30, 2025	$515	$1,167,719	$544,428	$(304,254)	$(55,912)	$1,352,496

	For the six months ended June 30,
					Accumulated
		Additional			other
	Common	paid-in	Retained	Treasury	comprehensive
	stock	capital	earnings	stock	(loss) income, net	Total
Balance, December 31, 2023	$515	$1,162,269	$433,126	$(306,702)	$(76,401)	$1,212,807
Net income	—	—	57,526	—	—	57,526
Stock-based compensation	—	3,665	—	—	—	3,665
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $3,989, net	—	(4,130)	—	2,822	—	(1,308)
Cash dividends declared ($0.55 per share)	—	—	(21,022)	—	—	(21,022)
Other comprehensive loss	—	—	—	—	(4,024)	(4,024)
Balance, June 30, 2024	$515	$1,161,804	$469,630	$(303,880)	$(80,425)	$1,247,644
Balance, December 31, 2024	$515	$1,167,431	$508,864	$(301,694)	$(70,041)	$1,305,075
Net income	—	—	58,253	—	—	58,253
Stock-based compensation	—	3,695	—	—	—	3,695
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $4,172, net	—	(3,407)	—	1,677	—	(1,730)
Repurchase of 119,300 shares	—	—	—	(4,237)	—	(4,237)
Cash dividends declared ($0.59 per share)	—	—	(22,689)	—	—	(22,689)
Other comprehensive income	—	—	—	—	14,129	14,129
Balance, June 30, 2025	$515	$1,167,719	$544,428	$(304,254)	$(55,912)	$1,352,496

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the six months ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$58,253	$57,526
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit loss expense	10,200	2,776
Depreciation and amortization	12,247	12,023
Change in current income tax receivable	208	(502)
Change in deferred income taxes	8,456	(638)
Discount accretion, net of premium amortization on securities	(1,170)	(847)
Gain on sale of mortgages, net	(4,642)	(5,007)
Origination of loans held for sale, net of repayments	(167,883)	(162,166)
Proceeds from sales of loans held for sale	176,236	165,781
Originations of mortgage servicing rights	(102)	(204)
Proceeds from sales of mortgage servicing rights	2,360	—
Gain on sale of mortgage servicing rights	(646)	—
Gain on sale of fixed assets	(1,349)	(637)
Stock-based compensation	3,695	3,665
Operating lease payments	(3,278)	(3,278)
Change in other assets	(1,531)	(15,344)
Change in other liabilities	(19,086)	8,727
Net cash provided by operating activities	71,968	61,875
Cash flows from investing activities:
Proceeds from non-marketable securities	32,429	30,769
Proceeds from maturities and paydowns of investment securities available-for-sale	74,609	72,110
Proceeds from maturities and paydowns of investment securities held-to-maturity	76,710	30,686
Proceeds from sales of other real estate owned	269	2,370
Purchases of non-marketable securities	(37,009)	(16,925)
Purchases of investment securities available-for-sale	(160,543)	(138,443)
Purchases of investment securities held-to-maturity	(260,257)	—
Purchases of premises and equipment, net	(16,008)	(18,776)
Net decrease in loans	237,115	70,287
Proceeds from the sale of loans	11,941	—
Net cash (used in) provided by investing activities	(40,744)	32,078
Cash flows from financing activities:
Net increase in deposits	31,602	186,329
Net decrease in repurchase agreements and other short-term borrowings	(382)	(162)
Net advances from (payments to) the Federal Home Loan Bank	135,000	(305,000)
Issuance of stock under purchase and equity compensation plans	(1,817)	(1,551)
Proceeds from exercise of stock options	53	204
Payment of dividends	(22,808)	(21,106)
Repurchase of common stock	(4,237)	—
Net cash provided by (used in) financing activities	137,411	(141,286)
Increase (decrease) in cash and cash equivalents	168,635	(47,333)
Cash and cash equivalents at beginning of the year	127,848	192,326
Cash and cash equivalents at end of period	$296,483	$144,993
Supplemental disclosure of cash flow information during the period:
Cash paid for interest	$87,945	$94,708
Net tax payments	8,892	12,827
Supplemental schedule of non-cash activities:
Increase in loans purchased but not settled	$—	$98,231
Loans transferred from loans held for sale to loans	—	1,459

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2025

Note 1 Basis of Presentation

National Bank Holdings Corporation is a bank holding company that was incorporated in the State of Delaware in 2009. The Company is headquartered in Greenwood Village, Colorado, and its primary operations are conducted through its wholly owned subsidiaries NBH Bank and BOJHT. NBH Bank is a Colorado state-chartered bank and a member of the Federal Reserve System, and BOJHT is a Wyoming state-chartered bank and a member of the Federal Reserve System. The Company provides a variety of banking products to both commercial and consumer clients through a network of over 85 banking centers, as of June 30, 2025, located primarily in Colorado, the greater Kansas City region, Utah, Wyoming, Texas, New Mexico and Idaho, as well as through online and mobile banking products and services.

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

Note 3 Investment Securities

The Company’s investment securities portfolio is comprised of available-for-sale and held-to-maturity investment securities. These investment securities totaled $1.3 billion at June 30, 2025 and included $0.6 billion of available-for-sale securities and $0.7 billion of held-to-maturity securities. At December 31, 2024, investment securities totaled $1.0 billion and included $0.5 billion of available-for-sale securities and $0.5 billion of held-to-maturity securities.

Available-for-sale

Available-for-sale securities are summarized as follows as of the dates indicated:

	June 30, 2025
	Amortized	Gross	Gross
	cost	unrealized gains	unrealized losses	Fair value
U.S. Treasury securities	$72,717	$981	$—	$73,698
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	238,874	943	(23,815)	216,002
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	390,149	1,022	(51,639)	339,532
Corporate debt	2,000	—	(10)	1,990
Other securities	725	—	—	725
Total investment securities available-for-sale	$704,465	$2,946	$(75,464)	$631,947

	December 31, 2024
	Amortized	Gross	Gross
	cost	unrealized gains	unrealized losses	Fair value
U.S. Treasury securities	$24,958	$—	$(84)	$24,874
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	164,785	53	(29,793)	135,045
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	425,476	432	(60,970)	364,938
Corporate debt	2,000	—	(38)	1,962
Other securities	728	—	—	728
Total investment securities available-for-sale	$617,947	$485	$(90,885)	$527,547

During the six months ended June 30, 2025 and 2024, purchases of available-for-sale securities totaled $160.5 million and $138.4 million, respectively. Maturities and paydowns of available-for-sale securities during the six months ended June 30, 2025 and 2024 totaled $74.6 million and $72.1 million, respectively. There were no sales of available-for-sale securities during the six months ended June 30, 2025 or 2024.

At June 30, 2025 and December 31, 2024, the Company’s available-for-sale investment portfolio was primarily comprised of U.S. Treasury securities and mortgage-backed securities. All mortgage-backed securities were backed by GSE collateral such as FHLMC and FNMA and the government-owned agency GNMA.

The tables below summarize the available-for-sale securities with unrealized losses, along with the length of time they have been in an unrealized loss position, as of the dates shown:

	June 30, 2025
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	$28,675	$(32)	$129,833	$(23,783)	$158,508	$(23,815)
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	17,138	(9)	255,340	(51,630)	272,478	(51,639)
Corporate debt	—	—	1,990	(10)	1,990	(10)
Total	$45,813	$(41)	$387,163	$(75,423)	$432,976	$(75,464)

	December 31, 2024
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. Treasury securities	$—	$—	$24,874	$(84)	$24,874	$(84)
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	—	—	132,935	(29,793)	132,935	(29,793)
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	41,426	(95)	264,621	(60,875)	306,047	(60,970)
Corporate debt	—	—	1,963	(38)	1,963	(38)
Total	$41,426	$(95)	$424,393	$(90,790)	$465,819	$(90,885)

Management regularly monitors the investment securities portfolio in its entirety and further evaluates all of the available-for-sale securities in an unrealized loss position at each reporting period. The portfolio included 176 securities which were in an unrealized loss position at June 30, 2025, compared to 180 securities at December 31, 2024. The unrealized losses in the Company’s investment portfolio at June 30, 2025 were caused by changes in interest rates. The Company has no intention to sell these securities and believes it will not be required to sell the securities before the recovery of their amortized cost. Management believes that default of the available-for-sale securities is highly unlikely. FHLMC, FNMA and GNMA guaranteed mortgage-backed securities and U.S. Treasury securities have a long history of zero credit losses, an explicit guarantee by the U.S. government (although limited for FNMA and FHLMC securities) and yields that generally trade based on market views of prepayment and liquidity risk rather than credit risk.

Certain securities are pledged as collateral for public deposits, securities sold under agreements to repurchase and to secure borrowing capacity at the FRB, if needed. The fair value of available-for-sale investment securities pledged as collateral totaled $234.5 million and $238.6 million at June 30, 2025 and at December 31, 2024, respectively. The Company may also pledge available-for-sale investment securities as collateral for FHLB advances. No securities were pledged for this purpose at June 30, 2025 or December 31, 2024.

A summary of the available-for-sale securities by maturity is shown in the following table as of June 30, 2025. Mortgage-backed securities may have actual maturities that differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments and are therefore not included in the table below. Additionally, the Company holds other available-for-sale securities with an amortized cost and fair value of $0.7 million as of June 30, 2025 that have no stated contractual maturity date.

	June 30, 2025
			Weighted
	Amortized cost	Fair value	average yield
U.S. Treasury securities
After one but within five years	$72,717	$73,698	4.35%
Corporate debt
After one but within five years	2,000	1,990	9.96%

As of June 30, 2025 and December 31, 2024, AIR from available-for-sale investment securities totaled $2.2 million and $1.3 million, respectively, and was included within other assets in the consolidated statements of financial condition.

Held-to-maturity

Held-to-maturity investment securities are summarized as follows as of the dates indicated:

	June 30, 2025
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
U.S. Treasury securities	$24,781	$—	$(212)	$24,569
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	253,329	337	(28,111)	225,555
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	439,122	2,678	(38,699)	403,101
Total investment securities held-to-maturity	$717,232	$3,015	$(67,022)	$653,225

	December 31, 2024
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
U.S. Treasury securities	$49,639	$—	$(480)	$49,159
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	271,105	51	(36,870)	234,286
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	212,364	—	(44,423)	167,941
Total investment securities held-to-maturity	$533,108	$51	$(81,773)	$451,386

During the six months ended June 30, 2025, purchases of held-to-maturity securities totaled $260.3 million. There were no purchases of held-to-maturity securities during the six months ended June 30, 2024. Maturities and paydowns of held-to-maturity securities totaled $76.7 million and $30.7 million during the six months ended June 30, 2025 and 2024, respectively.

The held-to-maturity portfolio included 117 securities which were in an unrealized loss position as of June 30, 2025, compared to 160 securities at December 31, 2024. The tables below summarize the held-to-maturity securities with unrealized losses, along with the length of time they have been in an unrealized loss position, as of the dates shown:

	June 30, 2025
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. Treasury securities	$—	$—	$24,569	$(212)	$24,569	$(212)
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	15,162	(175)	178,767	(27,936)	193,929	(28,111)
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	—	—	149,771	(38,699)	149,771	(38,699)
Total	$15,162	$(175)	$353,107	$(66,847)	$368,269	$(67,022)

	December 31, 2024
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. Treasury securities	$—	$—	$49,159	$(480)	$49,159	$(480)
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	45,427	(880)	185,558	(35,990)	230,985	(36,870)
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	2,818	(51)	165,123	(44,372)	167,941	(44,423)
Total	$48,245	$(931)	$399,840	$(80,842)	$448,085	$(81,773)

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

The table below summarizes the credit quality indicators, by amortized cost, of held-to-maturity securities as of the dates shown:

	June 30, 2025	December 31, 2024
	AA+	AA+
U.S. Treasury securities	$24,781	$49,639
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	253,329	271,105
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	439,122	212,364
Total investment securities held-to-maturity	$717,232	$533,108

Certain securities are pledged as collateral for public deposits, securities sold under agreements to repurchase and to secure borrowing capacity at the FRB, if needed. The carrying value of held-to-maturity investment securities pledged as collateral totaled $509.8 million and $500.5 million at June 30, 2025 and December 31, 2024, respectively. The Company may also pledge held-to-maturity investment securities as collateral for FHLB advances. No held-to-maturity investment securities were pledged for this purpose at June 30, 2025 or December 31, 2024.

A summary of the held-to-maturity securities by maturity is shown in the following table as of June 30, 2025. Actual maturities of mortgage-backed securities may differ from scheduled maturities depending on the repayment characteristics and experience of the underlying financial instruments and are therefore not included in the table below.

	June 30, 2025
			Weighted
	Amortized cost	Fair value	average yield
U.S. Treasury securities
Within one year	$24,781	$24,569	3.10%

As of June 30, 2025 and December 31, 2024, AIR from held-to-maturity investment securities totaled $1.6 million and $0.9 million, respectively, and was included within other assets in the consolidated statements of financial condition.

Note 4 Non-marketable Securities

The carrying balances of non-marketable securities are summarized as follows as of the dates indicated:

	June 30, 2025	December 31, 2024
Federal Reserve Bank stock	$24,062	$24,062
Federal Home Loan Bank stock	8,350	3,922
Convertible preferred stock	20,508	20,508
Equity method investments	28,204	27,970
Total	$81,124	$76,462

Non-marketable securities included FRB stock, FHLB stock, convertible preferred stock and equity method investments. During the six months ended June 30, 2025, purchases of non-marketable securities totaled $37.0 million, and proceeds from redemptions and sales of non-marketable securities totaled $32.4 million. During the six months ended June 30, 2024, purchases of non-marketable securities totaled $16.9 million, and proceeds from non-marketable securities totaled $30.8 million. Purchases consisted primarily of FHLB stock, and proceeds consisted primarily of redemptions of FHLB stock. Changes in the Company’s FHLB stock holdings were directly correlated to FHLB line of credit advances and paydowns.

FRB and FHLB stock

At June 30, 2025 and December 31, 2024, the Company held FRB stock and FHLB stock for regulatory or debt facility purposes. These are restricted securities which, lacking a market, are carried at cost. There have been no identified events or changes in circumstances that may have an adverse effect on the FRB and FHLB stock carried at cost.

Convertible preferred stock

Non-marketable securities include convertible preferred stock without a readily determinable fair value. During the three and six months ended June 30, 2025, there were no purchases of convertible preferred stock. The Company purchased zero and $0.4 million of convertible preferred stock during the three and six months ended June 30, 2024, respectively. During the three and six months ended June 30, 2024, the Company recorded $3.9 million of impairment on convertible preferred stock related to venture capital investments, included in other non-interest income in the Company’s consolidated statements of operations. The Company also sold convertible preferred stock totaling $1.0 million, during the three and six months ended June 30, 2024, which generated realized gains of $0.1 million recorded in other non-interest income in the Company’s consolidated statements of operations.

Equity method investments

Non-marketable securities also include equity method investments totaling $26.8 million and $26.2 million at June 30, 2025 and December 31, 2024, respectively, and equity method investments without a readily determinable fair value totaling $1.4 million and $1.8 million at June 30, 2025 and December 31, 2024, respectively. During the three and six months ended June 30, 2025, the Company recorded net unrealized gains on equity method investments totaling $0.3 million and $15.2 thousand, respectively. During the three and six months ended June 30, 2024, the Company recorded net unrealized gains on equity method investments totaling $0.3 million. These gains and losses were recorded in other non-interest income in the Company’s consolidated statements of operations.

Carrying values of equity method investments without a readily determinable fair value are updated periodically and impairments may be taken to reflect a new basis. The Company recorded no impairment related to equity method investments without a readily determinable fair value for the six months ended June 30, 2025 or the year ended December 31, 2024.

Note 5 Loans

The loan portfolio is comprised of loans originated by the Company and loans that were acquired in connection with the Company’s acquisitions. The tables below show the loan portfolio composition including carrying value by segment as of the dates shown. The carrying value of loans is net of discounts, fees, costs and fair value marks of $25.3 million and $30.1 million as of June 30, 2025 and December 31, 2024, respectively.

	June 30, 2025
	Total loans	% of total
Commercial	$4,541,780	60.6%
Commercial real estate non-owner occupied	1,720,620	23.0%
Residential real estate	1,212,008	16.2%
Consumer	12,510	0.2%
Total	$7,486,918	100.0%

	December 31, 2024
	Total loans	% of total
Commercial	$4,670,430	60.2%
Commercial real estate non-owner occupied	1,812,338	23.4%
Residential real estate	1,253,838	16.2%
Consumer	14,537	0.2%
Total	$7,751,143	100.0%

Information about delinquent and non-accrual loans is shown in the following tables at June 30, 2025 and December 31, 2024:

	June 30, 2025
		Greater
	30-89 days	than 90 days		Total past
	past due and	past due and	Non-accrual	due and
	accruing	accruing	loans	non-accrual	Current	Total loans
Commercial:
Commercial and industrial	$8,958	$788	$23,253	$32,999	$1,897,530	$1,930,529
Municipal and non-profit	—	—	—	—	1,125,595	1,125,595
Owner occupied commercial real estate	3,291	113	3,939	7,343	1,233,366	1,240,709
Food and agribusiness	738	4,257	611	5,606	239,341	244,947
Total commercial	12,987	5,158	27,803	45,948	4,495,832	4,541,780
Commercial real estate non-owner occupied:
Construction	—	—	—	—	234,953	234,953
Acquisition/development	337	—	—	337	60,388	60,725
Multifamily	—	—	—	—	320,176	320,176
Non-owner occupied	—	38	—	38	1,104,728	1,104,766
Total commercial real estate non-owner occupied	337	38	—	375	1,720,245	1,720,620
Residential real estate:
Senior lien	349	2,119	4,960	7,428	1,119,424	1,126,852
Junior lien	243	—	523	766	84,390	85,156
Total residential real estate	592	2,119	5,483	8,194	1,203,814	1,212,008
Consumer	7	—	50	57	12,453	12,510
Total loans	$13,923	$7,315	$33,336	$54,574	$7,432,344	$7,486,918

	June 30, 2025
	Non-accrual loans	Non-accrual loans
	with a related	with no related
	allowance for	allowance for	Non-accrual
	credit loss	credit loss	loans
Commercial:
Commercial and industrial	$18,024	$5,229	$23,253
Owner occupied commercial real estate	3,939	—	3,939
Food and agribusiness	25	586	611
Total commercial	21,988	5,815	27,803
Residential real estate:
Senior lien	3,008	1,952	4,960
Junior lien	523	—	523
Total residential real estate	3,531	1,952	5,483
Consumer	50	—	50
Total loans	$25,569	$7,767	$33,336

	December 31, 2024
		Greater
	30-89 days	than 90 days		Total past
	past due and	past due and	Non-accrual	due and
	accruing	accruing	loans	non-accrual	Current	Total loans
Commercial:
Commercial and industrial	$20,290	$5,492	$21,950	$47,732	$1,948,093	$1,995,825
Municipal and non-profit	—	—	—	—	1,107,142	1,107,142
Owner occupied commercial real estate	1,611	9,447	195	11,253	1,252,891	1,264,144
Food and agribusiness	—	—	587	587	302,732	303,319
Total commercial	21,901	14,939	22,732	59,572	4,610,858	4,670,430
Commercial real estate non-owner occupied:
Construction	—	—	—	—	250,335	250,335
Acquisition/development	—	—	—	—	82,862	82,862
Multifamily	—	—	—	—	320,781	320,781
Non-owner occupied	158	—	5,971	6,129	1,152,231	1,158,360
Total commercial real estate non-owner occupied	158	—	5,971	6,129	1,806,209	1,812,338
Residential real estate:
Senior lien	952	—	6,747	7,699	1,161,568	1,169,267
Junior lien	133	—	505	638	83,933	84,571
Total residential real estate	1,085	—	7,252	8,337	1,245,501	1,253,838
Consumer	20	1	39	60	14,477	14,537
Total loans	$23,164	$14,940	$35,994	$74,098	$7,677,045	$7,751,143

	December 31, 2024
	Non-accrual loans	Non-accrual loans
	with a related	with no related
	allowance for	allowance for	Non-accrual
	credit loss	credit loss	loans
Commercial:
Commercial and industrial	$12,746	$9,204	$21,950
Owner occupied commercial real estate	195	—	195
Food and agribusiness	1	586	587
Total commercial	12,942	9,790	22,732
Commercial real estate non-owner occupied:
Non-owner occupied	5,971	—	5,971
Total commercial real estate non-owner occupied	5,971	—	5,971
Residential real estate:
Senior lien	3,319	3,428	6,747
Junior lien	505	—	505
Total residential real estate	3,824	3,428	7,252
Consumer	39	—	39
Total loans	$22,776	$13,218	$35,994

Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. Loans to borrowers experiencing financial difficulties may be modified. Modified loans are discussed in more detail below. There was no interest income recognized from non-accrual loans during the three or six months ended June 30, 2025 or 2024.

The Company’s internal risk rating system uses a series of grades, which reflect our assessment of the credit quality of loans based on an analysis of the borrower’s financial condition, liquidity and ability to meet contractual debt service requirements and are categorized as “Pass,” “Special mention,” “Substandard” and “Doubtful.” For a description of the general characteristics of the risk grades, refer to note 2 Summary of Significant Accounting Policies in our audited consolidated financial statements in our 2024 Annual Report on Form 10-K.

The amortized cost basis and current period gross charge-offs for all loans as determined by the Company’s internal risk rating system and year of origination are shown in the following tables as of and for the six months ended June 30, 2025 and the year ended December 31, 2024:

	June 30, 2025
							Revolving	Revolving
							loans	loans
	Origination year						amortized	converted
	2025	2024	2023	2022	2021	Prior	cost basis	to term	Total
Commercial:
Commercial and industrial:
Pass	$201,967	$406,076	$122,810	$277,615	$164,429	$116,572	$427,861	$2,963	$1,720,293
Special mention	743	920	26,114	17,721	7,213	9,796	21,779	1,028	85,314
Substandard	1,812	15,384	38,754	8,442	21,877	3,676	29,935	—	119,880
Doubtful	—	350	1,906	2,124	123	539	—	—	5,042
Total commercial and industrial	204,522	422,730	189,584	305,902	193,642	130,583	479,575	3,991	1,930,529
Gross charge-offs: Commercial and industrial	—	3,042	7,075	—	36	941	—	—	11,094
Municipal and non-profit:
Pass	27,173	113,549	149,482	139,247	212,200	448,744	35,200	—	1,125,595
Total municipal and non-profit	27,173	113,549	149,482	139,247	212,200	448,744	35,200	—	1,125,595
Owner occupied commercial real estate:
Pass	41,711	275,011	194,283	189,077	123,560	293,687	18,965	997	1,137,291
Special mention	—	430	1,664	7,170	8,766	14,435	—	—	32,465
Substandard	—	27,063	—	22,117	14,256	5,564	848	—	69,848
Doubtful	—	—	—	689	—	416	—	—	1,105
Total owner occupied commercial real estate	41,711	302,504	195,947	219,053	146,582	314,102	19,813	997	1,240,709
Gross charge-offs: Owner occupied commercial real estate	—	—	2,266	883	—	303	—	—	3,452
Food and agribusiness:
Pass	705	14,120	8,151	63,278	5,758	30,260	109,815	1,595	233,682
Special mention	—	—	—	3,848	2,599	176	—	—	6,623
Substandard	—	—	24	—	774	3,430	—	414	4,642
Total food and agribusiness	705	14,120	8,175	67,126	9,131	33,866	109,815	2,009	244,947
Total commercial	274,111	852,903	543,188	731,328	561,555	927,295	644,403	6,997	4,541,780
Gross charge-offs: Commercial	—	3,042	9,341	883	36	1,244	—	—	14,546
Commercial real estate non-owner occupied:
Construction:
Pass	4,008	68,166	41,221	51,040	24,135	886	45,497	—	234,953
Total construction	4,008	68,166	41,221	51,040	24,135	886	45,497	—	234,953
Acquisition/development:
Pass	3,661	16,502	3,946	24,438	2,295	8,334	189	—	59,365
Special mention	—	—	—	1,023	—	—	—	—	1,023
Substandard	—	—	—	—	—	337	—	—	337
Total acquisition/development	3,661	16,502	3,946	25,461	2,295	8,671	189	—	60,725
Multifamily:
Pass	—	1,345	16,480	153,180	64,157	69,528	732	—	305,422
Special mention	—	—	6,455	—	—	—	—	—	6,455
Substandard	—	—	—	8,299	—	—	—	—	8,299
Total multifamily	—	1,345	22,935	161,479	64,157	69,528	732	—	320,176
Non-owner occupied:
Pass	11,736	53,008	136,750	322,501	135,712	370,123	11,637	—	1,041,467
Special mention	—	—	—	12,502	11,774	5,789	—	—	30,065
Substandard	—	—	—	4,787	—	28,447	—	—	33,234
Total non-owner occupied	11,736	53,008	136,750	339,790	147,486	404,359	11,637	—	1,104,766
Gross charge-offs: Non-owner occupied	—	—	—	—	1,467	—	—	—	1,467
Total commercial real estate non-owner occupied	19,405	139,021	204,852	577,770	238,073	483,444	58,055	—	1,720,620
Gross charge-offs: Commercial real estate non-owner occupied	—	—	—	—	1,467	—	—	—	1,467
Residential real estate:
Senior lien:
Pass	37,842	65,317	63,908	391,182	269,191	249,461	43,679	246	1,120,826
Special mention	—	—	—	—	—	14	—	—	14
Substandard	—	64	643	2,076	603	2,468	—	—	5,854
Doubtful	—	—	—	158	—	—	—	—	158
Total senior lien	37,842	65,381	64,551	393,416	269,794	251,943	43,679	246	1,126,852
Gross charge-offs: Senior lien	—	—	—	—	1	—	—	—	1
Junior lien:
Pass	1,341	8,954	3,119	5,103	1,238	5,988	57,868	824	84,435
Special mention	—	—	—	—	—	27	—	—	27
Substandard	—	40	—	97	100	287	170	—	694
Total junior lien	1,341	8,994	3,119	5,200	1,338	6,302	58,038	824	85,156
Total residential real estate	39,183	74,375	67,670	398,616	271,132	258,245	101,717	1,070	1,212,008

Gross charge-offs: Residential real estate	—	—	—	—	1	—	—	—	1

Consumer:
Pass	2,570	3,327	1,402	912	610	421	3,120	98	12,460
Substandard	—	—	—	5	—	45	—	—	50
Total consumer	2,570	3,327	1,402	917	610	466	3,120	98	12,510
Gross charge-offs: Consumer	380	10	—	—	—	—	5	—	395
Total loans	$335,269	$1,069,626	$817,112	$1,708,631	$1,071,370	$1,669,450	$807,295	$8,165	$7,486,918
Gross charge-offs: Total loans	$380	$3,052	$9,341	$883	$1,504	$1,244	$5	$—	$16,409

	December 31, 2024
							Revolving	Revolving
							loans	loans
	Origination year						amortized	converted
	2024	2023	2022	2021	2020	Prior	cost basis	to term	Total
Commercial:
Commercial and industrial:
Pass	$445,993	$181,920	$332,246	$215,561	$51,902	$92,115	$468,752	$2,614	$1,791,103
Special mention	8,005	32,319	13,753	17,496	12,915	5,552	16,146	651	106,837
Substandard	13,417	34,320	8,909	21,575	3,011	2,020	8,982	387	92,621
Doubtful	1,250	1,159	1,490	17	975	373	—	—	5,264
Total commercial and industrial	468,665	249,718	356,398	254,649	68,803	100,060	493,880	3,652	1,995,825
Gross charge-offs: Commercial and industrial	—	2,028	—	26	155	156	—	—	2,365
Municipal and non-profit:
Pass	116,551	152,183	137,249	217,362	73,399	378,561	29,747	—	1,105,052
Special mention	—	—	—	170	1,920	—	—	—	2,090
Total municipal and non-profit	116,551	152,183	137,249	217,532	75,319	378,561	29,747	—	1,107,142
Owner occupied commercial real estate:
Pass	269,810	205,119	225,766	131,547	83,791	232,653	20,912	8,990	1,178,588
Special mention	430	1,664	13,798	23,482	268	12,744	—	—	52,386
Substandard	—	7,180	15,266	3,397	1,243	4,759	847	—	32,692
Doubtful	—	—	—	—	—	478	—	—	478
Total owner occupied commercial real estate	270,240	213,963	254,830	158,426	85,302	250,634	21,759	8,990	1,264,144
Gross charge-offs: Owner occupied commercial real estate	—	—	13	—	—	—	—	—	13
Food and agribusiness:
Pass	14,727	9,884	68,909	6,587	5,940	33,081	156,113	344	295,585
Special mention	—	—	4,045	2,898	—	204	—	—	7,147
Substandard	—	—	—	586	—	1	—	—	587
Total food and agribusiness	14,727	9,884	72,954	10,071	5,940	33,286	156,113	344	303,319
Gross charge-offs: Food and agribusiness	—	—	—	—	—	2,704	—	—	2,704
Total commercial	870,183	625,748	821,431	640,678	235,364	762,541	701,499	12,986	4,670,430
Gross charge-offs: Commercial	—	2,028	13	26	155	2,860	—	—	5,082
Commercial real estate non-owner occupied:
Construction:
Pass	55,139	59,137	54,735	33,859	917	—	46,548	—	250,335
Total construction	55,139	59,137	54,735	33,859	917	—	46,548	—	250,335
Acquisition/development:
Pass	16,645	4,038	31,028	20,412	1,079	8,110	184	—	81,496
Special mention	—	—	1,072	—	—	—	—	—	1,072
Substandard	—	—	—	—	—	294	—	—	294
Total acquisition/development	16,645	4,038	32,100	20,412	1,079	8,404	184	—	82,862
Multifamily:
Pass	1,363	16,470	138,872	70,419	45,700	31,034	853	—	304,711
Special mention	4,159	—	8,091	3,820	—	—	—	—	16,070
Total multifamily	5,522	16,470	146,963	74,239	45,700	31,034	853	—	320,781
Non-owner occupied:
Pass	68,192	143,857	303,998	143,085	125,374	304,162	11,018	—	1,099,686
Special mention	5,246	1,298	17,272	12,184	—	16,009	—	—	52,009
Substandard	—	—	—	5,516	—	694	—	—	6,210
Doubtful	—	—	—	455	—	—	—	—	455
Total non-owner occupied	73,438	145,155	321,270	161,240	125,374	320,865	11,018	—	1,158,360
Gross charge-offs: Non-owner occupied	—	—	293	—	—	4,422	—	—	4,715
Total commercial real estate non-owner occupied	150,744	224,800	555,068	289,750	173,070	360,303	58,603	—	1,812,338
Gross charge-offs: Commercial real estate non-owner occupied	—	—	293	—	—	4,422	—	—	4,715
Residential real estate:
Senior lien:
Pass	66,465	77,136	415,279	280,209	100,990	174,830	46,053	583	1,161,545
Special mention	—	—	—	—	—	16	—	—	16
Substandard	64	663	3,422	700	394	2,270	—	—	7,513
Doubtful	—	—	172	—	—	21	—	—	193
Total senior lien	66,529	77,799	418,873	280,909	101,384	177,137	46,053	583	1,169,267
Junior lien:
Pass	6,870	3,498	4,614	1,789	1,964	5,488	59,331	311	83,865
Special mention	—	—	—	—	—	27	—	—	27
Substandard	44	—	240	—	89	134	172	—	679
Total junior lien	6,914	3,498	4,854	1,789	2,053	5,649	59,503	311	84,571
Total residential real estate	73,443	81,297	423,727	282,698	103,437	182,786	105,556	894	1,253,838
Consumer:
Pass	4,557	1,994	1,443	942	528	169	4,795	71	14,499
Substandard	—	—	—	—	—	38	—	—	38
Total consumer	4,557	1,994	1,443	942	528	207	4,795	71	14,537
Gross charge-offs: Consumer	877	23	30	3	—	48	—	—	981
Total loans	$1,098,927	$933,839	$1,801,669	$1,214,068	$512,399	$1,305,837	$870,453	$13,951	$7,751,143
Gross charge-offs: Total loans	$877	$2,051	$336	$29	$155	$7,330	$—	$—	$10,778

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

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. Management individually evaluates collateral-dependent loans with an amortized cost basis of $250 thousand or more and includes collateral-dependent loans less than $250 thousand within the general allowance population. The amortized cost basis of collateral-dependent loans over $250 thousand was as follows at June 30, 2025 and December 31, 2024:

	June 30, 2025
			Total amortized
	Real property	Business assets	cost basis
Commercial:
Commercial and industrial	$3,686	$13,392	$17,078
Owner occupied commercial real estate	6,332	949	7,281
Food and agribusiness	520	66	586
Total commercial	10,538	14,407	24,945
Residential real estate:
Senior lien	2,306	—	2,306
Junior lien	222	—	222
Total residential real estate	2,528	—	2,528
Total loans	$13,066	$14,407	$27,473

	December 31, 2024
			Total amortized
	Real property	Business assets	cost basis
Commercial:
Commercial and industrial	$6,281	$4,924	$11,205
Owner occupied commercial real estate	1,343	—	1,343
Food and agribusiness	586	—	586
Total commercial	8,210	4,924	13,134
Commercial real estate non-owner occupied:
Non-owner occupied	5,971	—	5,971
Total commercial real estate non-owner occupied	5,971	—	5,971
Residential real estate:
Senior lien	5,075	—	5,075
Junior lien	222	—	222
Total residential real estate	5,297	—	5,297
Total loans	$19,478	$4,924	$24,402

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

The following schedules present, by loan class, the amortized cost basis for loans to borrowers experiencing financial difficulty that remain outstanding and were modified within the three and six months ended June 30, 2025:

	As of and for the three months ended June 30, 2025
	Term extension		Payment delay
	Amortized	% of loan	Amortized	% of loan
	cost basis	class	cost basis	class
Commercial:
Commercial and industrial	$1,488	0.1%	$8,277	0.4%
Owner occupied commercial real estate	2,004	0.2%	—	0.0%
Total commercial	3,492	0.1%	8,277	0.2%
Total loans	$3,492	0.0%	$8,277	0.1%

	As of and for the six months ended June 30, 2025
	Term extension		Payment delay
	Amortized	% of loan	Amortized	% of loan
	cost basis	class	cost basis	class
Commercial:
Commercial and industrial	$1,488	0.1%	$11,657	0.6%
Owner occupied commercial real estate	2,004	0.2%	2,195	0.2%
Total commercial	3,492	0.1%	13,852	0.3%
Total loans	$3,492	0.0%	$13,852	0.2%

The following schedules present, by loan class, the amortized cost basis for loans to borrowers experiencing financial difficulty that remain outstanding and were modified within the three and six months ended June 30, 2024:

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

The following schedules present, by loan class, the payment status of loans that have been modified in the last twelve months as of the dates presented on an amortized cost basis:

	June 30, 2025
	Current	30-89 days past due	90+ days past due	Non-accrual
Commercial:
Commercial and industrial	$13,145	$—	$—	$1,482
Owner occupied commercial real estate	2,195	—	—	2,004
Total commercial	15,340	—	—	3,486
Residential real estate:
Junior lien	—	—	—	40
Total loans	$15,340	$—	$—	$3,526

	June 30, 2024
	Current	30-89 days past due	90+ days past due	Non-accrual
Commercial:
Commercial and industrial	$10,638	$—	$—	$5,354
Owner occupied commercial real estate	1,664	—	—	—
Total commercial	12,302	—	—	5,354
Commercial real estate non-owner occupied:
Non-owner occupied	5,454	—	—	—
Total commercial real estate non-owner occupied	5,454	—	—	—
Residential real estate:
Senior lien	1,506	—	—	404
Total loans	$19,262	$—	$—	$5,758

Accrual of interest is resumed on loans that were previously on non-accrual only after the loan has performed sufficiently for a period of time. During the three months ended June 30, 2025, the Company had no TDMs that were modified within the past 12 months that defaulted on their modified terms. During the six months ended June 30, 2025, the Company had one TDM with amortized costs totaling $1.5 million that was modified within the past 12 months, utilizing a payment delay, that defaulted on its modified terms. During the three months ended June 30, 2024, the Company had no TDMs that were modified within the past 12 months that defaulted on their modified terms. During the six months ended June 30, 2024, the Company had one TDM with an amortized cost totaling $5.4 million that was modified within the past 12 months, utilizing a payment delay, that defaulted on its modified terms. For purposes of this disclosure, the Company considers “default” to mean 90 days or more past due on principal or interest. The allowance for credit losses related to TDMs on non-accrual status is determined by individual evaluation, including collateral adequacy, using the same process as loans on non-accrual status which are not classified as TDMs.

The following schedules present the financial effect of the modifications made to borrowers experiencing financial difficulty as of and for the periods indicated:

	As of and for the three months ended June 30, 2025		As of and for the six months ended June 30, 2025
	Financial effect		Financial effect
	Term extension	Payment delay	Term extension	Payment delay
Commercial:
Commercial and industrial	Extended a weighted average of 1.0 year to the life of loans	Extended a weighted average of 0.5 years to the life of loans	Extended a weighted average of 1.0 year to the life of loans	Delayed payments for a weighted average of 0.5 years
Owner occupied commercial real estate	Extended a weighted average of 0.7 years to the life of loans		Extended a weighted average of 0.7 years to the life of loans	Delayed payments for a weighted average of 0.3 years

	As of and for the three months ended June 30, 2024		As of and for the six months ended June 30, 2024
	Financial effect		Financial effect
	Term extension	Combination - Interest rate reduction and Term extension	Term extension	Payment delay	Combination - Interest rate reduction and Term extension	Combination - Term extension and Payment delay
Commercial:
Commercial and industrial	Extended a weighted average of 0.6 years to the life of loans		Extended a weighted average of 0.6 years to the life of loans
Owner occupied commercial real estate				Delayed payments for a weighted average of 0.5 years
Commercial real estate non-owner occupied:
Non-owner occupied	Extended a weighted average of 7.5 years to the life of loans		Extended a weighted average of 0.9 years to the life of loans
Residential real estate:
Senior lien		Reduced weighted average contractual interest rate by 1.5% and extended a weighted average life of 11 years		Delayed payments for a weighted average of 0.3 years	Reduced weighted average contractual interest rate by 1.5% and extended a weighted average life of 11 years	Extended a weighted average of 0.7 years to the life of loans and delayed payments for a weighted average of 0.7 years

Note 6 Allowance for Credit Losses

The tables below detail the Company’s allowance for credit losses as of the dates shown:

	Three months ended June 30, 2025
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$48,058	$23,494	$18,307	$333	$90,192
Charge-offs	(977)	—	(1)	(180)	(1,158)
Recoveries	105	—	31	34	170
Provision expense (release) for credit losses	748	(1,275)	92	124	(311)
Ending balance	$47,934	$22,219	$18,429	$311	$88,893

	Six months ended June 30, 2025
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$48,552	$26,136	$19,426	$341	$94,455
Charge-offs	(14,546)	(1,467)	(1)	(395)	(16,409)
Recoveries	161	17	59	71	308
Provision expense (release) for credit losses	13,767	(2,467)	(1,055)	294	10,539
Ending balance	$47,934	$22,219	$18,429	$311	$88,893

	Three months ended June 30, 2024
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$46,315	$30,838	$20,100	$354	$97,607
Charge-offs	—	(4,422)	—	(183)	(4,605)
Recoveries	177	7	84	231	499
Provision expense (release) for credit losses	2,418	989	(425)	(26)	2,956
Ending balance	$48,910	$27,412	$19,759	$376	$96,457

	Six months ended June 30, 2024
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$45,304	$32,665	$19,550	$428	$97,947
Charge-offs	(24)	(4,422)	—	(437)	(4,883)
Recoveries	293	7	90	297	687
Provision expense (release) for credit losses	3,337	(838)	119	88	2,706
Ending balance	$48,910	$27,412	$19,759	$376	$96,457

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

At June 30, 2025 and December 31, 2024, the allowance for credit losses totaled $88.9 million and $94.5 million, respectively. The decrease during the six months ended June 30, 2025 was primarily driven by the resolution of non-performing loans and changes in the CECL model’s underlying macro-economic forecast. During the three and six months ended June 30, 2025, the Company recorded provision expense for credit losses on funded loans and unfunded loan commitments totaling zero and $10.2 million, respectively, primarily to cover a charge-off on one credit driven by suspected fraudulent activity by the borrower. The Company recorded provision expense for credit losses on funded loans and unfunded loan commitments totaling $2.8 million during the three and six months ended June 30, 2024. Net charge-offs on loans during the three and six months ended June 30, 2025 totaled $1.0 million and $16.1 million, respectively. During the three and six months ended June 30, 2024, net charge-offs on loans totaled $4.1 million and $4.2 million, respectively.

The Company has elected to exclude AIR from the allowance for credit losses calculation. As of June 30, 2025 and December 31, 2024, AIR from loans totaled $38.9 million and $41.5 million, respectively.

Note 7 Goodwill and Intangible Assets

Goodwill and other intangible assets

In connection with our acquisitions, the Company’s goodwill was $306.0 million as of June 30, 2025. Goodwill is measured as the excess of the fair value of consideration paid over the fair value of net assets acquired. No goodwill impairment was recorded during the three or six months ended June 30, 2025 or the year ended December 31, 2024.

The gross carrying amount of other intangible assets and the associated accumulated amortization at June 30, 2025 and December 31, 2024, are presented as follows:

	June 30, 2025			December 31, 2024
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
Core deposit intangible	$91,566	$(58,077)	$33,489	$91,566	$(55,417)	$36,149
Customer relationship intangible	17,000	(5,058)	11,942	17,000	(4,024)	12,976
Acquired technology intangible	2,300	(920)	1,380	2,300	(690)	1,610
Total	$110,866	$(64,055)	$46,811	$110,866	$(60,131)	$50,735

The Company is amortizing intangibles from acquisitions over a weighted average period of 9.8 years from the date of the respective acquisitions. The core deposit and customer relationship intangibles are being amortized over a weighted average period of 10 years, and the acquired technology intangible is being amortized over a weighted average period of five years. The Company recognized other intangible assets amortization expense of $1.9 million and $3.9 million during the three and six months ended June 30, 2025, respectively. During the three and six months ended June 30, 2024, the Company recognized other intangible assets amortization expense of $2.0 million and $4.0 million, respectively.

The following table shows the estimated future amortization expense during the next five years for other intangible assets as of the periods presented:

Years ending December 31,	Amount
For the six months ended December 31, 2025	$3,863
2026	7,664
2027	7,542
2028	6,142
2029	5,790

Servicing Rights

Mortgage servicing rights

MSRs represent rights to service loans originated by the Company and sold to government-sponsored enterprises including FHLMC, FNMA, GNMA and FHLB and are included in other assets in the consolidated statements of financial condition. Mortgage loans serviced for others were $0.3 billion and $0.5 billion at June 30, 2025 and 2024, respectively.

Below are the changes in the MSRs for the periods presented:

	For the six months ended June 30,
	2025	2024
Beginning balance	$4,835	$4,911
Originations	102	204
Sales	(1,811)	—
Recovery	—	61
Amortization	(233)	(257)
Ending balance	2,893	4,919
Fair value of mortgage servicing rights	$4,365	$7,539

During the first quarter of 2025, the Company sold rights to service loans totaling $203.7 million in unpaid principal balances from our mortgage servicing rights portfolio. As a result of the sale, the book value of our mortgage servicing rights intangible decreased $1.8 million and generated a pre-tax gain of $0.6 million included in mortgage banking income in the consolidated statements of operations.

The fair value of MSRs was determined based upon a discounted cash flow analysis. The cash flow analysis included assumptions for discount rates and prepayment speeds. Discount rates ranged from 10.0% to 10.5% and the constant prepayment speed ranged from 6.0% to 12.8% for the June 30, 2025 valuation. The discount rate ranged from 10.0% to 10.5%, and the constant prepayment speed ranged from 6.1% to 11.3% for the June 30, 2024 valuation. Included in mortgage banking income in the consolidated statements of operations was servicing income of $0.2 million and $0.5 million for the three and six months ended June 30, 2025, respectively, and $0.4 million and $0.8 million for the three and six months ended June 30, 2024, respectively.

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

The following table shows the estimated future amortization expense during the next five years for the MSRs as of the periods presented:

Years ending December 31,	Amount
For the six months ended December 31, 2025	$166
2026	312
2027	277
2028	245
2029	217

SBA servicing asset

The SBA servicing asset represents the value associated with servicing small business real estate loans that have been sold to outside investors with servicing retained. The SBA servicing asset is evaluated and impairment is recognized to the extent fair value is less than the carrying amount. The Company evaluates impairment by stratifying the SBA servicing asset based on the predominant risk characteristics of the underlying loans, including loan type and loan term. The Company is amortizing the SBA servicing asset in proportion to and over the period of the estimated net servicing income of the underlying loans. The Company serviced $122.0 million and $132.0 million of SBA loans that have been sold into the secondary market, as of June 30, 2025 and December 31, 2024, respectively. For the three and six months ended June 30, 2025, the Company recognized SBA servicing asset fee income totaling $0.1 million and $0.3 million, respectively. During the three and six months ended June 30, 2024, the Company recognized SBA servicing asset fee income totaling $0.1 million and $0.2 million, respectively.

Below are the changes in the SBA servicing asset for the periods presented:

	For the six months ended June 30,
	2025	2024
Beginning balance	$2,862	$2,440
Originations	354	623
Disposals	(167)	(247)
(Impairment) recovery	(68)	104
Amortization	(189)	(172)
Ending balance	2,792	2,748
Fair value of SBA servicing asset	$2,792	$2,748

The Company uses assumptions and estimates in determining the fair value of SBA loan servicing rights. These assumptions include prepayment speeds, discount rates, and other assumptions. The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge. For the six months ended June 30, 2025 and 2024, the key assumptions used to determine the fair value of the Company’s SBA loan servicing rights included weighted average lifetime constant prepayment rates equal to 16.2% and 15.5%, respectively, and weighted average discount rates equal to 10.6% and 9.5%, respectively.

The following table shows the estimated future amortization expense during the next five years for the SBA servicing asset as of the periods presented:

Years ending December 31,	Amount
For the six months ended December 31, 2025	$252
2026	305
2027	269
2028	236
2029	208

Note 8 Borrowings

Borrowings consist of securities sold under agreements to repurchase, long-term debt and FHLB advances.

Securities sold under agreements to repurchase

The Company enters into repurchase agreements to facilitate the needs of its clients. As of June 30, 2025 and December 31, 2024, the Company sold securities under agreements to repurchase totaling $18.5 million and $18.9 million, respectively. The Company pledged mortgage-backed securities with a fair value of approximately $26.9 million and $31.3 million as of June 30, 2025 and December 31, 2024, respectively, for these agreements. The Company monitors collateral levels on a continuous basis and may be required to provide additional collateral based on the fair value of the underlying securities. As of June 30, 2025 and December 31, 2024, the Company had $8.4 million and $12.4 million, respectively, of excess collateral pledged for repurchase agreements.

Federal Home Loan Bank advances

As a member of the FHLB, the Banks have access to a line of credit and term financing from the FHLB with total available credit of $1.5 billion at June 30, 2025. The Company may utilize the FHLB line of credit as a funding mechanism for originated loans and loans held for sale. At June 30, 2025 and December 31, 2024, the Banks had $185.0 million and $50.0 million, respectively, of outstanding borrowings from the FHLB. The Banks may pledge investment securities and loans as collateral for FHLB advances. There were no investment securities pledged for FHLB advances at June 30, 2025 or December 31, 2024. Loans pledged were $2.4 billion and $2.6 billion at June 30, 2025 and December 31, 2024, respectively. The Company incurred $1.2 million and $2.3 million of interest expense related to FHLB advances and other short-term borrowings for the three and six months ended June 30, 2025, respectively. During the three and six months ended June 30, 2024, the Company incurred $0.1 million and $3.3 million, respectively, of interest expense related to FHLB advances and other short-term borrowings.

Long-term debt

The Company holds a subordinated note purchase agreement to issue and sell a fixed-to-floating rate note totaling $40.0 million. The balance on the note at June 30, 2025, net of long-term debt issuance costs of $0.1 million, totaled $39.9 million. At December 31, 2024, the balance on the note, net of long-term debt issuance costs of $0.2 million, totaled $39.8 million. During the three and six months ended June 30, 2025 and 2024 interest expense totaling $0.3 million and $0.6 million, respectively, was recorded in the consolidated statements of operations.

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

As part of the acquisition of BOJH on October 1, 2022, the Company assumed three subordinate note purchase agreements to issue and sell fixed-to-floating rate notes totaling $15.0 million. The balance on the notes at June 30, 2025, net of the fair value adjustment from the acquisition of $0.2 million, totaled $14.8 million. At December 31, 2024, the balance on the notes, net of the fair value adjustment from the acquisition of $0.3 million, totaled $14.7 million. Interest expense related to the notes totaling $0.1 million and $0.3 million was recorded in the consolidated statements of operations during the three and six months ended June 30, 2025, respectively. During the three and six months ended June 30, 2024, interest expense related to the notes totaling $0.1 million and $0.3 million, respectively, was recorded in the consolidated statements of operations.

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

Under the Basel III requirements, at June 30, 2025 and December 31, 2024, the Company and the Banks met all capital requirements, including the capital conservation buffer of 2.5%. The Company and the Banks had regulatory capital ratios in excess of the levels established for well-capitalized institutions, as detailed in the tables below:

	June 30, 2025
			Required to be		Required to be
			well capitalized under		considered
			prompt corrective		adequately
	Actual		action provisions		capitalized(1)
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio:
Consolidated	11.2%	$1,075,098	N/A	N/A	4.0%	$384,752
NBH Bank	10.2%	974,197	5.0%	$478,973	4.0%	383,178
Bank of Jackson Hole Trust	32.5%	12,786	5.0%	1,967	4.0%	1,574
Common equity tier 1 risk based capital:
Consolidated	14.2%	$1,075,098	N/A	N/A	7.0%	$531,134
NBH Bank	12.9%	974,197	6.5%	$490,530	7.0%	528,263
Bank of Jackson Hole Trust	74.6%	12,786	6.5%	1,115	7.0%	1,200
Tier 1 risk based capital ratio:
Consolidated	14.2%	$1,075,098	N/A	N/A	8.5%	$644,948
NBH Bank	12.9%	974,197	8.0%	$603,730	8.5%	641,463
Bank of Jackson Hole Trust	74.6%	12,786	8.0%	1,372	8.5%	1,457
Total risk based capital ratio:
Consolidated	16.1%	$1,219,667	N/A	N/A	10.5%	$796,700
NBH Bank	14.1%	1,064,020	10.0%	$754,662	10.5%	792,395
Bank of Jackson Hole Trust	74.7%	12,813	10.0%	1,715	10.5%	1,800

	December 31, 2024
			Required to be		Required to be
			well capitalized under		considered
			prompt corrective		adequately
	Actual		action provisions		capitalized(1)
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio:
Consolidated	10.7%	$1,037,550	N/A	N/A	4.0%	$388,278
NBH Bank	9.5%	921,509	5.0%	$483,533	4.0%	386,826
Bank of Jackson Hole Trust	31.0%	12,461	5.0%	2,013	4.0%	1,611
Common equity tier 1 risk based capital:
Consolidated	13.2%	$1,037,550	N/A	N/A	7.0%	$550,074
NBH Bank	11.8%	921,509	6.5%	$508,418	7.0%	547,528
Bank of Jackson Hole Trust	77.2%	12,461	6.5%	1,049	7.0%	1,129
Tier 1 risk based capital ratio:
Consolidated	13.2%	$1,037,550	N/A	N/A	8.5%	$667,947
NBH Bank	11.8%	921,509	8.0%	$625,746	8.5%	664,855
Bank of Jackson Hole Trust	77.2%	12,461	8.0%	1,291	8.5%	1,371
Total risk based capital ratio:
Consolidated	15.1%	$1,187,514	N/A	N/A	10.5%	$825,111
NBH Bank	13.0%	1,016,471	10.0%	$782,182	10.5%	821,291
Bank of Jackson Hole Trust	77.3%	12,462	10.0%	1,613	10.5%	1,694

(1)	Includes the capital conservation buffer of 2.5%.

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

Bank card fees

Bank card fees are primarily comprised of debit card income, ATM fees, merchant services income and other fees. Debit card income is primarily comprised of interchange fees earned whenever the Company’s debit cards are processed through card payment networks such as Visa. ATM fees are primarily generated when a Bank cardholder uses a non-Bank ATM or a non-Bank cardholder uses a Bank ATM. Merchant services income mainly represents fees charged to merchants to process their debit card transactions. The Company’s performance obligation for bank card fees is largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month.

Other non-interest income

Trust and wealth management fees

The trust and wealth management business offers separately managed investment account solutions and trustee services to clients.

Services may include custody of assets, trustee services, wealth management, and directed trusts. The Company charges an asset-based fee earned for personal and corporate accounts. Additional fees may include minimum annual fees, fees for additional tax reporting and preparation for irrevocable trust returns or annual flat fees for certain trusts. The performance obligations related to this revenue include items such as performing investment advisory services, custody and record-keeping services, and fund administrative and accounting services. The performance obligations are satisfied upon completion of service and fees are generally a fixed flat rate or based on a percentage of the account’s market value per the contract with the client. These fees are recorded within other non-interest income in the consolidated statements of operations.

Cambr fee income

Cambr operates a deposit acquisition and processing platform that generates core deposits from accounts offered through third-party embedded finance companies. Cambr’s platform facilitates the movement of embedded finance companies’ client deposits into FDIC-insured accounts at banks within Cambr’s network. Cambr generates fee income by charging a percentage-based fee of the deposit balance placed into the Cambr network. The performance obligation is satisfied upon completion of service, and Cambr fee income is recorded within other non-interest income in the consolidated statements of operations.

Other non-interest expense

Included within other non-interest expense are gains and losses from OREO sales, which are recognized when the Company meets its performance obligation to transfer title to the buyer. The gain or loss is measured as the excess of the proceeds received compared to the OREO carrying value. Sales proceeds are received in cash at the time of transfer.

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of FASB ASC Topic 606 (“Topic 606”), and non-interest expense in-scope of Topic 606 for the three and six months ended June 30, 2025 and 2024:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Non-interest income
In-scope of Topic 606:
Service charges and other account-related fees	$4,949	$5,178	$10,181	$10,461
Bank card fees	4,732	4,882	8,926	9,460
Other non-interest income	1,435	1,627	2,831	2,774
Non-interest income (in-scope of Topic 606)	11,116	11,687	21,938	22,695
Non-interest income (out-of-scope of Topic 606)	5,950	2,342	10,504	9,028
Total non-interest income	$17,066	$14,029	$32,442	$31,723
Non-interest expense
In-scope of Topic 606:
Other non-interest expense	$(38)	$(190)	$(38)	$(192)
Total revenue in-scope of Topic 606	$11,078	$11,497	$21,900	$22,503

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

Stock options

At June 30, 2025, the Company had 555,656 stock options outstanding at a weighted average exercise price of $32.95. No stock options were granted during the six months ended June 30, 2025. Stock option expense is a component of salaries and benefits in the consolidated statements of operations and totaled $10.6 thousand and $53.5 thousand for the three and six months ended June 30, 2025, respectively. During the three and six months ended June 30, 2024, stock option expense totaled $0.1 million and $0.2 million, respectively. At June 30, 2025, there was $55.1 thousand of total unrecognized compensation cost related to non-vested stock options granted under the plans. The cost is expected to be recognized over a weighted average period of 0.8 years.

Restricted stock awards

The Company issues primarily time-based restricted stock awards that vest over a range of a 1-3 year period. Restricted stock with time-based vesting was valued at the fair value of the shares on the date of grant as they are assumed to be held beyond the vesting period.

Performance stock units

The Company grants PSUs which represent initial target awards and do not reflect potential increases or decreases resulting from the final performance results, which are to be determined at the end of the three-year performance period (vesting date). The actual number of shares to be awarded at the end of the performance period will range from 0% - 150% of the initial target awards. For PSU components granted in 2025, one-third of the award is based on the Company’s cumulative earnings per share (EPS target), one-third is based on the Company’s relative ROTA, and one-third is based on the Company’s cumulative TSR during the performance period. On the vesting date, the Company’s annual ROTA will be compared to the respective ROTAs of companies comprising the S&P 600 Regional Banks group. The Company’s ranking will be averaged over the measurement period to determine the shares awarded. The fair value of the ROTA award was determined based on the closing stock price of the Company’s common stock on the grant date. On the vesting date, the Company’s TSR will be compared to the respective TSRs of the companies comprising the S&P 600 Regional

Banks group at the grant date to determine the shares awarded. The fair value of the TSR target portion of the award was determined using a Monte Carlo Simulation at the grant date. The fair value of the EPS target portion of the award was determined based on the closing stock price of the Company’s common stock on the grant date.

The weighted-average grant date fair value per unit for the awards granted during the six months ended June 30, 2025 of the EPS target portion, ROTA target portion and TSR target portion were $38.44, $38.44, and $32.19, respectively. The initial weighted-average performance price for the TSR target portion granted during 2025 was $45.14. During the six months ended June 30, 2025, the Company awarded an additional 3,723 units due to final performance results related to performance stock units granted in 2022.

The following table summarizes restricted stock and performance stock unit activity during the six months ended June 30, 2025:

		Weighted		Weighted
	Restricted	average grant-	Performance	average grant-
	stock shares	date fair value	stock units	date fair value
Unvested at December 31, 2024	292,014	$34.43	198,264	$34.31
Granted	161,251	38.13	74,628	36.10
Adjustment due to performance	—	—	3,723	55.54
Vested	(103,216)	35.69	(51,658)	39.63
Forfeited	(22,393)	35.63	(5,767)	33.24
Unvested at June 30, 2025	327,656	$35.77	219,190	$34.06

As of June 30, 2025, the total unrecognized compensation cost related to the non-vested restricted stock awards and performance stock units totaled $7.9 million and $4.8 million, respectively, and is expected to be recognized over a weighted average period of approximately 2.2 years and 2.2 years, respectively. Expense related to non-vested restricted stock awards totaled $1.5 million and $2.6 million during the three and six months ended June 30, 2025, respectively, and $1.5 million and $2.4 million during the three and six months ended June 30, 2024, respectively. Expense related to non-vested performance stock units totaled $0.6 million and $1.1 million during the three and six months ended June 30, 2025, respectively, and $0.5 million and $1.0 million during the three and six months ended June 30, 2024, respectively. Expense related to non-vested restricted stock awards and units is a component of salaries and benefits expense in the Company’s consolidated statements of operations.

Employee stock purchase plan

The 2014 ESPP is intended to be a qualified plan within the meaning of Section 423 of the Internal Revenue Code of 1986 and allows eligible employees to purchase shares of common stock through payroll deductions up to a limit of $25,000 per calendar year and 2,000 shares per offering period. The price an employee pays for shares is 90.0% of the fair market value of Company common stock on the last day of the offering period. The offering periods are the six-month periods commencing on March 1 and September 1 of each year and ending on August 31 and February 28 (or February 29 in the case of a leap year) of each year. There are no vesting or other restrictions on the stock purchased by employees under the ESPP. Under the ESPP, the total number of shares of common stock reserved for issuance totaled 400,000 shares, of which 206,431 was available for issuance at June 30, 2025.

Under the ESPP, employees purchased 8,099 shares and 11,620 shares during the six months ended June 30, 2025 and 2024, respectively.

Note 12 Common Stock

The Company had 38,045,622 and 38,054,482 shares of Class A common stock outstanding at June 30, 2025 and December 31, 2024, respectively. Additionally, the Company had 327,656 and 292,014 shares outstanding at June 30, 2025 and December 31, 2024, respectively, of restricted Class A common stock issued but not yet vested under the 2023 Plan that are not included in shares outstanding until such time that they are vested; however, these shares do have voting and certain dividend rights during the vesting period.

On May 9, 2023, the Company’s Board of Directors authorized a program to repurchase up to $50.0 million of the Company’s stock from time to time in either the open market or through privately negotiated transactions. During the second quarter of 2025, the Company repurchased 119,300 shares of common stock for $4.2 million at a weighted average price per share of $35.50. The remaining authorization under the current program as of June 30, 2025 was $45.8 million.

Note 13 Earnings Per Share

The Company calculates earnings per share under the two-class method, as certain non-vested share awards contain non-forfeitable rights to dividends. As such, these awards are considered securities that participate in the earnings of the Company. Non-vested shares are discussed further in note 11.

The Company had 38,045,622 and 37,899,453 shares of Class A common stock outstanding as of June 30, 2025 and 2024, respectively, exclusive of issued non-vested restricted shares. Certain stock options and non-vested restricted shares are potentially dilutive securities, but are not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive for the three and six months ended June 30, 2025 and 2024.

The following table illustrates the computation of basic and diluted earnings per share for the three and six months ended June 30, 2025 and 2024:

	For the three months ended		For the six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net income	$34,022	$26,135	$58,253	$57,526
Less: income allocated to participating securities	(289)	(89)	(486)	(154)
Income allocated to common shareholders	$33,733	$26,046	$57,767	$57,372
Weighted average shares outstanding for basic earnings per common share	38,075,896	38,210,869	38,072,196	38,121,114
Dilutive effect of equity awards	75,914	161,908	114,464	178,321
Weighted average shares outstanding for diluted earnings per common share	38,151,810	38,372,777	38,186,660	38,299,435
Basic earnings per share	$0.89	$0.68	$1.52	$1.51
Diluted earnings per share	0.88	0.68	1.51	1.50

The Company had 555,656 and 709,026 outstanding stock options to purchase common stock at weighted average exercise prices of $32.95 and $31.50 per share at June 30, 2025 and 2024, respectively, which have time-vesting criteria, and as such, any dilution is derived only for the timeframe in which the vesting criteria had been met and where the inclusion of those stock options is dilutive. The Company had 219,190 and 201,626 unvested performance stock units issued as of June 30, 2025 and 2024, respectively, which have performance, market and/or time-vesting criteria, and as such, any dilution is derived only for the timeframe in which the vesting criteria had been met and where the inclusion of those units is dilutive.

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

Fair values of derivative instruments on the balance sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the consolidated statements of financial condition as of June 30, 2025 and December 31, 2024. Information about the valuation methods used to measure fair value is provided in note 16.

		Asset derivatives fair value			Liability derivatives fair value
	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
	location	2025	2024	location	2025	2024
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$23,341	$31,864	Other liabilities	$2,264	$1,296
Total derivatives designated as hedging instruments		$23,341	$31,864		$2,264	$1,296

Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$8,710	$7,773	Other liabilities	$8,718	$7,780
Interest rate lock commitments	Other assets	572	282	Other liabilities	—	—
Forward contracts	Other assets	—	104	Other liabilities	248	10
Total derivatives not designated as hedging instruments		$9,282	$8,159		$8,966	$7,790

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

For derivatives that qualify and are designated as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest income in the same periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis. The earnings recognition of excluded components is included in interest income. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income as interest payments are received on the Company’s variable-rate assets. As of June 30, 2025, the Company had cash flow hedges with a notional amount of $200.0 million. The Company expects to reclassify $0.7 million from AOCI as a reduction to interest income during the next 12 months.

Fair value hedges

Interest rate swaps designated as fair value hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of June 30, 2025 and December 31, 2024, the Company had interest rate swaps with a notional amount of $343.1 million and $348.5 million, respectively, which were designated as fair value hedges of interest rate risk.

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
	Carrying amount of hedged assets		carrying amount of hedged assets(1)
Line item in the consolidated statements of financial	June 30,	December 31,	June 30,	December 31,
condition in which the hedged item is included	2025	2024	2025	2024
Loans receivable	$449,494	$456,098	$(19,613)	$(28,698)

(1)

Fair value hedge adjustments included basis adjustments on terminated positions to be amortized through the contractual maturity date of each respective hedged item. Excluding those terminated positions, the fair value hedge adjustments consisted of losses totaling $21.8 million and $31.2 million as of June 30, 2025 and December 31, 2024, respectively.

Non-designated hedges

Derivatives not designated as hedges are not speculative and consist of interest rate swaps with commercial banking clients that facilitate their respective risk management strategies. Interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the client swaps and the offsetting swaps are recognized directly in earnings. As of June 30, 2025 and December 31, 2024, the Company had matched interest rate swap transactions with an aggregate notional amount of $801.8 million and $840.9 million, respectively, related to this program. Derivative fee income from non-designated hedges totaled zero and $0.2 million for the three and six months ended June 30, 2025, respectively. During the three and six months ended June 30, 2024, derivative fee income from non-designated hedges totaled zero and $0.9 million, respectively.

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

The Company had interest rate lock commitments with a notional value of $25.7 million and forward contracts with a notional value of $31.1 million at June 30, 2025. At December 31, 2024, the Company had interest rate lock commitments with a notional value of $20.0 million and forward contracts with a notional value of $29.2 million.

Effect of derivative instruments on the consolidated statements of operations and accumulated other comprehensive income

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the three and six months ended June 30, 2025 and 2024:

	Location of gain (loss)	Amount of (loss) gain recognized in income on derivatives
	recognized in income on	For the three months ended June 30,		For the six months ended June 30,
Derivatives in hedging relationships	derivatives	2025	2024	2025	2024
Fair value hedging relationships - Interest rate products	Interest and fees on loans	$(1,264)	$3,455	$(6,107)	$12,548
Cash flow hedging relationships - Interest rate products	Interest and fees on loans	(366)	(514)	(721)	(1,027)
Total		$(1,630)	$2,941	$(6,828)	$11,521

	Location of gain (loss)	Amount of gain (loss) recognized in income on derivatives
	recognized in income on	For the three months ended June 30,		For the six months ended June 30,
Hedged items	hedged items	2025	2024	2025	2024
Interest rate products	Interest and fees on loans	$2,759	$(946)	$9,084	$(7,494)

	Location of gain (loss)	Amount of gain (loss) recognized in income on derivatives
Derivatives not designated	recognized in income on	For the three months ended June 30,		For the six months ended June 30,
as hedging instruments	derivatives	2025	2024	2025	2024
Interest rate products	Other non-interest expense	$1	$232	$(1)	$—
Interest rate lock commitments	Mortgage banking income	(175)	(61)	360	271
Forward contracts	Mortgage banking income	(164)	80	(342)	125
Total		$(338)	$251	$17	$396

The tables below present the effect of cash flow hedge accounting on AOCI as of the dates presented.

	For the three months ended June 30, 2025
	Loss recognized in OCI on derivatives	Loss recognized in OCI included component	Loss recognized in OCI excluded component	Location of loss recognized from AOCI into income	Loss reclassified from AOCI into income	Loss reclassified from AOCI into income included component	Loss reclassified from AOCI into income excluded component
Derivatives in cash flow hedging relationships:
Interest rate products	$(65)	$(51)	$(14)	Interest income	$(366)	$(248)	$(118)

	For the six months ended June 30, 2025
	Loss recognized in OCI on derivatives	Loss recognized in OCI included component	Loss recognized in OCI excluded component	Location of loss recognized from AOCI into income	Loss reclassified from AOCI into income	Loss reclassified from AOCI into income included component	Loss reclassified from AOCI into income excluded component
Derivatives in cash flow hedging relationships:
Interest rate products	$(46)	$(36)	$(10)	Interest income	$(721)	$(487)	$(234)

	For the three months ended June 30, 2024
	Loss recognized in OCI on derivatives	Loss recognized in OCI included component	Loss recognized in OCI excluded component	Location of loss recognized from AOCI into income	Loss reclassified from AOCI into income	Loss reclassified from AOCI into income included component	Loss reclassified from AOCI into income excluded component
Derivatives in cash flow hedging relationships:
Interest rate products	$(408)	$(256)	$(152)	Interest income	$(514)	$(396)	$(118)

	For the six months ended June 30, 2024
	Loss recognized in OCI on derivatives	Loss recognized in OCI included component	Loss recognized in OCI excluded component	Location of loss recognized from AOCI into income	Loss reclassified from AOCI into income	Loss reclassified from AOCI into income included component	Loss reclassified from AOCI into income excluded component
Derivatives in cash flow hedging relationships:
Interest rate products	$(1,836)	$(1,258)	$(578)	Interest income	$(1,027)	$(791)	$(236)

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

As of June 30, 2025, the termination value of derivatives in a net liability position related to these agreements was zero. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and, as of June 30, 2025, the Company had met these thresholds. If the Company had breached any of these provisions at June 30, 2025, it could have been required to settle its obligations under the agreements at the termination value.

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

Total unfunded commitments at June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025	December 31, 2024
Commitments to fund loans	$570,397	$663,859
Unfunded commitments under lines of credit	714,931	752,861
Commercial and standby letters of credit	12,319	10,760
Total unfunded commitments	$1,297,647	$1,427,480

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

Contingencies

Mortgage loans sold to investors may be subject to repurchase or indemnification in the event of specific default by the borrower or subsequent discovery that underwriting standards were not met. The Company established a reserve liability for expected losses related to these representations and warranties based upon management’s evaluation of actual and historical loss history, delinquency trends or other documentation or deficiency findings in the portfolio and economic conditions. Charges against the reserve during the three and six months ended June 30, 2025 totaling $21 thousand and $66 thousand, respectively, were primarily driven by early payoffs and repurchases. Charges against the reserve during the three and six months ended June 30, 2024 totaling $10 thousand and $36 thousand, respectively, were primarily driven by early payoffs and repurchases. The repurchase reserve is included in other liabilities in the consolidated statements of financial condition.

The following table summarizes mortgage repurchase reserve activity for the periods presented:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Beginning balance	$865	$1,172	$1,000	$1,198
Provision released from operating expense, net	(120)	(73)	(210)	(73)
Charge-offs	(21)	(10)	(66)	(36)
Ending balance	$724	$1,089	$724	$1,089

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

Note 16 Fair Value Measurements

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to disclose the fair value of its financial instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For disclosure purposes, the Company groups its financial and non-financial assets and liabilities into three different levels based on the nature of the instrument and the availability and reliability of the information that is used to determine fair value. The three levels are defined as follows:

●	Level 1—Includes assets or liabilities in which the valuation methodologies are based on unadjusted quoted prices in active markets for identical assets or liabilities.
●	Level 2—Includes assets or liabilities in which the inputs to the valuation methodologies are based on similar assets or liabilities in inactive markets, quoted prices for identical or similar assets or liabilities in inactive markets, and inputs other than quoted prices that are observable, such as interest rates, yield curves, volatilities, prepayment speeds and other inputs obtained from observable market input.
●	Level 3—Includes assets or liabilities in which the inputs to the valuation methodology are based on at least one significant assumption that is not observable in the marketplace. These valuations may rely on management’s judgment and may include internally developed model-based valuation techniques.

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

Changes in the valuation inputs used for measuring the fair value of financial instruments may occur due to changes in current market conditions or other factors. Such changes may necessitate a transfer of the financial instruments to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfer occurs. During the six months ended June 30, 2025 and 2024, there were no transfers of financial instruments between the hierarchy levels.

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

Mortgage banking derivatives—The Company relies on a third-party pricing service to value its mortgage banking derivative financial assets and liabilities, which the Company classifies as a level 3 valuation. The external valuation model to estimate the fair value of its interest rate lock commitments to originate residential mortgage loans held for sale includes grouping the interest rate lock commitments by interest rate and terms, applying an average 86.4% estimated pull-through rate based on historical experience, and then multiplying by quoted investor prices determined to be reasonably applicable to the loan commitment groups based on interest rate, terms and rate lock expiration dates of the loan commitment groups. The Company also relies on an external valuation model to estimate the fair value of its forward commitments to sell residential mortgage loans (i.e., an estimate of what the Company would receive or pay to terminate the forward delivery contract based on market prices for similar financial instruments), which includes matching specific terms and maturities of the forward commitments against applicable investor pricing.

The tables below present the financial instruments measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 in the consolidated statements of financial condition utilizing the hierarchy structure described above:

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale
U.S. Treasuries	$73,698	$—	$—	$73,698
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	—	216,002	—	216,002
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	—	339,532	—	339,532
Corporate debt	—	1,990	—	1,990
Loans held for sale	—	20,784	—	20,784
Interest rate swap derivatives	—	32,051	—	32,051
Mortgage banking derivatives	—	—	572	572
Total assets at fair value	$73,698	$610,359	$572	$684,629
Liabilities:
Interest rate swap derivatives	$—	$10,982	$—	$10,982
Mortgage banking derivatives	—	—	248	248
Total liabilities at fair value	$—	$10,982	$248	$11,230

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale
U.S. Treasuries	$24,874	$—	$—	$24,874
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	—	135,045	—	135,045
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	—	364,938	—	364,938
Corporate debt	—	1,962	—	1,962
Loans held for sale	—	24,495	—	24,495
Interest rate swap derivatives	—	39,637	—	39,637
Mortgage banking derivatives	—	—	386	386
Total assets at fair value	$24,874	$566,077	$386	$591,337
Liabilities:
Interest rate swap derivatives	$—	$9,076	$—	$9,076
Mortgage banking derivatives	—	—	10	10
Total liabilities at fair value	$—	$9,076	$10	$9,086

The table below details the changes in level 3 financial instruments during the six months ended June 30, 2025:

Mortgage banking
derivatives, net
Balance at December 31, 2024	$376
Gain included in earnings, net	18
Fees and (costs) included in earnings, net	(70)
Balance at June 30, 2025	$324

Fair Value of Financial Instruments Measured on a Non-recurring Basis

Certain assets may be recorded at fair value on a non-recurring basis as conditions warrant. These non-recurring fair value measurements typically result from the application of lower of cost or fair value accounting or a write-down occurring during the period.

Individually evaluated loans—The Company records individually evaluated loans based on the fair value of the collateral when it is probable that the Company will be unable to collect all contractual amounts due in accordance with the terms of the loan agreement. The Company relies on third-party appraisals and internal assessments, utilizing a discount rate in the range of 6% - 35% with a weighted average discount rate of 15.2%, in determining the estimated fair values of these loans. The inputs used to determine the fair values of loans are considered level 3 inputs in the fair value hierarchy. At June 30, 2025, the Company recorded a specific reserve of $6.3 million related to 15 loans with a carrying balance of $26.0 million. At June 30, 2024, the Company recorded a specific reserve of $6.9 million related to 12 loans with a carrying balance of $24.1 million.

Mortgage servicing rights—MSRs represent the value associated with servicing residential real estate loans that have been sold to outside investors with servicing retained. The fair value for servicing assets is determined through discounted cash flow analysis and utilizes a discount rate and weighted average rate ranging from 10.0% to 10.5% at June 30, 2025 and prepayment speed assumption ranges of 6.0% to 12.8% with a weighted average rate of 6.2% at June 30, 2025. The weighted average MSRs are subject to impairment testing. The carrying values of these MSRs are reviewed quarterly for impairment based upon the calculation of fair value. For purposes of measuring impairment, the MSRs are stratified into certain risk characteristics including note type and note term. If the valuation model reflects a value less than the carrying value, MSRs are adjusted to fair value through a valuation allowance and the adjustment is included in mortgage banking income in the consolidated statements of operations. During the six months ended June 30, 2025 and 2024, the Company recorded impairments totaling zero and recoveries totaling $61 thousand, respectively. The inputs used to determine the fair values of MSRs are considered level 3 inputs in the fair value hierarchy.

SBA servicing asset—The SBA servicing asset represents the value associated with servicing small business real estate loans that have been sold to outside investors with servicing retained. The fair value for the SBA servicing asset is determined through a discounted cash flow analysis and utilizes a weighted average discount rate of 10.6% and a weighted average lifetime constant prepayment rate of 16.2%. The SBA servicing asset is amortized over the period of the estimated future net servicing life of the underlying assets, and it is evaluated quarterly for impairment based upon the fair value of the rights as compared to their amortized cost. Impairment is recognized on the income statement to the extent the fair value is less than the capitalized amount of the SBA servicing asset. The Company recorded $68.0 thousand of impairment and no impairment for the six months ended June 30, 2025 and 2024, respectively.

The Company may be required to record fair value adjustments on other available-for-sale and municipal securities valued at par on a non-recurring basis.

The tables below provide information regarding losses from assets recorded at fair value on a non-recurring basis during the six months ended June 30, 2025 and 2024:

	June 30, 2025
	Total	Losses from fair value changes
Individually evaluated loans	$51,395	$15,994
SBA servicing rights	2,792	68
Total	$54,187	$16,062

	June 30, 2024
	Total	Losses from fair value changes
Individually evaluated loans	$46,406	$4,883

The Company did not record any liabilities measured at fair value on a non-recurring basis during the six months ended June 30, 2025 or 2024.

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

The fair value of financial instruments at June 30, 2025 and December 31, 2024 are set forth below:

	Level in fair value	June 30, 2025		December 31, 2024
	measurement	Carrying	Estimated	Carrying	Estimated
	hierarchy	amount	fair value	amount	fair value
ASSETS
Cash and cash equivalents	Level 1	$296,483	$296,483	$127,848	$127,848
U.S. Treasury securities - AFS	Level 1	73,698	73,698	24,874	24,874
U.S. Treasury securities - HTM	Level 1	24,781	24,569	49,639	49,159
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises available-for-sale	Level 2	216,002	216,002	135,045	135,045
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises available-for-sale	Level 2	339,532	339,532	364,938	364,938
Corporate debt available-for-sale	Level 2	1,990	1,990	1,962	1,962
Other available-for-sale securities	Level 3	725	725	728	728
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises held-to-maturity	Level 2	253,329	225,555	271,105	234,286
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises held-to-maturity	Level 2	439,122	403,101	212,364	167,941
FHLB and FRB stock	Level 2	32,412	32,412	27,984	27,984
Loans receivable	Level 3	7,486,918	7,342,959	7,751,143	7,535,875
Loans held for sale	Level 2	20,784	20,784	24,495	24,495
Accrued interest receivable	Level 2	42,927	42,927	43,469	43,469
Interest rate swap derivatives	Level 2	32,051	32,051	39,637	39,637
Mortgage banking derivatives	Level 3	572	572	386	386
LIABILITIES
Deposit transaction accounts	Level 2	7,195,223	7,195,223	7,217,857	7,217,857
Time deposits	Level 2	1,074,261	1,074,402	1,020,036	1,021,763
Securities sold under agreements to repurchase	Level 2	18,513	18,513	18,895	18,895
Long-term debt	Level 2	54,719	51,640	55,000	49,168
Federal Home Loan Bank advances	Level 2	185,000	185,000	50,000	50,000
Accrued interest payable	Level 2	14,284	14,284	15,146	15,146
Interest rate swap derivatives	Level 2	10,982	10,982	9,076	9,076
Mortgage banking derivatives	Level 3	248	248	10	10

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

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes as of and for the three and six months ended June 30, 2025, and with our annual report on Form 10-K (file number 001-35654), which includes our audited consolidated financial statements and related notes as of and for the years ended December 31, 2024, 2023 and 2022. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that may cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the section entitled “Cautionary Note Regarding Forward-Looking Statements” located elsewhere in this quarterly report and in Item 1A“Risk Factors” in the annual report on Form 10-K, referenced above, and should be read herewith.

All amounts are in thousands, except share and per share data, or as otherwise noted.

Overview

Our focus is on building relationships by creating a win-win scenario for our clients and our Company. We believe in providing solutions and services to our clients that are based on fairness and simplicity. We have established a solid financial services franchise with a sizable presence for deposit gathering and building client relationships necessary for growth. We have executed on strategic acquisition opportunities to expand our presence in attractive markets and to diversify our revenue streams. Additionally, we are innovating and building strategic fintech partnerships with the goal of delivering a comprehensive digital financial ecosystem for our clients. We are focused on providing small- and medium-sized businesses with alternative digital access to address borrowing, depository and cash management needs, while also providing information management and access to digital payment tools, under the safety of a regulated bank. We believe that our established presence in our core markets of Colorado, the greater Kansas City region, Utah, Wyoming, Texas, New Mexico and Idaho, as well as our ongoing investment in digital solutions and strategic acquisitions position us well for growth opportunities. As of June 30, 2025, we had $10.0 billion in assets, $7.5 billion in loans, $8.3 billion in deposits, $1.4 billion in equity and $1.0 billion in assets under management in our trust and wealth management business.

Operating Highlights

Profitability and returns

●

Net income increased $0.7 million to $58.3 million, or $1.51 per diluted share, for the six months ended June 30, 2025, compared to net income of $57.5 million, or $1.50 per diluted share, for the six months ended June 30, 2024.

●	The return on average tangible assets increased one basis point to 1.29% for the six months ended June 30, 2025, compared to the six months ended June 30, 2024.
●	The return on average tangible common equity was 12.44% for the six months ended June 30, 2025, compared to 13.77% for the six months ended June 30, 2024.

   Strategic execution

●

The Company continued to invest in digital solutions for our clients, through our financial ecosystem 2UniFi, that launched in July 2025. We believe 2UniFi will increase access to financial services while reducing the costs of banking for small- and medium-sized businesses. In conjunction with the continued investment in the 2UniFi buildout, the Company incurred $8.0 million and $5.7 million of non-interest expense during the six months ended June 30, 2025 and 2024, respectively, primarily within salaries and benefits, occupancy and equipment, and professional fees.

●

In July 2025, the Company announced a strategic partnership and investment with Nav, a leading credit and financial health platform for small business owners offering a suite of tools to help entrepreneurs access, monitor, and build their business credit. Nav will support 2UniFi through integration within the Nav marketplace for small business deposit and lending solutions.

●

Continued diligent expense management. In light of on-going economic uncertainty, the Company executed on a core bank personnel expense reduction plan resulting in non-recurring restructuring charges of $0.3 million during the second quarter of 2025.

●	FTE pre-provision net revenue increased $8.6 million, or 11.2%, to $85.4 million for the six months ended June 30, 2025, compared to the same period prior year.

●	During the second quarter of 2025, the Company repurchased 119,300 shares of common stock for $4.2 million at a weighted average price per share of $35.50.
●

The Company prudently manages liquidity and maintains a profile focused on core deposits and stable, long-term and diversified funding sources, including access to Cambr platform deposits. The investment securities portfolio has a short average duration, and, at June 30, 2025, the Company’s interest rate risk model indicated a fairly neutral position in terms of interest rate sensitivity.

   Loan portfolio

●	Total loans at June 30, 2025 totaled $7.5 billion, compared to $7.8 billion at December 31, 2024.
●	The Company generated loan fundings totaling $578.4 million, during the six months ended June 30, 2025, with a weighted average new loan origination rate of 7.4%.
●

The Company maintained a conservatively structured loan portfolio represented by diverse industries and concentrations with industry sector concentrations at 15% or less of total loans, and all concentration levels remain well below our self-imposed limits.

●

Non-owner occupied CRE loans, which are comprised of multiple industry sectors, were 141.1% of the Company’s risk based capital, or 23.0% of total loans, and no specific property type comprised more than 10.0% of total loans at June 30, 2025.

●	The Company maintains little exposure to non-owner occupied CRE retail properties and office properties, comprising 2.0% and 1.3% of total loans, respectively, at June 30, 2025.
●	Multifamily loans totaled $321.2 million, or 4.3% of total loans at June 30, 2025.
●	We do not originate high-dollar non-amortizing or balloon payment mortgage loans to our clients.

   Credit quality

●	Allowance for credit losses totaled 1.19% of total loans at June 30, 2025, compared to 1.22% at December 31, 2024.
●	The Company recorded provision expense for credit losses totaling $10.2 million and $2.8 million during the six months ended June 30, 2025 and 2024, respectively.
●	Non-performing loans (comprised of non-accrual loans and non-accrual modified loans) improved one basis point to 0.45% of total loans at June 30, 2025, compared to 0.46% at December 31, 2024.
●

Net charge-offs of $16.1 million and $4.2 million were recorded during the six months ended June 30, 2025 and 2024, respectively, and annualized net charge-offs to average total loans totaled 0.43% and 0.11% for the six months ended June 30, 2025 and 2024, respectively.

   Client deposit funded balance sheet

.9
●	Average total deposits for the six months ended June 30, 2025 totaled $8.2 billion, compared to $8.3 billion for the six months ended June 30, 2024.
●	Average transaction deposits for the six months ended June 30, 2025 and 2024 totaled $7.2 billion and $7.3 billion, respectively.
●	The mix of transaction deposits to total deposits was 87.0% and 87.8% at June 30, 2025 and 2024, respectively.
●

Cost of deposits totaled 2.04% for the six months ended June 30, 2025, compared to 2.23% for the six months ended June 30, 2024, as a result of our disciplined deposit pricing over the last 12 months as the FRB lowered rates.

●	Approximately 78% of our deposits were FDIC insured as of June 30, 2025.

   Liquidity

.9
●	On-balance sheet liquidity totaled $895.8 million at June 30, 2025 and was comprised of $296.5 million of cash and $599.3 million of unencumbered investments.
●

Liquidity is monitored and managed to ensure that sufficient funds are available on-demand to meet our business needs. At June 30, 2025, the Company’s available secured and committed borrowing capacity at the FHLB and FRB totaled $2.3 billion. The Company also accesses a variety of other short-term and long-term unsecured funding sources, which include access to Cambr platform deposits, multiple brokered deposit platform options and lines of credit.

●

Our investment securities portfolio has a short average duration and is largely backed by U.S. government or government sponsored entities giving us confidence we will not realize material losses. Regarding the fair value of investment securities, our accumulated other comprehensive loss does not have a material impact on our capital position. Our tangible common equity capital ratio, which includes the accumulated other comprehensive loss, totaled 10.5% at June 30, 2025, compared to 10.2% at December 31, 2024.

   Revenues

●	FTE net interest income increased $6.9 million to $177.9 million during the six months ended June 30, 2025, compared to the six months ended June 30, 2024.
●

The FTE net interest margin widened 17 basis points to 3.94% for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, driven by a decrease in the cost of funds, partially offset by a decrease in earning asset yields. The cost of funds improved 21 basis points to 2.08% for the six months ended June 30, 2025, compared to the six months ended June 30, 2024.

●

During the six months ended June 30, 2025, non-interest income increased $0.7 million to $32.4 million, compared to the six months ended June 30, 2024, primarily due to a $0.7 million increase in the gains on sales of previously consolidated banking center properties and a $0.4 million increase in trust income.

   Expenses

●

During the six months ended June 30, 2025, non-interest expense decreased $1.0 million to $124.9 million, compared to the six months ended June 30, 2024, as a result of disciplined expense management and payroll tax credits realized during the first quarter 2025.

●

The FTE efficiency ratio, excluding other intangible assets amortization, improved 2.61% to 57.53% during the six months ended June 30, 2025, compared to 60.14% during the six months ended June 30, 2024.

●

Income tax expense totaled $13.1 million during the six months ended June 30, 2025, consistent with the prior year. The effective tax rate for the six months ended June 30, 2025 was 18.4%, compared to 18.2% for the full year 2024.

   Strong capital position

●

Capital ratios continue to be well in excess of federal bank regulatory agency “well capitalized” thresholds. At June 30, 2025, our consolidated tier 1 leverage ratio was 11.18%, and our consolidated common equity tier 1 and tier 1 risk based capital ratios were 14.17%.

●

At June 30, 2025, common book value per share was $35.55. Tangible common book value per share increased $1.36 to $26.64, during the six months ended June 30, 2025, driven by earnings after covering quarterly dividends and a $0.37 improvement in accumulated other comprehensive loss.

Key Challenges

Macroeconomic pressures, including uncertainty in tariff policies, have resulted in volatility and uncertainty in the banking industry and many other industries. The sustained higher-interest rate environment and wait-and-see attitudes of clients are drawing increased scrutiny on financial institutions. Liquidity within the financial services sector has tightened, and we expect the intense competition for deposits throughout our markets to continue. While these are widespread challenges for the banking industry, the Company has not experienced a material impact to our financial condition, operations, client base, liquidity, capital position or risk profile.

Additionally, we face continual challenges implementing our business strategy. These include growing our assets, particularly loans, and deposits amidst intense competition, changing interest rates, adhering to changes in the regulatory environment and identifying and consummating disciplined acquisition and other expansionary opportunities in a very competitive and inflationary environment. In connection with our digital growth strategy and our digital financial ecosystem 2UniFi, we have made and will continue to make investments in and also partner with third-party fintech companies. The innovations these companies develop for utilization by 2UniFi may prove difficult to successfully integrate into our existing operations and may require additional operational and control systems to manage fraud, cybersecurity, operational, legal and compliance risks.

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

Key Metrics(1)

	As of and for the three months ended			As of and for the six months ended
	June 30,	December 31,	June 30,	June 30,	June 30,
	2025	2024	2024	2025	2024
Return on average assets	1.38%	1.13%	1.06%	1.19%	1.17%
Return on average tangible assets(2)	1.49%	1.23%	1.17%	1.29%	1.28%
Return on average tangible assets, adjusted(2)(3)	1.49%	1.44%	1.17%	1.29%	1.28%
Return on average equity	10.15%	8.59%	8.46%	8.80%	9.37%
Return on average tangible common equity(2)	14.18%	12.31%	12.44%	12.44%	13.77%
Return on average tangible common equity, adjusted(2)(3)	14.18%	14.40%	12.44%	12.44%	13.77%
Loan to deposit ratio (end of period)(4)	90.54%	94.09%	92.18%	90.54%	92.18%
Non-interest bearing deposits to total deposits (end of period)	26.22%	26.87%	26.61%	26.22%	26.61%
Net interest margin(5)	3.86%	3.91%	3.69%	3.85%	3.69%
Net interest margin FTE(2)(5)(6)	3.95%	3.99%	3.76%	3.94%	3.77%
Interest rate spread FTE(2)(6)(7)	3.06%	3.06%	2.75%	3.06%	2.78%
Yield on earning assets(8)	5.80%	5.90%	5.84%	5.78%	5.82%
Yield on earning assets FTE(2)(6)(8)	5.88%	5.98%	5.92%	5.87%	5.90%
Cost of funds	2.09%	2.15%	2.32%	2.08%	2.29%
Cost of deposits	2.05%	2.12%	2.31%	2.04%	2.23%
Non-interest income to total revenue FTE(6)(9)	16.04%	10.78%	14.13%	15.42%	15.65%
Efficiency ratio	60.24%	63.75%	64.62%	60.50%	63.17%
Efficiency ratio excluding other intangible assets amortization, adjusted FTE(2)(3)(6)	57.32%	57.03%	61.52%	57.53%	60.14%
Pre-provision net revenue	$41,544	$36,704	$34,528	$81,594	$73,418
Pre-provision net revenue FTE(2)(6)	43,456	38,578	36,239	85,416	76,821
Pre-provision net revenue FTE, adjusted(2)(3)(6)	43,456	45,160	36,239	85,416	76,821

Total Loans Asset Quality Data(4)(10)(11)
Non-performing loans to total loans	0.45%	0.46%	0.34%	0.45%	0.34%
Non-performing assets to total loans and OREO	0.45%	0.47%	0.36%	0.45%	0.36%
Allowance for credit losses to total loans	1.19%	1.22%	1.25%	1.19%	1.25%
Allowance for credit losses to non-performing loans	266.66%	262.42%	370.18%	266.66%	370.18%
Net charge-offs to average loans	0.05%	0.11%	0.22%	0.43%	0.11%

(1)	Ratios are annualized.
(2)	Represents a non-GAAP financial measure. See non-GAAP reconciliations below.
(3)	Ratios are adjusted for loss on security sales in Q4 2024. See non-GAAP reconciliation below.
(4)	Total loans are net of unearned discounts and fees.
(5)	Net interest margin represents net interest income, including accretion income on interest earning assets, as a percentage of average interest earning assets.
(6)

Presented on an FTE basis using the statutory rate of 21% for all periods presented. The taxable equivalent adjustments included above are $1,912, $1,874 and $1,711 for the three months ended June 30, 2025, December 31, 2024 and June 30, 2024, respectively. For the six months ended June 30, 2025 and 2024, taxable equivalent adjustments included above are $3,822 and $3,403, respectively.

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

About Non-GAAP Financial Measures

Certain financial measures and ratios we present, including “tangible assets,” “average tangible assets,” “return on average tangible assets,” “tangible common equity,” “tangible common equity to tangible assets,” “return on average tangible common equity,” “tangible common book value,” “tangible common book value per share,” “tangible common equity to tangible assets,” “net income excluding the impact of other intangible assets amortization expense, after tax,” “adjusted net income,” “adjusted earnings per share – diluted,” “adjusted return on average tangible assets,” “adjusted return on average tangible common equity,” “efficiency ratio excluding other intangible assets amortization FTE, adjusted for the loss on security sales,” “pre-provision net revenue,” “pre-provision net revenue FTE,” “pre-provision net revenue FTE, adjusted for the loss on security sales,” “non-interest income adjusted for the loss on security sales,” “non-interest expense excluding other intangible assets amortization,” and “FTE” metrics, are supplemental measures that are not required by, or are not presented in accordance with, U.S. GAAP. We refer to these financial measures and ratios as “non-GAAP financial measures.” We consider the use of select non-GAAP financial measures and ratios to be useful for financial and operational decision making and useful in evaluating period-to-period comparisons. We believe that these non-GAAP financial measures provide meaningful supplemental information regarding our performance by excluding certain expenditures or assets that we believe are not indicative of our primary business operating results or by presenting certain metrics on an FTE basis. We believe that management and investors benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting, analyzing and comparing past, present and future periods.

These non-GAAP financial measures should not be considered a substitute for financial information presented in accordance with GAAP and you should not rely on non-GAAP financial measures alone as measures of our performance. The non-GAAP financial measures we present may differ from non-GAAP financial measures used by our peers or other companies. We compensate for these differences by providing the equivalent GAAP measures whenever we present the non-GAAP financial measures and by including a reconciliation of the impact of the components adjusted for in the non-GAAP financial measure so that both measures and the individual components may be considered when analyzing our performance.

A reconciliation of our GAAP financial measures to the comparable non-GAAP financial measures is as follows:

Tangible Common Book Value Ratios

	June 30,	December 31,	June 30,
	2025	2024	2024
Total shareholders’ equity	$1,352,496	$1,305,075	$1,247,644
Less: goodwill and other intangible assets, net	(352,854)	(356,777)	(360,732)
Add: deferred tax liability related to goodwill	13,741	13,535	12,871
Tangible common equity (non-GAAP)	$1,013,383	$961,833	$899,783

Total assets	$9,998,729	$9,807,693	$9,970,851
Less: goodwill and other intangible assets, net	(352,854)	(356,777)	(360,732)
Add: deferred tax liability related to goodwill	13,741	13,535	12,871
Tangible assets (non-GAAP)	$9,659,616	$9,464,451	$9,622,990

Tangible common equity to tangible assets calculations:
Total shareholders’ equity to total assets	13.53%	13.31%	12.51%
Less: impact of goodwill and other intangible assets, net	(3.04)%	(3.15)%	(3.16)%
Tangible common equity to tangible assets (non-GAAP)	10.49%	10.16%	9.35%

Tangible common book value per share calculations:
Tangible common equity (non-GAAP)	$1,013,383	$961,833	$899,783
Divided by: ending shares outstanding	38,045,622	38,054,482	37,899,453
Tangible common book value per share (non-GAAP)	$26.64	$25.28	$23.74

Return on Average Tangible Assets and Return on Average Tangible Equity

	As of and for the three months ended			As of and for the six months ended
	June 30,	December 31,	June 30,	June 30,	June 30,
	2025	2024	2024	2025	2024
Net income	$34,022	$28,184	$26,135	$58,253	$57,526
Add: adjustments, after tax (non-GAAP)(1)	—	5,048	—	—	—
Net income adjusted for the loss on security sales, after tax (non-GAAP)(1)	$34,022	$33,232	$26,135	$58,253	$57,526

Net income	$34,022	$28,184	$26,135	$58,253	$57,526
Add: impact of other intangible assets amortization expense, after tax	1,492	1,516	1,516	3,006	3,055
Net income excluding the impact of other intangible assets amortization expense, after tax (non-GAAP)	$35,514	$29,700	$27,651	$61,259	$60,581

Net income excluding the impact of other intangible assets amortization expense, after tax (non-GAAP)	$35,514	$29,700	$27,651	$61,259	$60,581
Add: adjustments, after tax (non-GAAP)(1)	—	5,048	—	—	—
Net income excluding the impact of other intangible assets amortization expense, adjusted for the loss on security sales, after tax (non-GAAP)(1)	$35,514	$34,748	$27,651	$61,259	$60,581

Average assets	$9,873,135	$9,957,195	$9,891,665	$9,894,461	$9,889,963
Less: average goodwill and other intangible assets, net of deferred tax liability related to goodwill	(340,330)	(344,417)	(349,030)	(341,320)	(350,040)
Average tangible assets (non-GAAP)	$9,532,805	$9,612,778	$9,542,635	$9,553,141	$9,539,923

Average shareholders’ equity	$1,344,767	$1,304,629	$1,243,156	$1,334,399	$1,234,719
Less: average goodwill and other intangible assets, net of deferred tax liability related to goodwill	(340,330)	(344,417)	(349,030)	(341,320)	(350,040)
Average tangible common equity (non-GAAP)	$1,004,437	$960,212	$894,126	$993,079	$884,679

Return on average assets	1.38%	1.13%	1.06%	1.19%	1.17%
Adjusted return on average assets (non-GAAP)	1.38%	1.33%	1.06%	1.19%	1.17%
Return on average tangible assets (non-GAAP)	1.49%	1.23%	1.17%	1.29%	1.28%
Adjusted return on average tangible assets (non-GAAP)(1)	1.49%	1.44%	1.17%	1.29%	1.28%
Return on average equity	10.15%	8.59%	8.46%	8.80%	9.37%
Adjusted return on average equity (non-GAAP)	10.15%	10.13%	8.46%	8.80%	9.37%
Return on average tangible common equity (non-GAAP)	14.18%	12.31%	12.44%	12.44%	13.77%
Adjusted return on average tangible common equity (non-GAAP)(1)	14.18%	14.40%	12.44%	12.44%	13.77%

(1) Adjustments:
Loss on security sales (non-GAAP)	$—	$6,582	$—	$—	$—
Tax benefit impact	—	(1,534)	—	—	—
Total adjustments after tax (non-GAAP)	$—	$5,048	$—	$—	$—

Fully Taxable Equivalent Yield on Earning Assets and Net Interest Margin

	As of and for the three months ended			As of and for the six months ended
	June 30,	December 31,	June 30,	June 30,	June 30,
	2025	2024	2024	2025	2024
Interest income	$131,220	$136,086	$132,447	$261,183	$264,179
Add: impact of taxable equivalent adjustment	1,912	1,874	1,711	3,822	3,403
Interest income FTE (non-GAAP)	$133,132	$137,960	$134,158	$265,005	$267,582

Net interest income	$87,409	$90,131	$83,574	$174,100	$167,604
Add: impact of taxable equivalent adjustment	1,912	1,874	1,711	3,822	3,403
Net interest income FTE (non-GAAP)	$89,321	$92,005	$85,285	$177,922	$171,007

Average earning assets	$9,076,494	$9,177,840	$9,117,766	$9,108,023	$9,122,548
Yield on earning assets	5.80%	5.90%	5.84%	5.78%	5.82%
Yield on earning assets FTE (non-GAAP)	5.88%	5.98%	5.92%	5.87%	5.90%
Net interest margin	3.86%	3.91%	3.69%	3.85%	3.69%
Net interest margin FTE (non-GAAP)	3.95%	3.99%	3.76%	3.94%	3.77%

Efficiency Ratio and Pre-Provision Net Revenue

	As of and for the three months ended			As of and for the six months ended
	June 30,	December 31,	June 30,	June 30,	June 30,
	2025	2024	2024	2025	2024
Net interest income	$87,409	$90,131	$83,574	$174,100	$167,604
Add: impact of taxable equivalent adjustment	1,912	1,874	1,711	3,822	3,403
Net interest income FTE (non-GAAP)	$89,321	$92,005	$85,285	$177,922	$171,007

Non-interest income	$17,066	$11,119	$14,029	$32,442	$31,723
Add: loss on security sales (non-GAAP)	—	6,582	—	—	—
Non-interest income adjusted for the loss on security sales (non-GAAP)	$17,066	$17,701	$14,029	$32,442	$31,723

Non-interest expense	$62,931	$64,546	$63,075	$124,948	$125,909
Less: other intangible assets amortization	(1,947)	(1,977)	(1,977)	(3,924)	(3,985)
Non-interest expense excluding other intangible assets amortization adjusted for acquisition-related expenses (non-GAAP)	$60,984	$62,569	$61,098	$121,024	$121,924

Efficiency ratio	60.24%	63.75%	64.62%	60.50%	63.17%
Efficiency ratio excluding other intangible assets amortization, adjusted for the loss on security sales FTE (non-GAAP)	57.32%	57.03%	61.52%	57.53%	60.14%
Pre-provision net revenue (non-GAAP)	$41,544	$36,704	$34,528	$81,594	$73,418
Pre-provision net revenue, FTE (non-GAAP)	43,456	38,578	36,239	85,416	76,821
Pre-provision net revenue FTE, adjusted for the loss on security sales (non-GAAP)	43,456	45,160	36,239	85,416	76,821

Adjusted Net Income and Earnings Per Share

	As of and for the three months ended			As of and for the six months ended
	June 30,	December 31,	June 30,	June 30,	June 30,
	2025	2024	2024	2025	2024
Adjustments to net income:
Net income	$34,022	$28,184	$26,135	$58,253	$57,526
Add: loss on security sales, after tax (non-GAAP)	—	5,048	—	—	—
Adjusted net income (non-GAAP)	$34,022	$33,232	$26,135	$58,253	$57,526

Adjustments to earnings per share:
Earnings per share - diluted	$0.88	$0.73	$0.68	$1.51	$1.50
Add: loss on security sales, after tax (non-GAAP)	—	0.13	—	—	—
Adjusted earnings per share - diluted (non-GAAP)	$0.88	$0.86	$0.68	$1.51	$1.50

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

Future Accounting Pronouncements

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326). The update is related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC Topic 606. It allows all entities to elect a practical expedient that assumes current conditions as of the balance sheet date do not change for the remaining life of the asset. The update also allows for an accounting policy election, which is not applicable to public business entities. Entities are required to disclose whether they have elected to use the practical expedient and, if applicable, the accounting policy election. The amendments in this update are effective for fiscal years and interim reporting periods beginning after December 15, 2025 and are to be applied on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact from ASU 2025-05.

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

Financial Condition

Total assets were $10.0 billion at June 30, 2025, increasing $191.0 million, or 1.9%, from December 31, 2024. Cash and cash equivalents increased $168.6 million from December 31, 2024, and investment securities increased $288.5 million. Loans totaled $7.5 billion and $7.8 billion at June 30, 2025 and December 31, 2024, respectively, and the allowance for credit losses totaled $88.9 million and $94.5 million at June 30, 2025 and December 31, 2024, respectively. Lower-cost transaction deposits totaled $7.2 billion at June 30, 2025 and December 31, 2024. Total deposits increased $31.6 million to $8.3 billion at June 30, 2025, compared to December 31, 2024.

Investment securities

Available-for-sale

Total investment securities available-for-sale were $631.9 million at June 30, 2025, compared to $527.5 million at December 31, 2024. Purchases of available-for-sale securities during the six months ended June 30, 2025 and 2024 totaled $160.5 million and $138.4 million, respectively. Paydowns and maturities totaled $74.6 million and $72.1 million during the six months ended June 30, 2025 and 2024, respectively.

Available-for-sale investment securities are summarized in the following table as of the dates indicated. The weighted average yield was calculated based on amortized cost. Yields on tax exempt securities have not been adjusted for tax exempt status.

	June 30, 2025				December 31, 2024
				Weighted				Weighted
	Amortized	Fair	Percent of	average	Amortized	Fair	Percent of	average
	cost	value	portfolio	yield	cost	value	portfolio	yield
Treasury securities	$72,717	$73,698	11.7%	4.35%	$24,958	$24,874	4.7%	2.55%
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	238,874	216,002	34.2%	2.64%	164,785	135,045	25.6%	1.48%
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	390,149	339,532	53.7%	2.44%	425,476	364,938	69.2%	2.52%
Corporate debt	2,000	1,990	0.3%	9.96%	2,000	1,962	0.4%	5.86%
Other securities	725	725	0.1%	0.00%	728	728	0.1%	0.00%
Total investment securities available-for-sale	$704,465	$631,947	100.0%	2.73%	$617,947	$527,547	100.0%	2.25%

As of June 30, 2025 and December 31, 2024, nearly all the available-for-sale investment portfolio was backed by mortgages. The residential mortgage pass-through securities portfolio is comprised of both fixed rate and adjustable rate FHLMC, FNMA and GNMA securities. The other mortgage-backed securities are comprised of securities backed by FHLMC, FNMA and GNMA securities.

Mortgage-backed securities may have actual maturities that differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average life of the available-for-sale mortgage-backed securities portfolio was 4.8 years and 5.3 years at June 30, 2025 and December 31, 2024, respectively. This estimate is based on assumptions and actual results may differ. At June 30, 2025 and December 31, 2024, the duration of the total available-for-sale investment portfolio was 4.0 years and 4.3 years, respectively.

At June 30, 2025 and December 31, 2024, adjustable rate securities comprised 12.6% and 5.9%, respectively, of the available-for-sale MBS portfolio. The remainder of the portfolio was comprised of fixed rate amortizing securities with 10- to 30-year contractual maturities, with a weighted average coupon of 2.45% per annum and 2.31% per annum at June 30, 2025 and December 31, 2024, respectively.

The available-for-sale investment portfolio included $75.5 million of unrealized losses and $2.9 million of unrealized gains at June 30, 2025. At December 31, 2024, the available-for-sale investment portfolio included $90.9 million of unrealized losses and $0.5 million of unrealized gains. We believe any unrealized losses are a result of prevailing interest rates, and as such, we do not believe that any of the securities with unrealized losses were impaired. Management believes that default of the available-for-sale securities is highly unlikely. FHLMC, FNMA and GNMA guaranteed mortgage-backed securities and U.S. Treasury securities have a long history of zero credit losses, an explicit guarantee by the U.S. government (although limited for FNMA and FHLMC securities) and yields that generally trade based on market views of prepayment and liquidity risk rather than credit risk.

Our investment security portfolio consists of high-quality securities, which are largely backed by either U.S. government agencies or U.S. government sponsored entities. We regularly model liquidity stress scenarios to assess potential liquidity issues.

 Held-to-maturity

Held-to-maturity investment securities totaled $717.2 million at June 30, 2025, compared to $533.1 million at December 31, 2024, an increase of $184.1 million, or 34.5%. Purchases during the six months ended June 30, 2025 totaled $260.3 million. There were no purchases of held-to-maturity securities during the six months ended June 30, 2024. Paydowns and maturities totaled $76.7 million and $30.7 million during the six months ended June 30, 2025 and 2024, respectively.

Held-to-maturity investment securities are summarized as follows as of the dates indicated:

	June 30, 2025				December 31, 2024
				Weighted				Weighted
	Amortized	Fair	Percent of	average	Amortized	Fair	Percent of	average
	cost	value	portfolio	yield	cost	value	portfolio	yield
Treasury securities	$24,781	$24,569	3.5%	3.10%	$49,639	$49,159	9.3%	3.14%
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	253,329	225,555	35.3%	2.30%	271,105	234,286	50.9%	2.31%
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	439,122	403,101	61.2%	3.49%	212,364	167,941	39.8%	1.58%
Total investment securities held-to-maturity	$717,232	$653,225	100.0%	3.06%	$533,108	$451,386	100.0%	2.10%

The residential mortgage pass-through and other residential MBS held-to-maturity investment portfolios are comprised of fixed rate FHLMC, FNMA and GNMA securities.

The fair value of the held-to-maturity investment portfolio included $67.0 million of unrealized losses and $3.0 million of unrealized gains at June 30, 2025. At December 31, 2024, the held-to-maturity investment portfolio included $81.8 million of unrealized losses and $51 thousand of unrealized gains.

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

Mortgage-backed securities may have actual maturities that differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average expected life of the held-to-maturity mortgage-backed securities portfolio as of June 30, 2025 and December 31, 2024 was 4.9 years and 5.6 years, respectively. This estimate is based on assumptions and actual results may differ. The duration of the total held-to-maturity investment portfolio was 4.0 years and 4.4 years as of June 30, 2025 and December 31, 2024, respectively.

Non-marketable securities

The carrying balances of non-marketable securities are summarized as follows as of the dates indicated:

	June 30, 2025	December 31, 2024
Federal Reserve Bank stock	$24,062	$24,062
Federal Home Loan Bank stock	8,350	3,922
Convertible preferred stock	20,508	20,508
Equity method investments	28,204	27,970
Total	$81,124	$76,462

Non-marketable securities included FRB stock, FHLB stock, convertible preferred stock and equity method investments. During the six months ended June 30, 2025, purchases of non-marketable securities totaled $37.0 million, and proceeds from redemptions and sales of non-marketable securities totaled $32.4 million. During the six months ended June 30, 2024, purchases of non-marketable securities totaled $16.9 million, and proceeds from non-marketable securities totaled $30.8 million. Purchases consisted primarily of FHLB stock, and proceeds consisted primarily of redemptions of FHLB stock. Changes in the Company’s FHLB stock holdings were directly correlated to FHLB line of credit advances and paydowns.

FRB and FHLB stock

At June 30, 2025 and December 31, 2024, the Company held FRB stock and FHLB stock for regulatory or debt facility purposes. These are restricted securities which, lacking a market, are carried at cost. There have been no identified events or changes in circumstances that may have an adverse effect on the FRB and FHLB stock carried at cost.

Convertible preferred stock

Non-marketable securities include convertible preferred stock without a readily determinable fair value. During the three and six months ended June 30, 2025, there were no purchases of convertible preferred stock. The Company purchased zero and $0.4 million of convertible preferred stock during the three and six months ended June 30, 2024, respectively. During the three and six months ended June 30, 2024, the Company recorded $3.9 million of impairment on convertible preferred stock related to venture capital investments, included in other non-interest income in the Company’s consolidated statements of operations. The Company also sold convertible preferred stock totaling $1.0 million, during the three and six months ended June 30, 2024, which generated realized gains of $0.1 million recorded in other non-interest income in the Company’s consolidated statements of operations.

Equity method investments

Non-marketable securities also include equity method investments totaling $26.8 million and $26.2 million at June 30, 2025 and December 31, 2024, respectively, and equity method investments without a readily determinable fair value totaling $1.4 million and $1.8 million at June 30, 2025 and December 31, 2024, respectively. During the three and six months ended June 30, 2025, the Company recorded net unrealized gains on equity method investments totaling $0.3 million and $15.2 thousand, respectively. During the three and six months ended June 30, 2024, the Company recorded net unrealized gains on equity method investments totaling $0.3 million. These gains and losses were recorded in other non-interest income in the Company’s consolidated statements of operations. Carrying values of equity method investments without a readily determinable fair value are updated periodically and impairments may be taken to reflect a new basis. The Company recorded no impairment related to equity method investments without a readily determinable fair value for the six months ended June 30, 2025 or the year ended December 31, 2024.

Loans overview

At June 30, 2025, our loan portfolio was comprised of loans originated by the Company and loans that were acquired in connection with the Company’s acquisitions.

The table below shows the loan portfolio composition at the respective dates:

			June 30, 2025 vs.
			December 31, 2024
	June 30, 2025	December 31, 2024	% Change
Originated:
Commercial:
Commercial and industrial	$1,829,984	$1,881,570	(2.7)%
Municipal and non-profit	1,125,330	1,106,865	1.7%
Owner-occupied commercial real estate	1,051,964	1,048,481	0.3%
Food and agribusiness	213,254	266,332	(19.9)%
Total commercial	4,220,532	4,303,248	(1.9)%
Commercial real estate non-owner occupied	1,118,730	1,123,718	(0.4)%
Residential real estate	915,213	922,328	(0.8)%
Consumer	12,050	12,773	(5.7)%
Total originated	6,266,525	6,362,067	(1.5)%

Acquired:
Commercial:
Commercial and industrial	100,545	114,255	(12.0)%
Municipal and non-profit	265	277	(4.3)%
Owner-occupied commercial real estate	188,745	215,663	(12.5)%
Food and agribusiness	31,693	36,987	(14.3)%
Total commercial	321,248	367,182	(12.5)%
Commercial real estate non-owner occupied	601,890	688,620	(12.6)%
Residential real estate	296,795	331,510	(10.5)%
Consumer	460	1,764	(73.9)%
Total acquired	1,220,393	1,389,076	(12.1)%
Total loans	$7,486,918	$7,751,143	(3.4)%

The Company maintains a granular and well-diversified loan portfolio with self-imposed concentration limits. At June 30, 2025, loans totaled $7.5 billion, compared to $7.8 billion at December 31, 2024.

Our commercial and industrial loan portfolio is highly diversified across industry sectors and geography. At June 30, 2025, there were no industry sectors representing more than 15.0% of our total loan portfolio. Key sectors included government/non-profit loans of $834.3 million, or 11.1% of total loans, and health care/hospital loans of $579.3 million, or 7.7% of total loans. The commercial and industrial portfolio also includes loans to companies that operate in the transportation industry. The transportation industry, trucking in particular, has experienced recent economic challenges. As a result of these industry challenges, some of the transportation loans may be subject to higher credit risk. The Company’s exposure to this industry is small, consisting of $163.6 million, or 2.2% of total loans, at June 30, 2025.

Non-owner occupied CRE loans were 141.1% of the Company’s risk based capital, or 23.0% of total loans, and no specific property type comprised more than 10.0% of total loans. The Company maintains little exposure to non-owner occupied CRE retail properties and office properties, comprising 2.0% and 1.3% of total loans, respectively. Multifamily loans totaled $321.2 million, or 4.3% of total loans, at June 30, 2025.

The agriculture industry continues to be impacted by volatile commodity prices and generally by higher input costs, combining to stress margins. Our food and agribusiness portfolio is 3.3% of total loans and is well-diversified across food production, crop and livestock types. Crop and livestock loans represent 1.0% of total loans. We have maintained relationships with food and agribusiness clients that generally possess low leverage and, correspondingly, low bank debt to assets, minimizing any potential credit losses in the future.

New loan origination is a direct result of our ability to recruit and retain top banking talent, connect with clients in our markets and provide needed services at competitive rates. Loan fundings totaled $1.4 billion over the trailing 12 months, led by commercial loan fundings of $928.3 million. Fundings are defined as closed-end funded loans and revolving lines of credit advances, net of any current period paydowns. Management utilizes this more conservative definition of fundings to better approximate the impact of fundings on loans outstanding and ultimately net interest income.

The following table represents new loan fundings for the periods presented:

	Second quarter	First quarter	Fourth quarter	Third quarter	Second quarter
	2025	2025	2024	2024	2024
Commercial:
Commercial and industrial	$133,402	$108,594	$146,600	$93,711	$241,910
Municipal and non-profit	34,393	12,506	49,175	35,677	28,785
Owner occupied commercial real estate	47,233	37,762	117,850	70,517	102,615
Food and agribusiness	4,576	1,338	15,796	19,205	11,040
Total commercial	219,604	160,200	329,421	219,110	384,350
Commercial real estate non-owner occupied	56,770	65,254	119,132	91,809	83,184
Residential real estate	44,470	29,300	30,750	47,322	36,124
Consumer	1,823	970	726	1,010	1,547
Total	$322,667	$255,724	$480,029	$359,251	$505,205

Included in fundings are net fundings under revolving lines of credit totaling $15,490, $21,752, $64,375, $16,302 and $19,281 for the dates noted in the table above, respectively.

The tables below show the contractual maturities of our total loans for the dates indicated:

	June 30, 2025
	Due within	Due after 1 but	Due after 5 but	Due after
	1 year	within 5 years	within 15 years	15 years	Total
Commercial:
Commercial and industrial	$282,068	$1,262,986	$375,687	$9,788	$1,930,529
Municipal and non-profit	50,146	193,628	582,414	299,407	1,125,595
Owner occupied commercial real estate	186,543	515,625	456,277	82,264	1,240,709
Food and agribusiness	117,036	27,743	86,252	13,916	244,947
Total commercial	635,793	1,999,982	1,500,630	405,375	4,541,780
Commercial real estate non-owner occupied	563,682	750,288	397,146	9,504	1,720,620
Residential real estate	46,412	189,051	261,393	715,152	1,212,008
Consumer	4,627	6,413	1,470	—	12,510
Total loans	$1,250,514	$2,945,734	$2,160,639	$1,130,031	$7,486,918

	December 31, 2024
	Due within	Due after 1 but	Due after 5 but	Due after
	1 year	within 5 years	within 15 years	15 years	Total
Commercial:
Commercial and industrial	$252,560	$1,415,682	$316,882	$10,701	$1,995,825
Municipal and non-profit	37,020	150,070	619,109	300,943	1,107,142
Owner occupied commercial real estate	117,650	571,133	483,754	91,607	1,264,144
Food and agribusiness	156,834	41,751	90,363	14,371	303,319
Total commercial	564,064	2,178,636	1,510,108	417,622	4,670,430
Commercial real estate non-owner occupied	501,501	860,890	437,674	12,273	1,812,338
Residential real estate	23,654	199,339	291,077	739,768	1,253,838
Consumer	4,967	7,418	2,152	—	14,537
Total loans	$1,094,186	$3,246,283	$2,241,011	$1,169,663	$7,751,143

The stated interest rate (which excludes the effects of non-refundable loan origination and commitment fees, net of costs and the accretion of fair value marks) of total loans with maturities over one year is as follows at the dates indicated:

	June 30, 2025
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate
Commercial:
Commercial and industrial	$403,282	5.70%	$1,245,178	7.23%	$1,648,460	6.85%
Municipal and non-profit(1)	1,075,855	4.06%	19,207	5.31%	1,095,062	4.16%
Owner occupied commercial real estate	279,844	4.80%	774,322	7.26%	1,054,166	6.73%
Food and agribusiness	26,184	6.67%	101,727	8.53%	127,911	8.15%
Total commercial	1,785,165	4.66%	2,140,434	7.28%	3,925,599	6.12%
Commercial real estate non-owner occupied	429,441	4.62%	727,497	6.26%	1,156,938	5.65%
Residential real estate	456,961	4.28%	708,635	5.46%	1,165,596	5.00%
Consumer	5,765	6.77%	2,117	7.33%	7,882	6.93%
Total loans with > 1 year maturity	$2,677,332	4.59%	$3,578,683	6.71%	$6,256,015	5.83%

	December 31, 2024
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate
Commercial:
Commercial and industrial	$513,847	5.62%	$1,229,419	7.40%	$1,743,266	6.88%
Municipal and non-profit(1)	1,079,285	4.05%	19,535	5.42%	1,098,820	4.19%
Owner occupied commercial real estate	336,279	4.98%	810,215	7.34%	1,146,494	6.77%
Food and agribusiness	31,291	6.65%	115,193	8.49%	146,484	8.10%
Total commercial	1,960,702	4.73%	2,174,362	7.42%	4,135,064	6.19%
Commercial real estate non-owner occupied	476,661	4.71%	834,175	6.29%	1,310,836	5.71%
Residential real estate	501,738	4.27%	728,446	5.32%	1,230,184	4.89%
Consumer	6,917	6.49%	2,654	7.39%	9,571	6.74%
Total loans with > 1 year maturity	$2,946,018	4.65%	$3,739,637	6.76%	$6,685,655	5.86%

(1)

Included in municipal and non-profit fixed rate loans are loans totaling $343,051 and $348,473 that have been swapped to variable rates at current market pricing at June 30, 2025 and December 31, 2024, respectively. Included in the municipal and non-profit segment are tax exempt loans totaling $918,007 and $920,425 with an FTE weighted average rate of 4.78% and 4.68% at June 30, 2025 and December 31, 2024, respectively.

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

Non-performing assets and past due loans

Non-performing assets consist of non-accrual loans and OREO. Interest income that would have been recorded had non-accrual loans performed in accordance with their original contract terms during the three and six months ended June 30, 2025 was $0.6 million and $1.3 million, respectively, and $0.4 million and $1.0 million during the three and six months ended June 30, 2024, respectively.

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

The following table sets forth the non-performing assets and past due loans as of the dates presented:

	June 30, 2025	December 31, 2024
Non-accrual loans, excluding modified loans	$27,336	$32,556
Modified loans on non-accrual	6,000	3,438
Non-performing loans	33,336	35,994
OREO	291	662
Total non-performing assets	$33,627	$36,656

Loans 30-89 days past due and still accruing interest	$13,923	$23,164
Loans 90 days or more past due and still accruing interest	7,315	14,940
Non-accrual loans	33,336	35,994
Total past due and non-accrual loans	$54,574	$74,098
Accruing modified loans	$17,821	$15,282
Allowance for credit losses	88,893	94,455
Non-performing loans to total loans	0.45%	0.46%
Total 90 days past due and still accruing interest and non-accrual loans to total loans	0.54%	0.66%
Total non-performing assets to total loans and OREO	0.45%	0.47%
ACL to non-performing loans	266.66%	262.42%

During the six months ended June 30, 2025, total non-performing loans decreased $2.7 million, or 7.4%, from December 31, 2024. Loans 30-89 days past due and still accruing interest improved 11 basis points to 0.19% of total loans at June 30, 2025, compared to December 31, 2024. Loans 90 days or more past due and still accruing interest improved nine basis points to 0.10% of total loans at June 30, 2025, compared to December 31, 2024.

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

At June 30, 2025 and December 31, 2024, the allowance for credit losses totaled $88.9 million and $94.5 million, respectively. The decrease during the six months ended June 30, 2025 was primarily driven by the resolution of non-performing loans and changes in the CECL model’s underlying macro-economic forecast. Specific reserves on loans totaled $6.3 million at June 30, 2025, compared to $6.4 million at December 31, 2024.

Net charge-offs on loans during the three and six months ended June 30, 2025 totaled $1.0 million and $16.1 million, respectively, and were elevated during the first quarter of 2025 due to an $8.9 million net charge-off from one credit due to suspected fraud by the borrower, which the Company believes is an isolated circumstance within the loan portfolio. The ratio of annualized net charge-offs to average total loans totaled 0.05% and 0.43%, for the three and six months ended June 30, 2025, respectively. Net charge-offs on loans during the three and six months ended June 30, 2024 totaled $4.1 million and $4.2 million, respectively, and the ratio of annualized net charge-offs to average total loans totaled 0.22% and 0.11%, respectively.

The Company has elected to exclude AIR from the ACL calculation. As of June 30, 2025 and December 31, 2024, AIR from loans totaled $38.9 million and $41.5 million, respectively. When a loan is placed on non-accrual, any recorded AIR is reversed against interest income.

Total ACL

After considering the above-mentioned factors, we believe that the ACL of $88.9 million is adequate to cover estimated lifetime losses inherent in the loan portfolio at June 30, 2025. However, it is likely that future adjustments to the ACL will be necessary. Any changes to the underlying assumptions, circumstances or estimates, including but not limited to changes in the underlying macro-economic forecast, used in determining the ACL, could negatively or positively affect the Company’s results of operations, liquidity or financial condition.

The following schedules present, by class stratification, the changes in the ACL during the periods listed:

	As of and for the three months ended
	June 30, 2025		June 30, 2024
	Total ACL	% NCOs(1)	Total ACL	% NCOs(1)
Beginning allowance for credit losses	$90,192		$97,607
Charge-offs:
Commercial	(977)	0.05%	—	0.00%
Commercial real estate non owner-occupied	—	0.00%	(4,422)	0.23%
Residential real estate	(1)	0.00%	—	0.00%
Consumer	(180)	0.01%	(183)	0.00%
Total charge-offs	(1,158)		(4,605)
Recoveries	170		499
Net charge-offs	(988)	0.05%	(4,106)	0.22%
Provision (release) expense for credit losses	(311)		2,956
Ending allowance for credit losses	$88,893		$96,457
Average total loans outstanding during the period	$7,530,783		$7,582,506

	As of and for the six months ended
	June 30, 2025		June 30, 2024
	Total ACL	% NCOs(1)	Total ACL	% NCOs(1)
Beginning allowance for credit losses	$94,455		$97,947
Charge-offs:
Commercial	(14,546)	0.38%	(24)	0.01%
Commercial real estate non owner-occupied	(1,467)	0.04%	(4,422)	0.12%
Residential real estate	(1)	0.00%	—	0.00%
Consumer	(395)	0.01%	(437)	0.00%
Total charge-offs	(16,409)		(4,883)
Recoveries	308		687
Net charge-offs	(16,101)	0.43%	(4,196)	0.11%
Provision expense for credit losses	10,539		2,706
Ending allowance for credit losses	$88,893		$96,457
Ratio of ACL to total loans outstanding at period end	1.19%		1.25%
Ratio of ACL to total non-performing loans at period end	266.66%		370.18%
Total loans	$7,486,918		$7,722,153
Average total loans outstanding during the period	7,595,519		7,607,570
Non-performing loans	33,336		26,057

(1)	Ratio of annualized net charge-offs to average total loans.

During the three and six months ended June 30, 2025, the Company recorded provision expense for credit losses on funded loans and unfunded loan commitments totaling zero and $10.2 million, respectively, primarily to cover a charge-off on one credit driven by suspected fraudulent activity by the borrower. The Company recorded provision expense for credit losses on funded loans and unfunded loan commitments totaling $2.8 million during the three and six months ended June 30, 2024.

The following tables present the allocation of the ACL and the percentage of the total amount of loans in each loan category listed as of the dates presented:

	June 30, 2025
				ACL as a %
	Total loans	% of total loans	Related ACL	of total ACL
Commercial	$4,541,780	60.6%	$47,934	53.9%
Commercial real estate non-owner occupied	1,720,620	23.0%	22,219	25.0%
Residential real estate	1,212,008	16.2%	18,429	20.7%
Consumer	12,510	0.2%	311	0.4%
Total	$7,486,918	100.0%	$88,893	100.0%

	December 31, 2024
				ACL as a %
	Total loans	% of total loans	Related ACL	of total ACL
Commercial	$4,670,430	60.2%	$48,552	51.4%
Commercial real estate non-owner occupied	1,812,338	23.4%	26,136	27.7%
Residential real estate	1,253,838	16.2%	19,426	20.5%
Consumer	14,537	0.2%	341	0.4%
Total	$7,751,143	100.0%	$94,455	100.0%

Deposits

Deposits from banking clients serve as a primary funding source for our banking operations, and our ability to gather and manage deposit levels is critical to our success. Deposits not only provide a lower-cost funding source for our loans, but also provide a foundation for the client relationships that are critical to future loan growth. We maintain a granular and well diversified deposit base with no exposure to venture capital or crypto deposits. The following table presents information regarding our deposit composition at June 30, 2025 and December 31, 2024:

					Increase (decrease)
	June 30, 2025		December 31, 2024		Amount	% Change
Non-interest bearing demand deposits	$2,168,574	26.2%	$2,213,685	26.9%	$(45,111)	2.0%
Interest bearing demand deposits	1,240,698	15.0%	1,411,860	17.1%	(171,162)	(12.1)%
Savings accounts	613,892	7.4%	619,365	7.5%	(5,473)	0.9%
Money market accounts	3,172,059	38.4%	2,972,947	36.1%	199,112	6.7%
Total transaction deposits	7,195,223	87.0%	7,217,857	87.6%	(22,634)	0.3%
Time deposits < $250,000	771,689	9.3%	731,710	8.9%	39,979	5.5%
Time deposits ≥ $250,000	302,572	3.7%	288,326	3.5%	14,246	4.9%
Total time deposits	1,074,261	13.0%	1,020,036	12.4%	54,225	5.3%
Total deposits	$8,269,484	100.0%	$8,237,893	100.0%	$31,591	0.4%

The following table shows uninsured time deposits by scheduled maturity as of June 30, 2025:

June 30, 2025
Three months or less	$30,087
Over 3 months through 6 months	82,141
Over 6 months through 12 months	81,479
Thereafter	47,729
Total uninsured time deposits	$241,436

At June 30, 2025 and December 31, 2024, time deposits that were scheduled to mature within 12 months totaled $837.5 million and $822.6 million, respectively. Of the time deposits scheduled to mature within 12 months at June 30, 2025, $254.5 million were in denominations of $250 thousand or more, and $583.0 million were in denominations less than $250 thousand. Approximately 78% of our total deposits were FDIC insured at June 30, 2025. Additionally, the Company participates in the IntraFi Cash Service program, which allows depositors to receive reciprocal FDIC insurance coverage. The Company had $0.8 billion and $1.0 billion of deposits in the program at June 30, 2025 and December 31, 2024, respectively.

Long-term debt

The Company holds a subordinated note purchase agreement to issue and sell a fixed-to-floating rate note totaling $40.0 million. The balance on the note at June 30, 2025, net of long-term debt issuance costs of $0.1 million, totaled $39.9 million. At December 31, 2024, the balance on the note, net of long-term debt issuance costs of $0.2 million, totaled $39.8 million. During the three and six months ended June 30, 2025 and 2024, interest expense totaling $0.3 million and $0.6 million, respectively, was recorded in the consolidated statements of operations.

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

As part of the acquisition of BOJH on October 1, 2022, the Company assumed three subordinated note purchase agreements to issue and sell fixed-to-floating rate notes totaling $15.0 million. The balance on the notes at June 30, 2025, net of a fair value adjustment related to the acquisition totaling $0.2 million, totaled $14.8 million. At December 31, 2024, the balance on the notes, net of a fair value adjustment related to the acquisition totaling $0.3 million, totaled $14.7 million. Interest expense related to the notes totaling $0.1 million and $0.3 million was recorded in the consolidated statements of operations during the three and six months ended June 30, 2025 and 2024, respectively.

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

Other borrowings

At June 30, 2025 and December 31, 2024, the Company sold securities under agreements to repurchase totaling $18.5 million and $18.9 million, respectively. In addition, as a member of the FHLB, the Company has access to a line of credit and term financing from the FHLB with total available credit of $1.5 billion at June 30, 2025. The Company may utilize the FHLB line of credit as a funding mechanism for originated loans and loans held for sale. At June 30, 2025 and December 31, 2024, NBH Bank had $185.0 million and $50.0 million, respectively, of outstanding borrowings with the FHLB. The Company may pledge investment securities and loans as collateral for FHLB advances. There were no investment securities pledged at June 30, 2025 or December 31, 2024. Loans pledged were $2.4 billion and $2.6 billion at June 30, 2025 and December 31, 2024, respectively. The Company incurred $1.2 million and $2.3 million of interest expense related to FHLB advances or other short-term borrowings for the three and six months ended June 30, 2025, respectively. During the three and six months ended June 30, 2024, the Company incurred $0.1 million and $3.3 million, respectively, of interest expense related to FHLB advances or other short-term borrowings.

Regulatory Capital

Our subsidiary banks and the holding company are subject to the regulatory capital adequacy requirements of the Federal Reserve Board and the FDIC, as applicable. Failure to meet the minimum capital requirements can initiate certain mandatory and possibly further discretionary actions by regulators that could have a material adverse effect on us. At June 30, 2025 and December 31, 2024, our subsidiary banks and the consolidated holding company exceeded all capital ratio requirements under prompt corrective action and other regulatory requirements, as further detailed in note 9 of our consolidated financial statements.

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

Overview of results of operations

Net income totaled $34.0 million and $58.3 million, or $0.88 and $1.51 per diluted share, during the three and six months ended June 30, 2025, respectively. During the three and six months ended June 30, 2024, net income totaled $26.1 million and $57.5 million, or $0.68 and $1.50 per diluted share, respectively. FTE pre-provision net revenue increased $8.6 million, or 11.2%, to $85.4 million during the six months ended June 30, 2025, compared to the same period in the prior year. The return on average tangible assets was 1.49% and 1.29% during the three and six months ended June 30, 2025, respectively, and the return on average tangible common equity was 14.18% and 12.44%, respectively. During the three and six months ended June 30, 2024, the return on average tangible assets was 1.17% and 1.28%, respectively, and the return on average tangible common equity was 12.44% and 13.77%, respectively.

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

The table below presents the components of net interest income on an FTE basis for the three months ended June 30, 2025 and 2024.

	For the three months ended			For the three months ended
	June 30, 2025			June 30, 2024
	Average balance	Interest	Average rate	Average balance	Interest	Average rate
Interest earning assets:
Originated loans FTE(1)(2)(3)	$6,289,154	$102,399	6.53%	$6,074,199	$101,794	6.74%
Acquired loans	1,262,933	19,397	6.16%	1,541,576	23,464	6.12%
Loans held for sale	21,115	354	6.72%	16,862	318	7.59%
Investment securities available-for-sale	701,920	4,661	2.66%	802,830	5,101	2.54%
Investment securities held-to-maturity	713,178	5,173	2.90%	564,818	2,419	1.71%
Other securities	30,560	466	6.10%	25,093	377	6.01%
Interest earning deposits	57,634	682	4.75%	92,388	685	2.98%
Total interest earning assets FTE(2)	$9,076,494	$133,132	5.88%	$9,117,766	$134,158	5.92%
Cash and due from banks	$79,131			$100,165
Other assets	807,802			771,475
Allowance for credit losses	(90,292)			(97,741)
Total assets	$9,873,135			$9,891,665
Interest bearing liabilities:
Interest bearing demand, savings and money market deposits	$4,986,119	$32,758	2.64%	$5,109,924	$39,681	3.12%
Time deposits	1,062,481	9,087	3.43%	1,015,371	8,536	3.38%
Federal Home Loan Bank advances	93,676	1,170	5.01%	9,505	133	5.63%
Other borrowings(4)	41,300	278	2.70%	17,449	5	0.12%
Long-term debt, net	54,574	518	3.81%	54,307	518	3.84%
Total interest bearing liabilities	$6,238,150	$43,811	2.82%	$6,206,556	$48,873	3.17%
Demand deposits	$2,152,899			$2,254,454
Other liabilities	137,319			187,499
Total liabilities	8,528,368			8,648,509
Shareholders’ equity	1,344,767			1,243,156
Total liabilities and shareholders’ equity	$9,873,135			$9,891,665
Net interest income FTE(2)		$89,321			$85,285
Interest rate spread FTE(2)			3.06%			2.75%
Net interest earning assets	$2,838,344			$2,911,210
Net interest margin FTE(2)			3.95%			3.76%
Average transaction deposits	$7,139,018			$7,364,378
Average total deposits	8,201,499			8,379,749
Ratio of average interest earning assets to average interest bearing liabilities	145.50%			146.91%

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Presented on an FTE basis using the statutory tax rate of 21% for all periods presented. The taxable equivalent adjustments included above are $1,912 and $1,711 for the three months ended June 30, 2025 and 2024, respectively.

(3)	Loan fees included in interest income totaled $3,048 and $3,260 for the three months ended June 30, 2025 and 2024, respectively.
(4)	Other borrowings includes securities sold under agreements to repurchase and cash collateral received from counterparties in connection with derivative swap agreements.

Net interest income increased $3.8 million to $87.4 million during the three months ended June 30, 2025, compared to the three months ended June 30, 2024. Net interest income on an FTE basis increased $4.0 million to $89.3 million during the three months ended June 30, 2025, compared to the three months ended June 30, 2024. During the three months ended June 30, 2025, the FTE net interest margin widened 19 basis points to 3.95%, compared to the three months ended June 30, 2024. The yield on earning assets decreased four basis points, driven by a decrease in loan yields during the three months ended June 30, 2025, and the cost of funds decreased 23 basis points to 2.09%, compared to the three months ended June 30, 2024.

Average loans comprised $7.6 billion, or 83.2%, of total average interest earning assets during the three months ended June 30, 2025, compared to $7.6 billion, or 83.5%, during the three months ended June 30, 2024.

Average investment securities comprised 15.6% and 15.0% of total interest earning assets during the three months ended June 30, 2025 and 2024, respectively. Average interest bearing cash balances totaled $57.6 million during the three months ended June 30, 2025, compared to $92.4 million for the same period in the prior year.

Average interest bearing liabilities increased $31.6 million during the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The increase was driven by higher FHLB advances totaling $84.2 million, time deposits totaling $47.1 million and other borrowings totaling $23.9 million. The increase was partially offset by a decrease in interest bearing demand, savings and money market deposits totaling $123.8 million.

The table below presents the components of net interest income on an FTE basis for the six months ended June 30, 2025 and 2024:

	For the six months ended			For the six months ended
	June 30, 2025			June 30, 2024
	Average balance	Interest	Average rate	Average balance	Interest	Average rate
Interest earning assets:
Originated loans FTE(1)(2)(3)	$6,312,413	$204,620	6.54%	$6,060,524	$202,708	6.73%
Acquired loans	1,307,084	38,944	6.01%	1,576,548	47,753	6.09%
Loans held for sale	20,439	703	6.94%	14,440	543	7.56%
Investment securities available-for-sale	709,387	9,278	2.62%	776,999	9,204	2.37%
Investment securities held-to-maturity	674,783	9,293	2.75%	571,989	4,933	1.72%
Other securities	30,971	946	6.11%	30,065	993	6.61%
Interest earning deposits	52,946	1,221	4.65%	91,983	1,448	3.17%
Total interest earning assets FTE(2)	$9,108,023	$265,005	5.87%	$9,122,548	$267,582	5.90%
Cash and due from banks	$78,189			$101,374
Other assets	801,127			763,853
Allowance for credit losses	(92,878)			(97,812)
Total assets	$9,894,461			$9,889,963
Interest bearing liabilities:
Interest bearing demand, savings and money market deposits	$5,006,472	$65,269	2.63%	$5,028,868	$76,094	3.04%
Time deposits	1,049,305	17,843	3.43%	1,002,706	16,120	3.23%
Federal Home Loan Bank advances	100,376	2,275	4.57%	118,871	3,314	5.61%
Other borrowings(4)	45,764	660	2.91%	18,189	11	0.12%
Long-term debt, net	54,557	1,036	3.83%	54,268	1,036	3.84%
Total interest bearing liabilities	$6,256,474	$87,083	2.81%	$6,222,902	$96,575	3.12%
Demand deposits	$2,174,977			$2,267,725
Other liabilities	128,611			164,617
Total liabilities	8,560,062			8,655,244
Shareholders’ equity	1,334,399			1,234,719
Total liabilities and shareholders’ equity	$9,894,461			$9,889,963
Net interest income FTE(2)		$177,922			$171,007
Interest rate spread FTE(2)			3.06%			2.78%
Net interest earning assets	$2,851,549			$2,899,646
Net interest margin FTE(2)			3.94%			3.77%
Average transaction deposits	$7,181,449			$7,296,593
Average total deposits	8,230,754			8,299,299
Ratio of average interest earning assets to average interest bearing liabilities	145.58%			146.60%

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Presented on an FTE basis using the statutory tax rate of 21% for all periods presented. The taxable equivalent adjustments included above are $3,822 and $3,403 for the six months ended June 30, 2025 and 2024, respectively.

(3)	Loan fees included in interest income totaled $6,371 and $6,212 for the six months ended June 30, 2025 and 2024, respectively.
(4)	Other borrowings includes securities sold under agreements to repurchase and cash collateral received from counterparties in connection with derivative swap agreements.

Net interest income increased $6.5 million to $174.1 million during the six months ended June 30, 2025, compared to the six months ended June 30, 2024. Net interest income on an FTE basis increased $6.9 million to $177.9 million during the six months ended June 30, 2025, compared to the six months ended June 30, 2024. During the six months ended June 30, 2025, the FTE net interest margin widened 17 basis points to 3.94%, compared to the six months ended June 30, 2024. The cost of funds improved 21 basis points to 2.08%, during the six months ended June 30, 2025, partially offset by a decrease in earning asset yields of three basis points, compared to the six months ended June 30, 2024.

Average loans comprised $7.6 billion, or 83.7%, of total average interest earning assets during the six months ended June 30, 2025, compared to $7.6 billion, or 83.7%, during the six months ended June 30, 2024.

Average investment securities comprised 15.2% and 14.8% of total interest earning assets during the six months ended June 30, 2025 and 2024, respectively. Average interest bearing cash balances totaled $52.9 million during the six months ended June 30, 2025, compared to $92.0 million for the same period in the prior year.

Average interest bearing liabilities increased $33.6 million during the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The increase was primarily driven by higher time deposits totaling $46.6 million and other borrowings totaling $27.6 million. The increase was partially offset by decreases in interest bearing demand, savings and money market deposits totaling $22.4 million and FHLB advances totaling $18.5 million.

The following table summarizes the changes in net interest income on an FTE basis by major category of interest earning assets and interest bearing liabilities, identifying changes related to volume and changes related to rates for the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024:

	Three months ended June 30, 2025			Six months ended June 30, 2025
	compared to			compared to
	Three months ended June 30, 2024			Six months ended June 30, 2024
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Originated loans FTE(1)(2)(3)	$3,500	$(2,895)	$605	$8,165	$(6,253)	$1,912
Acquired loans	(4,280)	213	(4,067)	(8,029)	(780)	(8,809)
Loans held for sale	71	(35)	36	206	(46)	160
Investment securities available-for-sale	(670)	230	(440)	(884)	958	74
Investment securities held-to-maturity	1,076	1,678	2,754	1,416	2,944	4,360
Other securities	83	6	89	28	(75)	(47)
Interest earning deposits	(411)	408	(3)	(900)	673	(227)
Total interest income	$(631)	$(395)	$(1,026)	$2	$(2,579)	$(2,577)
Interest expense:
Interest bearing demand, savings and money market deposits	$(813)	$(6,110)	$(6,923)	$(292)	$(10,533)	$(10,825)
Time deposits	403	148	551	792	931	1,723
Federal Home Loan Bank advances	1,051	(14)	1,037	(419)	(620)	(1,039)
Other borrowings(4)	161	112	273	398	251	649
Long-term debt, net	3	(3)	—	5	(5)	—
Total interest expense	805	(5,867)	(5,062)	484	(9,976)	(9,492)
Net change in net interest income	$(1,436)	$5,472	$4,036	$(482)	$7,397	$6,915

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Presented on an FTE basis using the statutory tax rate of 21% for all periods presented. The taxable equivalent adjustments included above are $1,912 and $1,711 for the three months ended June 30, 2025 and 2024, respectively. The taxable equivalent adjustments included above are $3,822 and $3,403 for the six months ended June 30, 2025 and 2024, respectively.

(3)

Loan fees included in interest income totaled $3,048 and $3,260 for the three months ended June 30, 2025 and 2024, respectively. Loan fees included in interest income totaled $6,371 and $6,212 for the six months ended June 30, 2025 and 2024, respectively.

(4)	Other borrowings includes securities sold under agreements to repurchase and cash collateral received from counterparties in connection with derivative swap agreements.

Below is a breakdown of average deposits and the average rates paid during the periods indicated:

	For the three months ended				For the six months ended
	June 30, 2025		June 30, 2024		June 30, 2025		June 30, 2024
		Average		Average		Average		Average
	Average	rate	Average	rate	Average	rate	Average	rate
	balance	paid	balance	paid	balance	paid	balance	paid
Non-interest bearing demand	$2,152,899	0.00%	$2,254,454	0.00%	$2,174,977	0.00%	$2,267,725	0.00%
Interest bearing demand	1,305,133	2.36%	1,426,737	3.03%	1,330,856	2.38%	1,422,355	3.01%
Money market accounts	3,069,401	3.07%	3,050,406	3.62%	3,056,838	3.06%	2,962,027	3.52%
Savings accounts	611,585	1.05%	632,781	0.95%	618,778	1.04%	644,486	0.91%
Time deposits	1,062,481	3.43%	1,015,371	3.38%	1,049,305	3.43%	1,002,706	3.23%
Total average deposits	$8,201,499	2.05%	$8,379,749	2.31%	$8,230,754	2.04%	$8,299,299	2.23%

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

The Company recorded provision expense for credit losses on funded loans and unfunded loan commitments totaling zero and $10.2 million for the three and six months ended June 30, 2025, respectively, primarily to cover a charge-off on one credit driven by suspected fraudulent activity by the borrower. During the three and six months ended June 30, 2024, the Company recorded provision expense for credit losses on funded loans and unfunded loan commitments totaling $2.8 million. The allowance for credit losses totaled 1.19% and 1.25% of total loans at June 30, 2025 and 2024, respectively.

Non-interest income

The table below details the components of non-interest income for the periods presented:

	For the three months ended		For the six months ended
	June 30,		June 30,		Three months		Six months
					Increase (decrease)		Increase (decrease)
	2025	2024	2025	2024	Amount	% Change	Amount	% Change
Service charges	$4,127	$4,295	$8,245	$8,686	$(168)	(3.9)%	$(441)	(5.1)%
Bank card fees	4,732	4,882	8,926	9,460	(150)	(3.1)%	(534)	(5.6)%
Mortgage banking income	2,547	3,296	5,862	5,951	(749)	(22.7)%	(89)	(1.5)%
Bank-owned life insurance income	776	736	1,540	1,469	40	5.4%	71	4.8%
Other non-interest income	4,884	820	7,869	6,157	4,064	495.6%	1,712	27.8%
Total non-interest income	$17,066	$14,029	$32,442	$31,723	$3,037	21.6%	$719	2.3%

Non-interest income totaled $17.1 million for the three months ended June 30, 2025, increasing 21.6% compared to the three months ended June 30, 2024. The increase was primarily due to $4.1 million higher other non-interest income, primarily due to an increase of $1.3 million from gains on sales of banking center buildings during the second quarter of 2025 and impairment of $3.9 million during the second quarter of 2024 related to venture capital investments classified as non-marketable securities. Partially offsetting the increase was a $0.7 million decrease in mortgage banking income as the sustained higher-interest rate environment resulted in lower mortgage volume.

Non-interest income increased $0.7 million to $32.4 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The increase was primarily due to $1.7 million higher other non-interest income primarily driven by a $0.7 million increase in gains on sales of previously consolidated banking center buildings and a $0.4 million increase in trust income.

Non-interest expense

The table below details the components of non-interest expense for the periods presented:

	For the three months ended		For the six months ended
	June 30,		June 30,		Three months		Six months
					Increase (decrease)		Increase (decrease)
	2025	2024	2025	2024	Amount	% Change	Amount	% Change
Salaries and benefits	$37,746	$36,933	$72,108	$73,453	$813	2.2%	$(1,345)	(1.8)%
Occupancy and equipment	9,436	10,120	20,273	20,061	(684)	(6.8)%	212	1.1%
Data processing	4,452	4,117	8,853	8,183	335	8.1%	670	8.2%
Marketing and business development	968	783	1,914	1,745	185	23.6%	169	9.7%
FDIC deposit insurance	990	1,431	2,316	2,776	(441)	(30.8)%	(460)	(16.6)%
Bank card expenses	1,268	1,391	2,371	2,740	(123)	(8.8)%	(369)	(13.5)%
Professional fees	1,680	1,706	3,103	3,352	(26)	(1.5)%	(249)	(7.4)%
Other non-interest expense	4,444	4,617	10,086	9,614	(173)	(3.7)%	472	4.9%
Other intangible assets amortization	1,947	1,977	3,924	3,985	(30)	(1.5)%	(61)	(1.5)%
Total non-interest expense	$62,931	$63,075	$124,948	$125,909	$(144)	(0.2)%	$(961)	(0.8)%

During the three months ended June 30, 2025, non-interest expense decreased $0.1 million, or 0.2%, compared to the three months ended June 30, 2024, as a result of disciplined expense management. Salaries and benefits increased $0.8 million during the three months ended June 30, 2025, while occupancy and equipment and FDIC deposit insurance decreased $0.7 million and $0.4 million, respectively, compared to the same period in the prior year.

During the six months ended June 30, 2025, non-interest expense decreased $1.0 million to $124.9 million, compared to the same period during the prior year, due to disciplined expense management and payroll tax credits realized during the first quarter of 2025.

Income taxes

Income tax expense totaled $7.5 million and $13.1 million for the three and six months ended June 30, 2025, respectively. Income tax expense for the three and six months ended June 30, 2024 totaled $5.6 million and $13.1 million, respectively. Changes between periods were primarily driven by changes in pre-tax income. The effective tax rate for the three and six months ended June 30, 2025 was 18.1% and 18.4%, respectively, compared to 17.7% and 18.6% for the same periods in the prior year.

On July 4, 2025, the One Big Beautiful Bill Act was signed into law. The Company is currently evaluating the provisions of the new law and its potential impact on the consolidated financial statements. We have not yet determined the full effect on our effective tax rate, deferred tax balances, or future tax expense.

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

The Company’s primary sources of funds include revenue from interest income and noninterest income as well as cash flows from loan repayments, payments from securities related to maturities and amortization, the sale of loans, and funds generated by deposits, in addition to the use of private debt offerings.

On-balance sheet liquidity is represented by our cash and cash equivalents, and unencumbered investment securities, and is detailed in the table below as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Cash and due from banks	$296,483	$127,848
Unencumbered investment securities, at fair value	599,286	319,949
Total	$895,769	$447,797

Total on-balance sheet liquidity increased $447.9 million at June 30, 2025 compared to December 31, 2024, due to higher unencumbered investment securities of $279.3 million and higher cash and due from banks of $168.6 million. As of June 30, 2025, approximately $685.1 million of investment securities were pledged to secure client deposits and repurchase agreements.

The Company’s investment portfolio remains positioned in liquid and readily marketable instruments and is a significant source of on-balance sheet collateral to secure borrowing capacity. Our investment securities portfolio is evaluated under established Asset and Liability Committee objectives and is structured as a liquidity portfolio, and only security fair values are used for the liquidity assessment. The fair value of total investment securities was $1.3 billion at June 30, 2025, compared to $1.0 billion at December 31, 2024. As of June 30, 2025, the fair value was inclusive of pre-tax net unrealized losses of $72.5 million on the available-for-sale securities portfolio. Additionally, our held-to-maturity securities portfolio had $64.0 million of pre-tax net unrealized losses. The gross unrealized gains and losses are detailed in note 3 of our consolidated financial statements. As of June 30, 2025, our investment securities portfolio consisted primarily of MBS, all of which were issued or guaranteed by U.S. government agencies or sponsored enterprises. The anticipated repayments and marketability of these securities offer substantial resources and flexibility to meet new loan demand, reinvest in the investment securities portfolio, or provide optionality for reductions in our deposit funding base. At June 30, 2025, the duration of the investment securities portfolio was 4.0 years and the weighted average life was 4.8 years.

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

	June 30, 2025	December 31, 2024
Available FHLB borrowing capacity	$1,517,734	$1,697,259
Federal Reserve Bank discount window	751,111	880,892
Total off-balance sheet funds available	$2,268,845	$2,578,151

The Company had pledged $2.4 billion and $2.6 billion of loans as collateral to the FHLB at June 30, 2025 and December 31, 2024, respectively. FHLB borrowing capacity totaled $1.7 billion at June 30, 2025 and December 31, 2024. At June 30, 2025, outstanding FHLB borrowings totaled $185.0 million, leaving undrawn borrowing capacity of $1.5 billion. At December 31, 2024, the Company had $50.0 million of outstanding borrowings with the FHLB, leaving undrawn borrowing capacity of $1.7 billion. At June 30, 2025, the Company’s available secured and committed borrowing capacity at the FHLB and Federal Reserve totaled $2.3 billion, compared to $2.6 billion at December 31, 2024.

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

At present, financing activities primarily consist of changes in deposits and repurchase agreements, and advances from the FHLB, in addition to the payment of dividends and the repurchase of our common stock. Maturing time deposits represent a potential use of funds. As of June 30, 2025, $837.5 million of time deposits were scheduled to mature within 12 months. Based on the current interest rate environment and market conditions, our consumer banking strategy is to focus on attracting and maintaining both lower-cost transaction accounts and time deposits.

During 2021, the Company entered into a subordinated note purchase agreement to issue and sell a fixed-to-floating note. The Company deployed the net proceeds from the sale of the note for general corporate purposes. The note is not subject to redemption at the option of the holder. Additionally, as part of the acquisition of BOJH on October 1, 2022, the Company assumed three subordinated note purchase agreements to issue and sell fixed-to-floating rate notes. The balance on all subordinated notes totaled $54.4 million at June 30, 2025. At December 31, 2024, the balance on the notes totaled $54.5 million.

Capital

Under the Basel III requirements, at June 30, 2025, the Company, NBH Bank and BOJHT met all capital adequacy requirements, and the Banks had regulatory capital ratios in excess of the levels established for well-capitalized institutions. For more information on regulatory capital, see note 9 in our consolidated financial statements.

Our shareholders’ equity is impacted by earnings, changes in unrealized gains and losses on securities, net of tax, stock-based compensation activity, share repurchases, shares issued in connection with acquisitions and the payment of dividends.

The Board of Directors has from time to time authorized multiple programs to repurchase shares of the Company’s common stock either in open market or in privately negotiated transactions in accordance with applicable regulations of the SEC. On May 9, 2023, the Company’s Board of Directors authorized a new program to repurchase up to $50.0 million of the Company’s stock. During the second quarter of 2025, the Company repurchased 119,300 shares of common stock for $4.2 million at a weighted average price per share of $35.50. The remaining authorization under the current program as of June 30, 2025 was $45.8 million.

On August 4, 2025, our Board of Directors declared a quarterly dividend of $0.30 per common share, payable on September 15, 2025 to shareholders of record at the close of business on August 29, 2025.

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

Our interest rate risk model indicated that the Company was in a fairly neutral position in terms of interest rate sensitivity at June 30, 2025. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 100 and 200 basis point decrease in interest rates on net interest income based on the interest rate risk model at June 30, 2025 and December 31, 2024:

Hypothetical
shift in interest	% change in projected net interest income
rates (in bps)	June 30, 2025	December 31, 2024
200	1.92%	1.72%
100	1.00%	0.87%
(100)	(1.28)%	(1.05)%
(200)	(2.70)%	(2.11)%

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

As part of the asset/liability management strategy to manage primary market risk exposures expected to be in effect in future reporting periods, management has executed interest rate derivatives primarily using floors and collars. For further discussion of the Company’s derivative contracts refer to note 14. The strategy with respect to liabilities has been to continue to emphasize transaction deposit growth, particularly non-interest or low interest bearing non-maturing deposit accounts while building long-term client relationships. Non-maturing deposit accounts totaled 87.0% of total deposits at June 30, 2025, compared to 87.6% at December 31, 2024.

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

Off-Balance Sheet Activities

In the normal course of business, we are a party to various contractual obligations, commitments and other off-balance sheet activities that contain credit, market, and operational risk that are not required to be reflected in our consolidated financial statements. The most significant of these are the loan commitments that we enter into to meet the financing needs of clients, including commitments to extend credit, commercial and consumer lines of credit and standby letters of credit. As of June 30, 2025 and December 31, 2024, we had loan commitments totaling $1.3 billion and $1.4 billion, respectively, and standby letters of credit totaling $12.3 million and $10.8 million, respectively. Unused commitments do not necessarily represent future credit exposure or cash requirements, as commitments often expire without being drawn upon.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information called for by this item is provided under the caption Asset/Liability Management and Interest Rate Risk in Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.

Item 4: CONTROLS AND PROCEDURES.

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange

Act of 1934, as of June 30, 2025. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

				Maximum
			Total number of	approximate dollar
			shares purchased	value of shares
			as part of publicly	that may yet be
	Total number	Average price	announced plans	purchased under the
Period	of shares purchased	paid per share	or programs	plans or programs(2)
April 1 - April 30, 2025(1)	110,549	$35.48	75,516	$47,336,754
May 1 - May 31, 2025	10,569	35.79	10,569	46,958,440
June 1 - June 30, 2025	33,215	35.89	33,215	45,765,347
Total	154,333	35.59	119,300

(1)

Of the shares repurchased in April 2025, 35,033 shares of common stock were purchased other than through publicly announced plans. These shares were purchased pursuant to the Company’s stock incentive plans at the then current market value in satisfaction of stock option exercise prices, settlements of restricted stock and tax withholdings.

(2)

On May 9, 2023, the Company’s Board of Directors authorized a new program to repurchase up to $50.0 million of the Company’s stock. During the second quarter of 2025, the Company repurchased 119,300 shares of common stock for $4.2 million at a weighted average price per share of $35.50. The remaining authorization under the current program as of June 30, 2025 was $45.8 million.

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

Date: August 5, 2025