Form 10-Q
period 2025-09-30
National Bank Holdings Corp
filed 2025-10-29
CIK 1475841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 24, 2025, the registrant had outstanding 37,819,914 shares of Class A voting common stock, each with $0.01 par value per share, excluding 312,144 shares of restricted Class A common stock issued but not yet vested.

GLOSSARY OF ACRONYMS, ABBREVIATIONS AND TERMS

2023 Plan	2023 Omnibus Incentive Plan	FTE	Fully taxable equivalent
ACL	Allowance for credit losses	GAAP	Generally accepted accounting principles
AFS	Available-for-sale	GDP	Gross domestic product
AIR	Accrued interest receivable	GNMA	Government National Mortgage Association
AOCI	Accumulated other comprehensive income (loss)	GSE	Government sponsored enterprises
ASC	Accounting Standards Codification	HPI	Home price index
ASU	Accounting Standards Update	HTM	Held-to-maturity
ATM	Automated Teller Machine	ISDA	International Swaps and Derivative Association
Banks	NBH Bank and Bank of Jackson Hole Trust, collectively	MBS	Mortgage-backed securities
BOJH	Bank of Jackson Hole	MSR	Mortgage servicing right
BOJHT	Bank of Jackson Hole Trust	NBHC or the Company	National Bank Holdings Corporation
Cambr	Cambr Solutions, LLC	NCO	Net charge-offs
CECL	Current expected credit loss	OCI	Other Comprehensive Income
CRE	Commercial real estate	OREO	Other real estate owned
DCF	Discounted cash flow	PSU	Performance stock unit
EPS	Earnings Per Share	ROTA	Return on tangible assets
ESPP	Employee Stock Purchase Plan	S&P	Standard and Poor's
FASB	Financial Accounting Standards Board	SBA	Small Business Administration
FDIC	Federal Deposit Insurance Corporation	SEC	Securities and Exchange Commission
FHA	Federal Housing Administration	SOFR	Secured overnight financing rate
FHLB	Federal Home Loan Bank	TDMs	Troubled debt modifications
FHLMC	Federal Home Loan Mortgage Corporation	Transaction deposits	Demand, savings, and money market deposits
Fintech	Financial technology	TSR	Total shareholder return
FNMA	Federal National Mortgage Association	Vista	Vista Bancshares, Inc.
FRB	Federal Reserve Bank

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements do not discuss historical facts but instead relate to expectations, beliefs, plans, predictions, forecasts, objectives, assumptions or future events or performance. Forward-looking statements are often, but not always, identified by words such as “anticipate,” “believe,” “can,” “would,” “should,” “could,” “may,” “predict,” “seek,” “potential,” “will,” “estimate,” “target,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “intend,” “goal,” “focus,” “maintains,” “future,” “ultimately, ” “likely,” “ensure,” “strategy,” “objective,” and similar words or phrases. For example, our forward-looking statements include, without limitation, statements regarding our business plans, expectations, or opportunities for growth; the proposed acquisition of Vista; our anticipated financial performance, expenses, cash requirements and sources of liquidity; and our capital allocation strategies and plans. These statements are only predictions and involve estimates, known and unknown risks, assumptions and uncertainties. We have based these statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, liquidity, results of operations, business strategy and growth prospects.

Forward-looking statements involve certain important risks, uncertainties and other factors, any of which could cause actual results to differ materially from those in such statements and, therefore, you are cautioned not to place undue reliance on such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	our ability to obtain required regulatory or shareholder approvals, which could be delayed due to, among other things, the current U.S. Federal government shutdown, or meet other closing conditions, to complete the acquisition of Vista when expected or at all, and to realize the anticipated benefits of the proposed transaction;

●	business and economic conditions along with external events both generally and in the financial services industry;

●	susceptibility to credit risk and fluctuations in the value of real estate and other collateral securing a significant portion of our loan portfolio, including with regards to real estate acquired through foreclosure, and the accuracy of appraisals related to such real estate;

●	insufficiency of the allowance for credit losses and fair value adjustments to absorb losses in our loan portfolio;

●	our ability to maintain sufficient liquidity to meet the requirements of deposit withdrawals and other business needs;

●	changes and uncertainty impacting monetary supply and the businesses of our clients and counterparties, including levels of market interest rates, inflation, currency values, monetary and fiscal policies, and the volatility of trading markets;

●	changes in the fair value of our investment securities and the ability of companies in which we invest to commercialize their technology or product concepts;

●	the loss of certain executive officers and key personnel;

●	any service interruptions, cyber incidents or other breaches relating to our technology systems, security systems or infrastructure or those of our third-party providers;

●	the occurrence of fraud or other financial crimes within our business;

●	competition from other financial institutions and financial services providers and the effects of disintermediation within the banking business including consolidation within the industry;

●	changes and uncertainty with respect to federal government lending programs like the SBA’s Preferred Lender Program and the FHA’s insurance programs, including the impact of the government shutdown on such programs;

●	impairment of our mortgage servicing rights, disruption in the secondary market for mortgage loans, declines in real estate values, or being required to repurchase mortgage loans or reimburse investors;

●	developments in technology, such as artificial intelligence, the success of our digital growth strategy, and our ability to incorporate innovative technologies in our business and provide products and services that satisfy our clients’ expectations for convenience and security;

●	our ability to execute our organic growth and acquisition strategies;

●	the accuracy of projected operating results for assets and businesses we acquire as well as our ability to drive organic loan growth to replace loans in our existing portfolio with comparable loans as loans are paid down;

●	changes and uncertainty with respect to federal, state and local laws, regulations, and policies along with executive orders applicable to our business, including tax laws, tariff policies, and Federal Reserve interest rate policies;

●	our ability to comply with and manage costs related to extensive government regulation and supervision, including current and future regulations affecting bank holding companies and depository institutions;

●	the application of any increased assessment rates imposed by the FDIC;

●	claims or legal action brought against us by third parties or government agencies; and

●	other factors, risks, trends and uncertainties described under “Part I, Item 1. Business,” “Part I, Item 1A. Risk Factors,” “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 and in our other filings with the SEC.

Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events or circumstances, except as required by applicable law.

PART I: FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)

(In thousands, except share and per share data)

	September 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$555,560	$127,848
Investment securities available-for-sale (at fair value)	612,719	527,547
Investment securities held-to-maturity (fair value of $630,802 and $451,386 at September 30, 2025 and December 31, 2024, respectively)	689,486	533,108
Other securities	80,526	76,462
Loans	7,429,501	7,751,143
Allowance for credit losses	(88,280)	(94,455)
Loans, net	7,341,221	7,656,688
Loans held for sale	22,252	24,495
Other real estate owned	658	662
Premises and equipment, net	211,436	196,773
Goodwill	306,043	306,043
Intangible assets, net	50,331	58,432
Other assets	282,454	299,635
Total assets	$10,152,686	$9,807,693
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing demand deposits	$2,255,495	$2,213,685
Interest bearing demand deposits	1,223,602	1,411,860
Savings and money market	3,832,460	3,592,312
Time deposits	1,160,123	1,020,036
Total deposits	8,471,680	8,237,893
Securities sold under agreements to repurchase	21,303	18,895
Long-term debt, net	54,743	54,511
Federal Home Loan Bank advances	—	50,000
Other liabilities	230,031	141,319
Total liabilities	8,777,757	8,502,618
Shareholders’ equity:
Common stock, par value $0.01 per share: 400,000,000 shares authorized; 51,487,888 and 51,487,888 shares issued; and 37,815,589 and 38,054,482 shares outstanding at September 30, 2025 and December 31, 2024, respectively	515	515
Additional paid-in capital	1,169,982	1,167,431
Retained earnings	568,276	508,864
Treasury stock of 13,340,349 and 13,141,392 shares at September 30, 2025 and December 31, 2024, respectively, at cost	(312,873)	(301,694)
Accumulated other comprehensive loss, net of tax	(50,971)	(70,041)
Total shareholders’ equity	1,374,929	1,305,075
Total liabilities and shareholders’ equity	$10,152,686	$9,807,693

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share data)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Interest and dividend income:
Interest and fees on loans	$120,132	$129,566	$360,577	$377,167
Interest and dividends on investment securities	9,992	7,476	28,563	21,613
Dividends on other securities	409	405	1,355	1,398
Interest on interest bearing bank deposits	1,705	556	2,926	2,004
Total interest and dividend income	132,238	138,003	393,421	402,182
Interest expense:
Interest on deposits	42,886	49,366	125,998	141,580
Interest on borrowings	1,152	984	5,123	5,345
Total interest expense	44,038	50,350	131,121	146,925
Net interest income before provision for credit losses	88,200	87,653	262,300	255,257
Provision (release) for credit loss expense	(1,500)	2,000	8,700	4,776
Net interest income after provision for credit losses	89,700	85,653	253,600	250,481
Non-interest income:
Service charges	4,340	4,912	12,585	13,598
Bank card fees	4,505	4,832	13,431	14,292
Mortgage banking income	2,895	2,981	8,757	8,932
Bank-owned life insurance income	795	759	2,335	2,228
Other non-interest income	8,156	4,905	16,025	11,062
Total non-interest income	20,691	18,389	53,133	50,112
Non-interest expense:
Salaries and benefits	37,779	37,331	109,887	110,784
Occupancy and equipment	12,383	9,697	32,656	29,758
Data processing	4,751	4,398	13,604	12,581
Marketing and business development	948	1,091	2,862	2,836
FDIC deposit insurance	1,041	1,297	3,357	4,073
Bank card expenses	1,033	1,176	3,404	3,916
Professional fees	3,249	2,111	6,352	5,463
Other non-interest expense	4,116	5,084	14,202	14,698
Other intangible assets amortization	1,946	1,977	5,870	5,962
Total non-interest expense	67,246	64,162	192,194	190,071
Income before income taxes	43,145	39,880	114,539	110,522
Income tax expense	7,860	6,775	21,001	19,891
Net income	$35,285	$33,105	$93,538	$90,631
Earnings per share—basic	$0.92	$0.86	$2.44	$2.37
Earnings per share—diluted	0.92	0.86	2.43	2.36
Common stock dividend	0.30	0.28	0.89	0.83
Weighted average number of common shares outstanding:
Basic	37,911,643	38,277,042	38,018,090	38,173,469
Diluted	38,034,473	38,495,091	38,142,300	38,368,011

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$35,285	$33,105	$93,538	$90,631
Other comprehensive income, net of tax:
Securities available-for-sale:
Net unrealized gains arising during the period, net of tax expense of $1,460 and $5,847 for the three months ended September 30, 2025 and 2024, respectively; and net of tax expense of $5,714 and $4,632 for the nine months ended September 30, 2025 and 2024, respectively	4,812	16,779	18,440	13,411
Less: amortization of net unrealized holding gains to income, net of tax benefit of $1 and $5 for the three months ended September 30, 2025 and 2024, respectively; and net of tax benefit of $5 and $20 for the nine months ended September 30, 2025 and 2024, respectively	(2)	(16)	(15)	(61)
Cash flow hedges:
Net unrealized gains arising during the period, net of tax expense of $54 and $376 for the three months ended September 30, 2025 and 2024, respectively; and net of tax expense of $429 and $209 for the nine months ended September 30, 2025 and 2024, respectively	177	1,150	1,398	645
Less: reclassification adjustment for (gains) losses included in net income, net of tax expense (benefit) of $14 and ($8) for the three months ended September 30, 2025 and 2024, respectively; and net of tax expense of $228 and $24 for the nine months ended September 30, 2025 and 2024, respectively	(46)	27	(753)	(79)
Other comprehensive income	4,941	17,940	19,070	13,916
Comprehensive income	$40,226	$51,045	$112,608	$104,547

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(In thousands, except share and per share data)

	For the three months ended September 30,
					Accumulated
		Additional			other
	Common	paid-in	Retained	Treasury	comprehensive
	stock	capital	earnings	stock	income, net	Total
Balance, June 30, 2024	$515	$1,161,804	$469,630	$(303,880)	$(80,425)	$1,247,644
Net income	—	—	33,105	—	—	33,105
Stock-based compensation	—	2,002	—	—	—	2,002
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $2,173, net	—	589	—	1,603	—	2,192
Cash dividends declared ($0.28 per share)	—	—	(10,886)	—	—	(10,886)
Other comprehensive income	—	—	—	—	17,940	17,940
Balance, September 30, 2024	$515	$1,164,395	$491,849	$(302,277)	$(62,485)	$1,291,997
Balance, June 30, 2025	$515	$1,167,719	$544,428	$(304,254)	$(55,912)	$1,352,496
Net income	—	—	35,285	—	—	35,285
Stock-based compensation	—	2,145	—	—	—	2,145
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $280, net	—	118	—	185	—	303
Repurchase of 240,000 shares	—	—	—	(8,804)	—	(8,804)
Cash dividends declared ($0.30 per share)	—	—	(11,437)	—	—	(11,437)
Other comprehensive income	—	—	—	—	4,941	4,941
Balance, September 30, 2025	$515	$1,169,982	$568,276	$(312,873)	$(50,971)	$1,374,929

	For the nine months ended September 30,
					Accumulated
		Additional			other
	Common	paid-in	Retained	Treasury	comprehensive
	stock	capital	earnings	stock	income, net	Total
Balance, December 31, 2023	$515	$1,162,269	$433,126	$(306,702)	$(76,401)	$1,212,807
Net income	—	—	90,631	—	—	90,631
Stock-based compensation	—	5,666	—	—	—	5,666
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $6,163, net	—	(3,540)	—	4,425	—	885
Cash dividends declared ($0.83 per share)	—	—	(31,908)	—	—	(31,908)
Other comprehensive income	—	—	—	—	13,916	13,916
Balance, September 30, 2024	$515	$1,164,395	$491,849	$(302,277)	$(62,485)	$1,291,997
Balance, December 31, 2024	$515	$1,167,431	$508,864	$(301,694)	$(70,041)	$1,305,075
Net income	—	—	93,538	—	—	93,538
Stock-based compensation	—	5,840	—	—	—	5,840
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $4,452, net	—	(3,289)	—	1,862	—	(1,427)
Repurchase of 359,300 shares	—	—	—	(13,041)	—	(13,041)
Cash dividends declared ($0.89 per share)	—	—	(34,126)	—	—	(34,126)
Other comprehensive income	—	—	—	—	19,070	19,070
Balance, September 30, 2025	$515	$1,169,982	$568,276	$(312,873)	$(50,971)	$1,374,929

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the nine months ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$93,538	$90,631
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit loss expense	8,700	4,776
Depreciation and amortization	19,832	17,881
Change in current income tax receivable	(1,710)	634
Change in deferred income taxes	19,451	7,641
Discount accretion, net of premium amortization on securities	(1,994)	(1,200)
Gain on sale of mortgages, net	(7,234)	(7,711)
Origination of loans held for sale, net of repayments	(260,886)	(253,078)
Proceeds from sales of loans held for sale	270,363	261,881
Originations of mortgage servicing rights	(146)	(258)
Proceeds from sales of mortgage servicing rights	2,360	—
Gain on sale of mortgage servicing rights	(646)	—
Gain on sale of fixed assets	(1,584)	(637)
Stock-based compensation	5,840	5,666
Operating lease payments	(4,904)	(4,909)
Change in other assets	(8,988)	(13,761)
Change in other liabilities	(7,630)	1,285
Net cash provided by operating activities	124,362	108,841
Cash flows from investing activities:
Proceeds from other securities	48,029	42,559
Proceeds from maturities and paydowns of investment securities available-for-sale	100,403	137,632
Proceeds from maturities and paydowns of investment securities held-to-maturity	104,985	47,385
Proceeds from sales of other real estate owned	269	2,462
Purchases of other securities	(49,949)	(26,238)
Purchases of investment securities available-for-sale	(164,656)	(199,079)
Purchases of investment securities held-to-maturity	(260,257)	—
Purchases of premises and equipment, net	(21,907)	(26,375)
Net decrease (increase) in loans	380,473	(34,044)
Proceeds from the sale of loans	28,531	—
Net cash provided by (used in) investing activities	165,921	(55,698)
Cash flows from financing activities:
Net increase in deposits	233,813	306,464
Net increase (decrease) in repurchase agreements and other short-term borrowings	2,408	(110)
Net payments to the Federal Home Loan Bank	(50,000)	(340,000)
Issuance of stock under purchase and equity compensation plans	(1,509)	(1,205)
Proceeds from exercise of stock options	10	2,008
Payment of dividends	(34,252)	(31,830)
Repurchase of common stock	(13,041)	—
Net cash provided by (used in) financing activities	137,429	(64,673)
Increase (decrease) in cash and cash equivalents	427,712	(11,530)
Cash and cash equivalents at beginning of the year	127,848	192,326
Cash and cash equivalents at end of period	$555,560	$180,796
Supplemental disclosure of cash flow information during the period:
Cash paid for interest	$127,638	$141,120
Net tax payments	9,176	16,413
Supplemental schedule of non-cash activities:
Increase in loans purchased but not settled	$101,661	$—
Loans transferred from loans held for sale to loans	—	997

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2025

Note 1 Basis of Presentation

National Bank Holdings Corporation is a bank holding company that has elected financial holding company status and was incorporated in the State of Delaware in 2009. The Company is headquartered in Greenwood Village, Colorado, and its primary operations are conducted through its wholly owned subsidiaries NBH Bank and BOJHT. NBH Bank is a Colorado state-chartered bank and a member of the Federal Reserve System, and BOJHT is a Wyoming state-chartered bank and a member of the Federal Reserve System. The Company provides a variety of banking products to both commercial and consumer clients through a network of over 90 banking centers, as of September 30, 2025, located primarily in Colorado, the greater Kansas City region, Utah, Wyoming, Texas, New Mexico and Idaho, as well as through online and mobile banking products and services.

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

During the current period, the balance sheet caption previously titled ‘Non-marketable securities’ was retitled as ‘Other securities’ without effect to the financial statements beyond the retitle.

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

Note 3 Investment Securities

The Company’s investment securities portfolio is comprised of available-for-sale and held-to-maturity investment securities. These investment securities totaled $1.3 billion at September 30, 2025 and included $0.6 billion of available-for-sale securities and $0.7 billion of held-to-maturity securities. At December 31, 2024, investment securities totaled $1.0 billion and included $0.5 billion of available-for-sale securities and $0.5 billion of held-to-maturity securities.

Available-for-sale

Available-for-sale securities are summarized as follows as of the dates indicated:

	September 30, 2025
	Amortized	Gross	Gross
	cost	unrealized gains	unrealized losses	Fair value
U.S. Treasury securities	$72,930	$1,032	$—	$73,962
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	229,757	1,113	(22,353)	208,517
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	373,555	640	(46,668)	327,527
Corporate debt	2,000	—	(10)	1,990
Other securities	723	—	—	723
Total investment securities available-for-sale	$678,965	$2,785	$(69,031)	$612,719

	December 31, 2024
	Amortized	Gross	Gross
	cost	unrealized gains	unrealized losses	Fair value
U.S. Treasury securities	$24,958	$—	$(84)	$24,874
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	164,785	53	(29,793)	135,045
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	425,476	432	(60,970)	364,938
Corporate debt	2,000	—	(38)	1,962
Other securities	728	—	—	728
Total investment securities available-for-sale	$617,947	$485	$(90,885)	$527,547

During the nine months ended September 30, 2025 and 2024, purchases of available-for-sale securities totaled $164.7 million and $199.1 million, respectively. Maturities and paydowns of available-for-sale securities during the nine months ended September 30, 2025 and 2024 totaled $100.4 million and $137.6 million, respectively. There were no sales of available-for-sale securities during the nine months ended September 30, 2025 or 2024.

At September 30, 2025 and December 31, 2024, the Company’s available-for-sale investment portfolio was primarily comprised of U.S. Treasury securities and mortgage-backed securities. All mortgage-backed securities were backed by GSE collateral such as FHLMC and FNMA and the government-owned agency GNMA.

The tables below summarize the available-for-sale securities with unrealized losses, along with the length of time they have been in an unrealized loss position, as of the dates shown:

	September 30, 2025
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	$17,480	$(39)	$126,521	$(22,314)	$144,001	$(22,353)
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	6,367	(12)	250,580	(46,656)	256,947	(46,668)
Corporate debt	—	—	1,990	(10)	1,990	(10)
Total	$23,847	$(51)	$379,091	$(68,980)	$402,938	$(69,031)

	December 31, 2024
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. Treasury securities	$—	$—	$24,874	$(84)	$24,874	$(84)
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	—	—	132,935	(29,793)	132,935	(29,793)
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	41,426	(95)	264,621	(60,875)	306,047	(60,970)
Corporate debt	—	—	1,963	(38)	1,963	(38)
Total	$41,426	$(95)	$424,393	$(90,790)	$465,819	$(90,885)

Management regularly monitors the investment securities portfolio in its entirety and further evaluates all of the available-for-sale securities in an unrealized loss position at each reporting period. The portfolio included 168 securities which were in an unrealized loss position at September 30, 2025, compared to 180 securities at December 31, 2024. The unrealized losses in the Company’s investment portfolio at September 30, 2025 were caused by changes in interest rates. The Company has no intention to sell these securities and believes it will not be required to sell the securities before the recovery of their amortized cost. Management believes that default of the available-for-sale securities is highly unlikely. FHLMC, FNMA and GNMA guaranteed mortgage-backed securities and U.S. Treasury securities have a long history of zero credit losses, an explicit guarantee by the U.S. government (although limited for FNMA and FHLMC securities) and yields that generally trade based on market views of prepayment and liquidity risk rather than credit risk.

Certain securities are pledged as collateral for public deposits, securities sold under agreements to repurchase and to secure borrowing capacity at the FRB, if needed. The fair value of available-for-sale investment securities pledged as collateral totaled $140.8 million and $238.6 million at September 30, 2025 and at December 31, 2024, respectively. The Company may also pledge available-for-sale investment securities as collateral for FHLB advances. No securities were pledged for this purpose at September 30, 2025 or December 31, 2024.

A summary of the available-for-sale securities by maturity is shown in the following table as of September 30, 2025. Mortgage-backed securities may have actual maturities that differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments and are therefore not included in the table below. The Company holds other available-for-sale securities with an amortized cost and fair value of $0.7 million as of September 30, 2025 that have no stated contractual maturity date.

	September 30, 2025
			Weighted
	Amortized cost	Fair value	average yield
U.S. Treasury securities
After one but within five years	$72,930	$73,962	4.35%
Corporate debt
After one but within five years	2,000	1,990	9.68%

As of September 30, 2025 and December 31, 2024, AIR from available-for-sale investment securities totaled $1.5 million and $1.3 million, respectively, and was included within other assets in the consolidated statements of financial condition.

Held-to-maturity

Held-to-maturity investment securities are summarized as follows as of the dates indicated:

	September 30, 2025
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
U.S. Treasury securities	$24,840	$—	$(120)	$24,720
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	244,916	469	(25,682)	219,703
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	419,730	2,008	(35,359)	386,379
Total investment securities held-to-maturity	$689,486	$2,477	$(61,161)	$630,802

	December 31, 2024
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
U.S. Treasury securities	$49,639	$—	$(480)	$49,159
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	271,105	51	(36,870)	234,286
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	212,364	—	(44,423)	167,941
Total investment securities held-to-maturity	$533,108	$51	$(81,773)	$451,386

During the nine months ended September 30, 2025, purchases of held-to-maturity securities totaled $260.3 million. There were no purchases of held-to-maturity securities during the nine months ended September 30, 2024. Maturities and paydowns of held-to-maturity securities totaled $105.0 million and $47.4 million during the nine months ended September 30, 2025 and 2024, respectively.

The held-to-maturity portfolio included 112 securities which were in an unrealized loss position as of September 30, 2025, compared to 160 securities at December 31, 2024. The tables below summarize the held-to-maturity securities with unrealized losses, along with the length of time they have been in an unrealized loss position, as of the dates shown:

	September 30, 2025
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. Treasury securities	$—	$—	$24,720	$(120)	$24,720	$(120)
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	10,245	(26)	174,132	(25,656)	184,377	(25,682)
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	—	—	147,427	(35,359)	147,427	(35,359)
Total	$10,245	$(26)	$346,279	$(61,135)	$356,524	$(61,161)

	December 31, 2024
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. Treasury securities	$—	$—	$49,159	$(480)	$49,159	$(480)
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	45,427	(880)	185,558	(35,990)	230,985	(36,870)
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	2,818	(51)	165,123	(44,372)	167,941	(44,423)
Total	$48,245	$(931)	$399,840	$(80,842)	$448,085	$(81,773)

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

The table below summarizes the credit quality indicators, by amortized cost, of held-to-maturity securities as of the dates shown:

	September 30, 2025	December 31, 2024
	AA+	AA+
U.S. Treasury securities	$24,840	$49,639
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	244,916	271,105
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	419,730	212,364
Total investment securities held-to-maturity	$689,486	$533,108

Certain securities are pledged as collateral for public deposits, securities sold under agreements to repurchase and to secure borrowing capacity at the FRB, if needed. The carrying value of held-to-maturity investment securities pledged as collateral totaled $531.6 million and $500.5 million at September 30, 2025 and December 31, 2024, respectively. The Company may also pledge held-to-maturity investment securities as collateral for FHLB advances. No held-to-maturity investment securities were pledged for this purpose at September 30, 2025 or December 31, 2024.

A summary of the held-to-maturity securities by maturity is shown in the following table as of September 30, 2025. Actual maturities of mortgage-backed securities may differ from scheduled maturities depending on the repayment characteristics and experience of the underlying financial instruments and are therefore not included in the table below.

	September 30, 2025
			Weighted
	Amortized cost	Fair value	average yield
U.S. Treasury securities
Within one year	$24,840	$24,720	3.10%

As of September 30, 2025 and December 31, 2024, AIR from held-to-maturity investment securities totaled $1.7 million and $0.9 million, respectively, and was included within other assets in the consolidated statements of financial condition.

Note 4 Other Securities

The carrying balances of other securities are summarized as follows as of the dates indicated:

	September 30, 2025	December 31, 2024
Federal Reserve Bank stock	$24,062	$24,062
Federal Home Loan Bank stock	573	3,922
Convertible preferred stock	18,508	20,508
Equity method investments	33,270	27,970
Equity securities with readily determinable fair values	4,113	—
Total	$80,526	$76,462

Other securities included FRB stock, FHLB stock, convertible preferred stock, equity method investments and equity securities with readily determinable fair values. During the nine months ended September 30, 2025, purchases of other securities totaled $50.0 million, and proceeds from redemptions and sales of other securities totaled $48.0 million. During the nine months ended September 30, 2024, purchases of other securities totaled $26.2 million, and proceeds from redemptions and sales of other securities totaled $42.6 million. Purchases consisted primarily of FHLB stock, and proceeds consisted primarily of redemptions of FHLB stock. Changes in the Company’s FHLB stock holdings directly correlate to FHLB line of credit advances and paydowns.

FRB and FHLB stock

At September 30, 2025 and December 31, 2024, the Company held FRB stock and FHLB stock for regulatory or debt facility purposes. These are restricted securities which, lacking a market, are carried at cost. There have been no identified events or changes in circumstances that may have an adverse effect on the FRB and FHLB stock carried at cost.

Convertible preferred stock

Other securities include convertible preferred stock without a readily determinable fair value. During the three and nine months ended September 30, 2025, there were no purchases of convertible preferred stock. One convertible preferred stock investment underwent an initial public offering and was reclassified as an equity security with a readily determinable fair value during the third quarter of 2025. The Company purchased zero and $0.4 million of convertible preferred stock during the three and nine months ended September 30, 2024, respectively. During the three and nine months ended September 30, 2024, the Company recorded $3.9 million of impairment on convertible preferred stock related to venture capital investments, included in other non-interest income in the Company’s consolidated statements of operations. The Company also sold convertible preferred stock totaling $1.0 million, during the three and nine months ended September 30, 2024, which generated realized gains of $0.1 million recorded in other non-interest income in the Company’s consolidated statements of operations.

Equity method investments

Other securities also include equity method investments totaling $33.3 million and $28.0 million at September 30, 2025 and December 31, 2024, respectively. The increase was primarily due to a $5.0 million investment in Nav, a credit and financial health platform for small business owners. The Company recorded net unrealized gains on equity method investments totaling $1.7 million during the three and nine months ended September 30, 2025. During the three and nine months ended September 30, 2024, the Company recorded net unrealized gains on equity method investments totaling $0.4 million and $0.7 million, respectively. These gains and losses were recorded in other non-interest income in the Company’s consolidated statements of operations. The Company recorded no impairment related to equity method investments for the nine months ended September 30, 2025 or the year ended December 31, 2024.

Equity securities with readily determinable fair values

During the three and nine months ended September 30, 2025, one convertible preferred stock investment underwent an initial public offering and was reclassified as an equity security with a readily determinable fair value totaling $4.1 million at September 30, 2025. Equity securities with readily determinable fair values are generally traded on an exchange and market prices are readily available. Unrealized gains or losses on equity securities with readily determinable fair values are recognized in other non-interest income in the Company’s consolidated statements of operations. During the three and nine months ended September 30, 2025, the Company recorded $2.1 million of unrealized gains from equity securities with readily determinable fair values.

Note 5 Loans

The loan portfolio is comprised of loans originated by the Company and loans that were acquired in connection with the Company’s acquisitions. The tables below show the loan portfolio composition including carrying value by segment as of the dates shown. The carrying value of loans is net of discounts, fees, costs and fair value marks of $22.4 million and $30.1 million as of September 30, 2025 and December 31, 2024, respectively.

	September 30, 2025
	Total loans	% of total
Commercial	$4,580,318	61.6%
Commercial real estate non-owner occupied	1,639,877	22.1%
Residential real estate	1,196,194	16.1%
Consumer	13,112	0.2%
Total	$7,429,501	100.0%

	December 31, 2024
	Total loans	% of total
Commercial	$4,670,430	60.2%
Commercial real estate non-owner occupied	1,812,338	23.4%
Residential real estate	1,253,838	16.2%
Consumer	14,537	0.2%
Total	$7,751,143	100.0%

Information about delinquent and non-accrual loans is shown in the following tables at September 30, 2025 and December 31, 2024:

	September 30, 2025
		Greater
	30-89 days	than 90 days		Total past
	past due and	past due and	Non-accrual	due and
	accruing	accruing	loans	non-accrual	Current	Total loans
Commercial:
Commercial and industrial	$7,113	$3,926	$14,617	$25,656	$1,947,004	$1,972,660
Municipal and non-profit	—	—	—	—	1,189,936	1,189,936
Owner occupied commercial real estate	2,384	2,270	5,561	10,215	1,166,061	1,176,276
Food and agribusiness	2,039	5,921	587	8,547	232,899	241,446
Total commercial	11,536	12,117	20,765	44,418	4,535,900	4,580,318
Commercial real estate non-owner occupied:
Construction	—	—	—	—	205,338	205,338
Acquisition/development	—	—	337	337	54,071	54,408
Multifamily	—	—	—	—	300,250	300,250
Non-owner occupied	155	—	—	155	1,079,726	1,079,881
Total commercial real estate non-owner occupied	155	—	337	492	1,639,385	1,639,877
Residential real estate:
Senior lien	1,913	3	5,136	7,052	1,110,667	1,117,719
Junior lien	537	—	410	947	77,528	78,475
Total residential real estate	2,450	3	5,546	7,999	1,188,195	1,196,194
Consumer	147	—	67	214	12,898	13,112
Total loans	$14,288	$12,120	$26,715	$53,123	$7,376,378	$7,429,501

	September 30, 2025
	Non-accrual loans	Non-accrual loans
	with a related	with no related
	allowance for	allowance for	Non-accrual
	credit loss	credit loss	loans
Commercial:
Commercial and industrial	$8,794	$5,823	$14,617
Owner occupied commercial real estate	3,735	1,826	5,561
Food and agribusiness	1	586	587
Total commercial	12,530	8,235	20,765
Commercial real estate non-owner occupied:
Acquisition/development	46	291	337
Total commercial real estate non-owner occupied	46	291	337
Residential real estate:
Senior lien	3,442	1,694	5,136
Junior lien	410	—	410
Total residential real estate	3,852	1,694	5,546
Consumer	67	—	67
Total loans	$16,495	$10,220	$26,715

	December 31, 2024
		Greater
	30-89 days	than 90 days		Total past
	past due and	past due and	Non-accrual	due and
	accruing	accruing	loans	non-accrual	Current	Total loans
Commercial:
Commercial and industrial	$20,290	$5,492	$21,950	$47,732	$1,948,093	$1,995,825
Municipal and non-profit	—	—	—	—	1,107,142	1,107,142
Owner occupied commercial real estate	1,611	9,447	195	11,253	1,252,891	1,264,144
Food and agribusiness	—	—	587	587	302,732	303,319
Total commercial	21,901	14,939	22,732	59,572	4,610,858	4,670,430
Commercial real estate non-owner occupied:
Construction	—	—	—	—	250,335	250,335
Acquisition/development	—	—	—	—	82,862	82,862
Multifamily	—	—	—	—	320,781	320,781
Non-owner occupied	158	—	5,971	6,129	1,152,231	1,158,360
Total commercial real estate non-owner occupied	158	—	5,971	6,129	1,806,209	1,812,338
Residential real estate:
Senior lien	952	—	6,747	7,699	1,161,568	1,169,267
Junior lien	133	—	505	638	83,933	84,571
Total residential real estate	1,085	—	7,252	8,337	1,245,501	1,253,838
Consumer	20	1	39	60	14,477	14,537
Total loans	$23,164	$14,940	$35,994	$74,098	$7,677,045	$7,751,143

	December 31, 2024
	Non-accrual loans	Non-accrual loans
	with a related	with no related
	allowance for	allowance for	Non-accrual
	credit loss	credit loss	loans
Commercial:
Commercial and industrial	$12,746	$9,204	$21,950
Owner occupied commercial real estate	195	—	195
Food and agribusiness	1	586	587
Total commercial	12,942	9,790	22,732
Commercial real estate non-owner occupied:
Non-owner occupied	5,971	—	5,971
Total commercial real estate non-owner occupied	5,971	—	5,971
Residential real estate:
Senior lien	3,319	3,428	6,747
Junior lien	505	—	505
Total residential real estate	3,824	3,428	7,252
Consumer	39	—	39
Total loans	$22,776	$13,218	$35,994

Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. Loans to borrowers experiencing financial difficulties may be modified. Modified loans are discussed in more detail below. There was no interest income recognized from non-accrual loans during the three or nine months ended September 30, 2025 or 2024.

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

The amortized cost basis and current period gross charge-offs for all loans as determined by the Company’s internal risk rating system and year of origination are shown in the following tables as of and for the nine months ended September 30, 2025 and the year ended December 31, 2024:

	September 30, 2025
							Revolving	Revolving
							loans	loans
	Origination year						amortized	converted
	2025	2024	2023	2022	2021	Prior	cost basis	to term	Total
Commercial:
Commercial and industrial:
Pass	$344,691	$395,828	$106,533	$255,475	$158,688	$110,209	$355,690	$46,112	$1,773,226
Special mention	5,163	690	36,020	16,263	3,013	9,022	33,403	—	103,574
Substandard	4,002	14,214	28,005	1,216	17,609	3,385	23,974	—	92,405
Doubtful	—	1,150	1,000	644	122	539	—	—	3,455
Total commercial and industrial	353,856	411,882	171,558	273,598	179,432	123,155	413,067	46,112	1,972,660
Gross charge-offs: Commercial and industrial	933	3,043	7,075	212	277	941	—	—	12,481
Municipal and non-profit:
Pass	112,852	115,321	148,797	137,042	211,032	426,443	38,449	—	1,189,936
Total municipal and non-profit	112,852	115,321	148,797	137,042	211,032	426,443	38,449	—	1,189,936
Owner occupied commercial real estate:
Pass	74,362	234,340	146,545	190,212	127,092	284,583	14,360	3,485	1,074,979
Special mention	—	19,890	11,209	10,164	4,210	12,529	—	—	58,002
Substandard	—	11,850	—	11,448	11,698	6,344	849	—	42,189
Doubtful	—	—	—	690	—	416	—	—	1,106
Total owner occupied commercial real estate	74,362	266,080	157,754	212,514	143,000	303,872	15,209	3,485	1,176,276
Gross charge-offs: Owner occupied commercial real estate	—	—	2,266	883	—	303	—	—	3,452
Food and agribusiness:
Pass	374	13,951	11,461	61,836	4,185	33,115	105,191	432	230,545
Special mention	—	—	—	3,746	2,374	162	—	—	6,282
Substandard	—	—	—	—	774	3,845	—	—	4,619
Total food and agribusiness	374	13,951	11,461	65,582	7,333	37,122	105,191	432	241,446
Gross charge-offs: Food and agribusiness	—	—	24	—	—	—	—	—	24
Total commercial	541,444	807,234	489,570	688,736	540,797	890,592	571,916	50,029	4,580,318
Gross charge-offs: Commercial	933	3,043	9,365	1,095	277	1,244	—	—	15,957
Commercial real estate non-owner occupied:
Construction:
Pass	11,196	81,816	36,975	38,357	—	883	33,059	3,052	205,338
Total construction	11,196	81,816	36,975	38,357	—	883	33,059	3,052	205,338
Acquisition/development:
Pass	3,728	16,565	442	22,591	1,942	8,266	537	—	54,071
Substandard	—	—	—	—	—	337	—	—	337
Total acquisition/development	3,728	16,565	442	22,591	1,942	8,603	537	—	54,408
Multifamily:
Pass	—	1,332	1,243	152,870	64,095	65,813	—	—	285,353
Special mention	—	—	6,596	—	—	—	—	—	6,596
Substandard	—	—	—	8,301	—	—	—	—	8,301
Total multifamily	—	1,332	7,839	161,171	64,095	65,813	—	—	300,250
Non-owner occupied:
Pass	44,739	55,185	141,787	259,405	147,437	369,213	11,465	—	1,029,231
Special mention	—	—	—	—	11,779	5,731	—	—	17,510
Substandard	—	—	—	4,787	—	28,353	—	—	33,140
Total non-owner occupied	44,739	55,185	141,787	264,192	159,216	403,297	11,465	—	1,079,881
Gross charge-offs: Non-owner occupied	—	—	—	—	1,467	—	—	—	1,467
Total commercial real estate non-owner occupied	59,663	154,898	187,043	486,311	225,253	478,596	45,061	3,052	1,639,877
Gross charge-offs: Commercial real estate non-owner occupied	—	—	—	—	1,467	—	—	—	1,467
Residential real estate:
Senior lien:
Pass	69,749	65,545	58,143	378,060	259,541	235,549	44,297	672	1,111,556
Special mention	—	—	—	—	—	12	—	—	12
Substandard	—	—	642	2,402	599	2,277	—	—	5,920
Doubtful	—	—	—	231	—	—	—	—	231
Total senior lien	69,749	65,545	58,785	380,693	260,140	237,838	44,297	672	1,117,719
Gross charge-offs: Senior lien	—	26	—	—	1	1	—	—	28
Junior lien:
Pass	1,793	5,864	3,185	4,175	910	5,516	55,965	462	77,870
Special mention	—	—	—	—	—	27	—	—	27
Substandard	—	38	—	94	—	277	169	—	578
Total junior lien	1,793	5,902	3,185	4,269	910	5,820	56,134	462	78,475
Total residential real estate	71,542	71,447	61,970	384,962	261,050	243,658	100,431	1,134	1,196,194

Gross charge-offs: Residential real estate	—	26	—	—	1	1	—	—	28
Consumer:
Pass	3,708	2,165	1,248	729	462	349	4,349	35	13,045
Substandard	11	10	—	4	—	42	—	—	67
Total consumer	3,719	2,175	1,248	733	462	391	4,349	35	13,112
Gross charge-offs: Consumer	547	10	1	—	—	—	16	—	574
Total loans	$676,368	$1,035,754	$739,831	$1,560,742	$1,027,562	$1,613,237	$721,757	$54,250	$7,429,501
Gross charge-offs: Total loans	$1,480	$3,079	$9,366	$1,095	$1,745	$1,245	$16	$—	$18,026

	December 31, 2024
							Revolving	Revolving
							loans	loans
	Origination year						amortized	converted
	2024	2023	2022	2021	2020	Prior	cost basis	to term	Total
Commercial:
Commercial and industrial:
Pass	$445,993	$181,920	$332,246	$215,561	$51,902	$92,115	$468,752	$2,614	$1,791,103
Special mention	8,005	32,319	13,753	17,496	12,915	5,552	16,146	651	106,837
Substandard	13,417	34,320	8,909	21,575	3,011	2,020	8,982	387	92,621
Doubtful	1,250	1,159	1,490	17	975	373	—	—	5,264
Total commercial and industrial	468,665	249,718	356,398	254,649	68,803	100,060	493,880	3,652	1,995,825
Gross charge-offs: Commercial and industrial	—	2,028	—	26	155	156	—	—	2,365
Municipal and non-profit:
Pass	116,551	152,183	137,249	217,362	73,399	378,561	29,747	—	1,105,052
Special mention	—	—	—	170	1,920	—	—	—	2,090
Total municipal and non-profit	116,551	152,183	137,249	217,532	75,319	378,561	29,747	—	1,107,142
Owner occupied commercial real estate:
Pass	269,810	205,119	225,766	131,547	83,791	232,653	20,912	8,990	1,178,588
Special mention	430	1,664	13,798	23,482	268	12,744	—	—	52,386
Substandard	—	7,180	15,266	3,397	1,243	4,759	847	—	32,692
Doubtful	—	—	—	—	—	478	—	—	478
Total owner occupied commercial real estate	270,240	213,963	254,830	158,426	85,302	250,634	21,759	8,990	1,264,144
Gross charge-offs: Owner occupied commercial real estate	—	—	13	—	—	—	—	—	13
Food and agribusiness:
Pass	14,727	9,884	68,909	6,587	5,940	33,081	156,113	344	295,585
Special mention	—	—	4,045	2,898	—	204	—	—	7,147
Substandard	—	—	—	586	—	1	—	—	587
Total food and agribusiness	14,727	9,884	72,954	10,071	5,940	33,286	156,113	344	303,319
Gross charge-offs: Food and agribusiness	—	—	—	—	—	2,704	—	—	2,704
Total commercial	870,183	625,748	821,431	640,678	235,364	762,541	701,499	12,986	4,670,430
Gross charge-offs: Commercial	—	2,028	13	26	155	2,860	—	—	5,082
Commercial real estate non-owner occupied:
Construction:
Pass	55,139	59,137	54,735	33,859	917	—	46,548	—	250,335
Total construction	55,139	59,137	54,735	33,859	917	—	46,548	—	250,335
Acquisition/development:
Pass	16,645	4,038	31,028	20,412	1,079	8,110	184	—	81,496
Special mention	—	—	1,072	—	—	—	—	—	1,072
Substandard	—	—	—	—	—	294	—	—	294
Total acquisition/development	16,645	4,038	32,100	20,412	1,079	8,404	184	—	82,862
Multifamily:
Pass	1,363	16,470	138,872	70,419	45,700	31,034	853	—	304,711
Special mention	4,159	—	8,091	3,820	—	—	—	—	16,070
Total multifamily	5,522	16,470	146,963	74,239	45,700	31,034	853	—	320,781
Non-owner occupied:
Pass	68,192	143,857	303,998	143,085	125,374	304,162	11,018	—	1,099,686
Special mention	5,246	1,298	17,272	12,184	—	16,009	—	—	52,009
Substandard	—	—	—	5,516	—	694	—	—	6,210
Doubtful	—	—	—	455	—	—	—	—	455
Total non-owner occupied	73,438	145,155	321,270	161,240	125,374	320,865	11,018	—	1,158,360
Gross charge-offs: Non-owner occupied	—	—	293	—	—	4,422	—	—	4,715
Total commercial real estate non-owner occupied	150,744	224,800	555,068	289,750	173,070	360,303	58,603	—	1,812,338
Gross charge-offs: Commercial real estate non-owner occupied	—	—	293	—	—	4,422	—	—	4,715
Residential real estate:
Senior lien:
Pass	66,465	77,136	415,279	280,209	100,990	174,830	46,053	583	1,161,545
Special mention	—	—	—	—	—	16	—	—	16
Substandard	64	663	3,422	700	394	2,270	—	—	7,513
Doubtful	—	—	172	—	—	21	—	—	193
Total senior lien	66,529	77,799	418,873	280,909	101,384	177,137	46,053	583	1,169,267
Junior lien:
Pass	6,870	3,498	4,614	1,789	1,964	5,488	59,331	311	83,865
Special mention	—	—	—	—	—	27	—	—	27
Substandard	44	—	240	—	89	134	172	—	679
Total junior lien	6,914	3,498	4,854	1,789	2,053	5,649	59,503	311	84,571
Total residential real estate	73,443	81,297	423,727	282,698	103,437	182,786	105,556	894	1,253,838
Consumer:
Pass	4,557	1,994	1,443	942	528	169	4,795	71	14,499
Substandard	—	—	—	—	—	38	—	—	38
Total consumer	4,557	1,994	1,443	942	528	207	4,795	71	14,537
Gross charge-offs: Consumer	877	23	30	3	—	48	—	—	981
Total loans	$1,098,927	$933,839	$1,801,669	$1,214,068	$512,399	$1,305,837	$870,453	$13,951	$7,751,143
Gross charge-offs: Total loans	$877	$2,051	$336	$29	$155	$7,330	$—	$—	$10,778

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

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. Management individually evaluates collateral-dependent loans with an amortized cost basis of $250 thousand or more and includes collateral-dependent loans less than $250 thousand within the general allowance population. The amortized cost basis of collateral-dependent loans over $250 thousand was as follows at September 30, 2025 and December 31, 2024:

	September 30, 2025
			Total amortized
	Real property	Business assets	cost basis
Commercial:
Commercial and industrial	$4,809	$11,684	$16,493
Owner occupied commercial real estate	7,328	1,480	8,808
Food and agribusiness	520	66	586
Total commercial	12,657	13,230	25,887
Residential real estate:
Senior lien	2,719	—	2,719
Total residential real estate	2,719	—	2,719
Total loans	$15,376	$13,230	$28,606

	December 31, 2024
			Total amortized
	Real property	Business assets	cost basis
Commercial:
Commercial and industrial	$6,281	$4,924	$11,205
Owner occupied commercial real estate	1,343	—	1,343
Food and agribusiness	586	—	586
Total commercial	8,210	4,924	13,134
Commercial real estate non-owner occupied:
Non-owner occupied	5,971	—	5,971
Total commercial real estate non-owner occupied	5,971	—	5,971
Residential real estate:
Senior lien	5,075	—	5,075
Junior lien	222	—	222
Total residential real estate	5,297	—	5,297
Total loans	$19,478	$4,924	$24,402

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

The following schedules present, by loan class, the amortized cost basis for loans to borrowers experiencing financial difficulty that remain outstanding and were modified within the three and nine months ended September 30, 2025:

	As of and for the three months ended September 30, 2025
	Payment delay
	Amortized	% of loan
	cost basis	class
Commercial:
Commercial and industrial	$2,429	0.1%
Total loans	$2,429	0.0%

	As of and for the nine months ended September 30, 2025
	Term extension		Payment delay
	Amortized	% of loan	Amortized	% of loan
	cost basis	class	cost basis	class
Commercial:
Commercial and industrial	$1,490	0.1%	$8,047	0.4%
Owner occupied commercial real estate	1,704	0.1%	2,195	0.2%
Total commercial	3,194	0.1%	10,242	0.2%
Total loans	$3,194	0.0%	$10,242	0.1%

The following schedules present, by loan class, the amortized cost basis for loans to borrowers experiencing financial difficulty that remain outstanding and were modified within the three and nine months ended September 30, 2024:

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

The following schedules present, by loan class, the payment status of loans that have been modified in the last twelve months as of the dates presented on an amortized cost basis:

	September 30, 2025
	Current	30-89 days past due	90+ days past due	Non-accrual
Commercial:
Commercial and industrial	$8,736	$—	$—	$801
Owner occupied commercial real estate	2,195	—	—	1,704
Total commercial	10,931	—	—	2,505
Total loans	$10,931	$—	$—	$2,505

	September 30, 2024
	Current	30-89 days past due	90+ days past due	Non-accrual
Commercial:
Commercial and industrial	$2,849	$7,621	$—	$5,354
Owner occupied commercial real estate	1,664	—	—	—
Total commercial	4,513	7,621	—	5,354
Commercial real estate non-owner occupied:
Non-owner occupied	167	5,268	—	—
Total commercial real estate non-owner occupied	167	5,268	—	—
Residential real estate:
Senior lien	854	—	—	404
Junior lien	—	—	—	45
Total residential real estate	854	—	—	449
Total loans	$5,534	$12,889	$—	$5,803

Accrual of interest is resumed on loans that were previously on non-accrual only after the loan has performed sufficiently for a period of time. During the three and nine months ended September 30, 2025, the Company had two TDMs with amortized costs totaling $2.5 million that were modified within the past 12 months, utilizing a payment delay and a term extension, that defaulted on their modified terms. During the three months ended September 30, 2024, the Company had no TDMs that were modified within the past 12 months that defaulted on their modified terms. During the nine months ended September 30, 2024, the Company had two TDMs with an amortized cost totaling $5.7 million that were modified within the past 12 months, utilizing a payment delay and a combination of a term extension and a payment delay, that defaulted on their modified terms. For purposes of this disclosure, the Company considers “default” to mean 90 days or more past due on principal or interest. The allowance for credit losses related to TDMs on non-accrual status is determined by individual evaluation, including collateral adequacy, using the same process as loans on non-accrual status which are not classified as TDMs.

The following schedules present the financial effect of the modifications made to borrowers experiencing financial difficulty as of and for the periods indicated:

	As of and for the three months ended September 30, 2025	As of and for the nine months ended September 30, 2025
	Financial effect	Financial effect
	Payment delay	Term extension	Payment delay
Commercial:
Commercial and industrial	Extended a weighted average of 0.3 years to the life of loans	Extended a weighted average of 1.0 year to the life of loans	Delayed payments for a weighted average of 0.5 years
Owner occupied commercial real estate		Extended a weighted average of 0.7 years to the life of loans	Delayed payments for a weighted average of 0.3 years

	As of and for the three months ended September 30, 2024		As of and for the nine months ended September 30, 2024
	Financial effect		Financial effect
	Term extension	Combination - Interest rate reduction and Term extension	Term extension	Payment delay	Combination - Interest rate reduction and Term extension	Combination - Term extension and Payment delay
Commercial:
Commercial and industrial	Extended a weighted average of 0.5 years to the life of loans		Extended a weighted average of 0.6 years to the life of loans	Delayed payments for a weighted average of 0.5 years
Owner occupied commercial real estate				Delayed payments for a weighted average of 0.5 years
Commercial real estate non-owner occupied:
Non-owner occupied			Extended a weighted average of 0.9 years to the life of loans
Residential real estate:
Senior lien				Delayed payments for a weighted average of 0.3 years	Reduced weighted average contractual interest rate by 1.5% and extended a weighted average life of 11 years	Extended a weighted average of 0.7 years to the life of loans and delayed payments for a weighted average of 0.7 years
Junior lien		Reduced weighted average contractual interest rate by 1.1% and extended a weighted average life of 10 years			Reduced weighted average contractual interest rate by 1.1% and extended a weighted average life of 10 years

Note 6 Allowance for Credit Losses

The tables below detail the Company’s allowance for credit losses as of the dates shown:

	Three months ended September 30, 2025
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$47,934	$22,219	$18,429	$311	$88,893
Charge-offs	(1,410)	—	(27)	(180)	(1,617)
Recoveries	2,238	225	3	38	2,504
Provision (release) expense for credit losses	(707)	(1,333)	371	169	(1,500)
Ending balance	$48,055	$21,111	$18,776	$338	$88,280

	Nine months ended September 30, 2025
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$48,552	$26,136	$19,426	$341	$94,455
Charge-offs	(15,957)	(1,467)	(28)	(574)	(18,026)
Recoveries	2,401	242	62	107	2,812
Provision expense (release) for credit losses	13,059	(3,800)	(684)	464	9,039
Ending balance	$48,055	$21,111	$18,776	$338	$88,280

	Three months ended September 30, 2024
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$48,910	$27,412	$19,759	$376	$96,457
Charge-offs	(2,930)	(293)	—	(282)	(3,505)
Recoveries	60	—	5	30	95
Provision expense for credit losses	210	937	636	217	2,000
Ending balance	$46,250	$28,056	$20,400	$341	$95,047

	Nine months ended September 30, 2024
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$45,304	$32,665	$19,550	$428	$97,947
Charge-offs	(2,954)	(4,715)	—	(718)	(8,387)
Recoveries	352	7	95	327	781
Provision expense for credit losses	3,548	99	755	304	4,706
Ending balance	$46,250	$28,056	$20,400	$341	$95,047

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

At September 30, 2025 and December 31, 2024, the allowance for credit losses totaled $88.3 million and $94.5 million, respectively. The decrease during the nine months ended September 30, 2025 was primarily driven by the resolution of non-performing loans and changes in the CECL model’s underlying macro-economic forecast. During the three months ended September 30, 2025, the Company recorded provision release for funded loans totaling $1.5 million, primarily driven by the recovery of one previously charged off credit. During the nine months ended September 30, 2025, the Company recorded provision expense for credit losses totaling $8.7 million, including $9.0 million provision expense for funded loans and $0.3 million of provision release for unfunded loan commitments. Provision expense for credit losses during the nine months ended September 30, 2025 was recorded primarily to cover a charge-off on one credit due to suspected fraudulent activity by the borrower. During the three months ended September 30, 2024, the Company recorded provision expense for credit losses on funded loans totaling $2.0 million. During the nine months ended September 30, 2024, the Company recorded provision expense for credit losses totaling $4.8 million, including $4.7 million of provision expense for funded loans and $0.1 million of provision expense for unfunded loan commitments. Net recoveries on loans during the three months ended September 30, 2025 totaled $0.9 million. Net charge-offs during the nine months ended September 30, 2025 totaled $15.2 million. During the three and nine months ended September 30, 2024, net charge-offs on loans totaled $3.4 million and $7.6 million, respectively.

The Company has elected to exclude AIR from the allowance for credit losses calculation. As of September 30, 2025 and December 31, 2024, AIR from loans totaled $45.1 million and $41.5 million, respectively.

Note 7 Goodwill and Intangible Assets

Goodwill and other intangible assets

In connection with our acquisitions, the Company’s goodwill was $306.0 million as of September 30, 2025. Goodwill is measured as the excess of the fair value of consideration paid over the fair value of net assets acquired. No goodwill impairment was recorded during the three or nine months ended September 30, 2025 or the year ended December 31, 2024.

The gross carrying amounts of other intangible assets and the associated accumulated amortization at September 30, 2025 and December 31, 2024, are presented as follows:

	September 30, 2025			December 31, 2024
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
Core deposit intangible	$91,566	$(59,408)	$32,158	$91,566	$(55,417)	$36,149
Customer relationship intangible	17,000	(5,558)	11,442	17,000	(4,024)	12,976
Acquired technology intangible	2,300	(1,035)	1,265	2,300	(690)	1,610
Total	$110,866	$(66,001)	$44,865	$110,866	$(60,131)	$50,735

The Company is amortizing intangibles from acquisitions over a weighted average period of 9.8 years from the date of the respective acquisitions. The core deposit and customer relationship intangibles are being amortized over a weighted average period of 10 years, and the acquired technology intangible is being amortized over a weighted average period of five years. The Company recognized other intangible assets amortization expense of $1.9 million and $5.9 million during the three and nine months ended September 30, 2025, respectively. During the three and nine months ended September 30, 2024, the Company recognized other intangible assets amortization expense of $2.0 million and $6.0 million, respectively.

The following table shows the estimated future amortization expense during the next five years for other intangible assets as of the periods presented:

Years ending December 31,	Amount
For the three months ended December 31, 2025	$1,916
2026	7,664
2027	7,542
2028	6,142
2029	5,790

Servicing Rights

Mortgage servicing rights

MSRs represent rights to service loans originated by the Company and sold to government-sponsored enterprises including FHLMC, FNMA, GNMA and FHLB and are included in other assets in the consolidated statements of financial condition. Mortgage loans serviced for others were $0.3 billion and $0.5 billion at September 30, 2025 and 2024, respectively.

Below are the changes in the MSRs for the periods presented:

	For the nine months ended September 30,
	2025	2024
Beginning balance	$4,835	$4,911
Originations	146	258
Sales	(1,811)	—
Impairment	—	(13)
Amortization	(314)	(356)
Ending balance	2,856	4,800
Fair value of mortgage servicing rights	$4,286	$6,925

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

The fair value of MSRs was determined based upon a discounted cash flow analysis. The cash flow analysis included assumptions for discount rates and prepayment speeds. Discount rates ranged from 9.5% to 10.0% and the constant prepayment speed ranged from 6.6% to 12.4% for the September 30, 2025 valuation. The discount rate ranged from 10.0% to 10.5%, and the constant prepayment speed ranged from 6.9% to 17.6% for the September 30, 2024 valuation. Included in mortgage banking income in the consolidated statements of operations was servicing income of $0.2 million and $0.8 million for the three and nine months ended September 30, 2025, respectively, and $0.3 million and $1.1 million for the three and nine months ended September 30, 2024, respectively.

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

The following table shows the estimated future amortization expense during the next five years for the MSRs as of the periods presented:

Years ending December 31,	Amount
For the three months ended December 31, 2025	$85
2026	331
2027	292
2028	257
2029	226

SBA servicing asset

The SBA servicing asset represents the value associated with servicing small business real estate loans that have been sold to outside investors with servicing retained. The SBA servicing asset is evaluated and impairment is recognized to the extent fair value is less than the carrying amount. The Company evaluates impairment by stratifying the SBA servicing asset based on the predominant risk characteristics of the underlying loans, including loan type and loan term. The Company is amortizing the SBA servicing asset in proportion to and over the period of the estimated net servicing income of the underlying loans. The Company serviced $131.8 million and $132.0 million of SBA loans that have been sold into the secondary market, as of September 30, 2025 and December 31, 2024, respectively. For the three and nine months ended September 30, 2025, the Company recognized SBA servicing asset fee income totaling $0.2 million and $0.5 million, respectively. During the three and nine months ended September 30, 2024, the Company recognized SBA servicing asset fee income totaling $0.1 million and $0.2 million, respectively.

Below are the changes in the SBA servicing asset for the periods presented:

	For the nine months ended September 30,
	2025	2024
Beginning balance	$2,862	$2,440
Originations	474	952
Disposals	(433)	(440)
(Impairment) recovery	(41)	103
Amortization	(251)	(177)
Ending balance	2,611	2,878
Fair value of SBA servicing asset	$2,611	$2,878

The Company uses assumptions and estimates in determining the fair value of SBA loan servicing rights. These assumptions include prepayment speeds, discount rates, and other assumptions. The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge. For the nine months ended September 30, 2025 and 2024, the key assumptions used to determine the fair value of the Company’s SBA loan servicing rights included weighted average lifetime constant prepayment rates equal to 16.1% and 15.6%, respectively, and weighted average discount rates equal to 10.8% and 9.7%, respectively.

The following table shows the estimated future amortization expense during the next five years for the SBA servicing asset as of the periods presented:

Years ending December 31,	Amount
For the three months ended December 31, 2025	$78
2026	304
2027	268
2028	236
2029	207

Note 8 Borrowings

Borrowings consist of securities sold under agreements to repurchase, long-term debt and FHLB advances.

Securities sold under agreements to repurchase

The Company enters into repurchase agreements to facilitate the needs of its clients. As of September 30, 2025 and December 31, 2024, the Company sold securities under agreements to repurchase totaling $21.3 million and $18.9 million, respectively. The Company pledged mortgage-backed securities with a fair value of approximately $28.4 million and $31.3 million as of September 30, 2025 and December 31, 2024, respectively, for these agreements. The Company monitors collateral levels on a continuous basis and may be required to provide additional collateral based on the fair value of the underlying securities. As of September 30, 2025 and December 31, 2024, the Company had $7.1 million and $12.4 million, respectively, of excess collateral pledged for repurchase agreements.

Federal Home Loan Bank advances

As a member of the FHLB, the Banks have access to a line of credit and term financing from the FHLB with total available credit of $1.6 billion at September 30, 2025. The Company may utilize the FHLB line of credit as a funding mechanism for originated loans and loans held for sale. At September 30, 2025 and December 31, 2024, the Banks had zero and $50.0 million, respectively, of outstanding borrowings from the FHLB. The Banks may pledge investment securities and loans as collateral for FHLB advances. There were no investment securities pledged for FHLB advances at September 30, 2025 or December 31, 2024. Loans pledged were $2.5 billion and $2.6 billion at September 30, 2025 and December 31, 2024, respectively. The Company incurred $0.4 million and $2.7 million of interest expense related to FHLB advances and other short-term borrowings for the three and nine months ended

September 30, 2025, respectively. During the three and nine months ended September 30, 2024, the Company incurred $0.5 million and $3.8 million, respectively, of interest expense related to FHLB advances and other short-term borrowings.

Long-term debt

The Company holds a subordinated note purchase agreement to issue and sell a fixed-to-floating rate note totaling $40.0 million. The balance on the note at September 30, 2025, net of long-term debt issuance costs of $0.1 million, totaled $39.9 million. At December 31, 2024, the balance on the note, net of long-term debt issuance costs of $0.2 million, totaled $39.8 million. During the three and nine months ended September 30, 2025 and 2024 interest expense totaling $0.3 million and $0.9 million, respectively, was recorded in the consolidated statements of operations.

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

As part of the acquisition of BOJH on October 1, 2022, the Company assumed three subordinate note purchase agreements to issue and sell fixed-to-floating rate notes totaling $15.0 million. The balance on the notes at September 30, 2025, net of the fair value adjustment from the acquisition of $0.1 million, totaled $14.9 million. At December 31, 2024, the balance on the notes, net of the fair value adjustment from the acquisition of $0.3 million, totaled $14.7 million. Interest expense related to the notes totaling $0.1 million and $0.4 million was recorded in the consolidated statements of operations during the three and nine months ended September 30, 2025, respectively. During the three and nine months ended September 30, 2024, interest expense related to the notes totaling $0.1 million and $0.4 million, respectively, was recorded in the consolidated statements of operations.

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

Note 9 Regulatory Capital

As a bank holding company that has elected to be treated as a financial holding company, the Company, NBH Bank and BOJHT are subject to regulatory capital adequacy requirements implemented by the Federal Reserve, in addition to those implemented by the FDIC for NBH Bank and BOJHT, including maintaining capital positions at the “well-capitalized” level. The federal banking agencies have risk based capital adequacy regulations intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization’s operations. Under these regulations, assets are assigned to one of several risk categories, and nominal dollar amounts of assets and credit equivalent amounts of off-balance-sheet items are multiplied by a risk adjustment percentage for the category. Regulatory authorities can initiate certain mandatory actions if the Company, NBH Bank or BOJHT fail to meet the minimum capital requirements, which could have a material effect on our financial statements and business generally.

Under the Basel III requirements, at September 30, 2025 and December 31, 2024, the Company and the Banks met all capital requirements, including the capital conservation buffer of 2.5%. The Company and the Banks had regulatory capital ratios in excess of the levels established for well-capitalized institutions, as detailed in the tables below:

	September 30, 2025
			Required to be		Required to be
			well capitalized under		considered
			prompt corrective		adequately
	Actual		action provisions		capitalized(1)
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio:
Consolidated	11.5%	$1,095,345	N/A	N/A	4.0%	$381,378
NBH Bank	10.5%	1,000,996	5.0%	$474,795	4.0%	379,836
Bank of Jackson Hole Trust	33.9%	13,070	5.0%	1,928	4.0%	1,542
Common equity tier 1 risk based capital:
Consolidated	14.7%	$1,095,345	N/A	N/A	7.0%	$521,824
NBH Bank	13.5%	1,000,996	6.5%	$481,436	7.0%	518,469
Bank of Jackson Hole Trust	76.8%	13,070	6.5%	1,107	7.0%	1,192
Tier 1 risk based capital ratio:
Consolidated	14.7%	$1,095,345	N/A	N/A	8.5%	$633,643
NBH Bank	13.5%	1,000,996	8.0%	$592,536	8.5%	629,570
Bank of Jackson Hole Trust	76.8%	13,070	8.0%	1,362	8.5%	1,447
Total risk based capital ratio:
Consolidated	16.6%	$1,239,582	N/A	N/A	10.5%	$782,736
NBH Bank	14.7%	1,090,204	10.0%	$740,670	10.5%	777,704
Bank of Jackson Hole Trust	76.9%	13,099	10.0%	1,703	10.5%	1,788

	December 31, 2024
			Required to be		Required to be
			well capitalized under		considered
			prompt corrective		adequately
	Actual		action provisions		capitalized(1)
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio:
Consolidated	10.7%	$1,037,550	N/A	N/A	4.0%	$388,278
NBH Bank	9.5%	921,509	5.0%	$483,533	4.0%	386,826
Bank of Jackson Hole Trust	31.0%	12,461	5.0%	2,013	4.0%	1,611
Common equity tier 1 risk based capital:
Consolidated	13.2%	$1,037,550	N/A	N/A	7.0%	$550,074
NBH Bank	11.8%	921,509	6.5%	$508,418	7.0%	547,528
Bank of Jackson Hole Trust	77.2%	12,461	6.5%	1,049	7.0%	1,129
Tier 1 risk based capital ratio:
Consolidated	13.2%	$1,037,550	N/A	N/A	8.5%	$667,947
NBH Bank	11.8%	921,509	8.0%	$625,746	8.5%	664,855
Bank of Jackson Hole Trust	77.2%	12,461	8.0%	1,291	8.5%	1,371
Total risk based capital ratio:
Consolidated	15.1%	$1,187,514	N/A	N/A	10.5%	$825,111
NBH Bank	13.0%	1,016,471	10.0%	$782,182	10.5%	821,291
Bank of Jackson Hole Trust	77.3%	12,462	10.0%	1,613	10.5%	1,694

(1)	Includes the capital conservation buffer of 2.5%.

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

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of FASB ASC Topic 606 (“Topic 606”), and non-interest expense in-scope of Topic 606 for the three and nine months ended September 30, 2025 and 2024:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Non-interest income
In-scope of Topic 606:
Service charges and other account-related fees	$5,323	$5,790	$15,504	$16,251
Bank card fees	4,505	4,832	13,431	14,292
Other non-interest income	1,448	1,442	4,280	4,216
Non-interest income (in-scope of Topic 606)	11,276	12,064	33,215	34,759
Non-interest income (out-of-scope of Topic 606)	9,415	6,325	19,918	15,353
Total non-interest income	$20,691	$18,389	$53,133	$50,112
Non-interest expense
In-scope of Topic 606:
Other non-interest expense(1)	$—	$48	$(38)	$(144)
Total revenue in-scope of Topic 606	$11,276	$12,112	$33,177	$34,615

(1)	Other non-interest expense includes net gains (losses) from sales of OREO.

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

To date, the Company has issued stock options, restricted stock and PSUs under the plans. The Compensation Committee sets the option exercise price at the time of grant, but in no case is the exercise price less than the fair market value of a share of company common stock at the date of grant.

Stock options

At September 30, 2025 and 2024, the Company had 546,546 and 625,115 stock options outstanding, respectively, at a weighted average exercise price of $32.96 and $32.60, respectively. No stock options were granted during the nine months ended September 30, 2025. Stock option expense is a component of salaries and benefits in the consolidated statements of operations and totaled $15.3 thousand and $68.7 thousand for the three and nine months ended September 30, 2025, respectively. During the three and nine months ended September 30, 2024, stock option expense totaled $57.1 thousand and $263.8 thousand, respectively. At September 30, 2025, there was $35.2 thousand of total unrecognized compensation cost related to non-vested stock options granted under the plans. The cost is expected to be recognized over a weighted average period of 0.6 years.

Restricted stock awards

The Company issues time-based restricted stock awards that generally vest over a range of a 1-3 year period. Restricted stock with time-based vesting was valued at the fair value of the shares on the date of grant as they are assumed to be held beyond the vesting period.

Performance stock units

The Company grants PSUs whereby the recorded fair value represents the value of the award at the initial target performance and does not reflect potential increases or decreases resulting from the final performance results, which are to be determined at the end of the three-year performance period (vesting date). The actual number of shares to be awarded at the end of the performance period will range from 0% - 150% of the initial target awards. For PSU components granted in 2025, one-third of the award is based on the Company’s cumulative earnings per share (EPS target), one-third is based on the Company’s relative ROTA, and one-third is based on the Company’s cumulative TSR during the performance period. On the vesting date, the Company’s annual ROTA will be compared to the respective ROTAs of companies comprising the S&P 600 Regional Banks group. The Company’s ranking will be averaged over the measurement period to determine the shares awarded. The fair value of the ROTA award was determined based on the closing stock price of the Company’s common stock on the grant date. On the vesting date, the Company’s TSR will be compared to the respective TSRs of the companies comprising the S&P 600 Regional Banks group at the grant date to determine the shares awarded. The fair value of the TSR target portion of the award was determined using a Monte Carlo Simulation at the grant date. The fair value of the EPS target portion of the award was determined based on the closing stock price of the Company’s common stock on the grant date.

For the awards granted during the nine months ended September 30, 2025, the weighted-average grant date fair value per unit of the EPS target portion, ROTA target portion and TSR target portion was $38.44, $38.44, and $32.19, respectively. The initial weighted-average performance price for the TSR target portion granted during 2025 was $45.14. During the nine months ended September 30, 2025, the Company awarded an additional 3,723 PSUs due to final performance results related to PSUs granted in 2022.

The following table summarizes restricted stock and PSU activity during the nine months ended September 30, 2025:

		Weighted		Weighted
	Restricted	average grant-	Performance	average grant-
	stock shares	date fair value	stock units	date fair value
Unvested at December 31, 2024	292,014	$34.43	198,264	$34.31
Granted	169,687	38.07	74,628	36.10
Adjustment due to performance	—	—	3,723	55.54
Vested	(103,216)	35.69	(51,658)	39.63
Forfeited	(26,535)	35.80	(8,712)	33.41
Unvested at September 30, 2025	331,950	$35.79	216,245	$34.06

As of September 30, 2025, the total unrecognized compensation cost related to the non-vested restricted stock awards and PSUs totaled $6.5 million and $4.1 million, respectively, and is expected to be recognized over a weighted average period of approximately 2.1 years and 2.0 years, respectively. Expense related to non-vested restricted stock awards totaled $1.6 million and $4.2 million during the three and nine months ended September 30, 2025, respectively, and $1.4 million and $3.8 million during the three and nine months ended September 30, 2024, respectively. Expense related to non-vested PSUs totaled $0.5 million and $1.6 million during the three and nine months ended September 30, 2025, respectively, and $0.6 million and $1.6 million during the three and nine months ended September 30, 2024, respectively. Expense related to non-vested restricted stock awards and PSUs is a component of salaries and benefits expense in the Company’s consolidated statements of operations.

Employee stock purchase plan

The 2014 ESPP is intended to be a qualified plan within the meaning of Section 423 of the Internal Revenue Code of 1986 and allows eligible employees to purchase shares of common stock through payroll deductions up to a limit of $25,000 per calendar year and 2,000 shares per offering period. The price an employee pays for shares is 90.0% of the fair market value of Company common stock on the last day of the offering period. The offering periods are the six-month periods commencing on March 1 and September 1 of each year and ending on August 31 and February 28 (or February 29 in the case of a leap year) of each year. There are no vesting or other restrictions on the stock purchased by employees under the ESPP. Under the ESPP, the total number of shares of common stock reserved for issuance totaled 400,000 shares, of which 196,759 was available for issuance at September 30, 2025.

Under the ESPP, employees purchased 17,771 shares and 21,389 shares during the nine months ended September 30, 2025 and 2024, respectively.

Note 12 Common Stock

The Company had 37,815,589 and 38,054,482 shares of Class A common stock outstanding at September 30, 2025 and December 31, 2024, respectively. Additionally, the Company had 331,950 and 292,014 shares outstanding at September 30, 2025 and December 31, 2024, respectively, of restricted Class A common stock issued but not yet vested under the 2023 Plan that are not included in shares outstanding until such time that they are vested; however, these shares do have voting and certain dividend rights during the vesting period.

On May 9, 2023, the Company announced a program to repurchase up to $50.0 million of the Company’s stock from time to time either in the open market or in privately negotiated transactions in accordance with applicable regulations of the SEC, as authorized by the Board of Directors. During the three months ended September 30, 2025, the Company repurchased 240,000 shares of common stock for $8.8 million at a weighted average price per share of $36.66. During the nine months ended September 30, 2025, the Company repurchased 359,300 shares of common stock for $13.0 million at a weighted average price per share of $36.28. The remaining authorization under the current program as of September 30, 2025 was $37.0 million. No time limit has been set for completion of the program.

Note 13 Earnings Per Share

The Company calculates earnings per share under the two-class method, as certain non-vested share awards contain non-forfeitable rights to dividends. As such, these awards are considered securities that participate in the earnings of the Company. Non-vested shares are discussed further in note 11.

The Company had 37,815,589 and 37,988,364 shares of Class A common stock outstanding as of September 30, 2025 and 2024, respectively, exclusive of issued non-vested restricted shares. Certain stock options and non-vested restricted shares are potentially dilutive securities, but are not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive for the three and nine months ended September 30, 2025 and 2024.

The following table illustrates the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2025 and 2024:

	For the three months ended		For the nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net income	$35,285	$33,105	$93,538	$90,631
Less: income allocated to participating securities	(307)	(89)	(796)	(242)
Income allocated to common shareholders	$34,978	$33,016	$92,742	$90,389
Weighted average shares outstanding for basic earnings per common share	37,911,643	38,277,042	38,018,090	38,173,469
Dilutive effect of equity awards	122,830	218,049	124,210	194,542
Weighted average shares outstanding for diluted earnings per common share	38,034,473	38,495,091	38,142,300	38,368,011
Basic earnings per share	$0.92	$0.86	$2.44	$2.37
Diluted earnings per share	0.92	0.86	2.43	2.36

The Company had 546,546 and 625,115 outstanding stock options to purchase common stock at weighted average exercise prices of $32.96 and $32.60 per share at September 30, 2025 and 2024, respectively, which have time-vesting criteria. As such, any dilution is derived only for the timeframe in which the vesting criteria had been met and where the inclusion of those stock options is dilutive. The Company had 216,245 and 200,400 unvested PSUs issued as of September 30, 2025 and 2024, respectively, which have performance, market and/or time-vesting criteria, and as such, any dilution is derived only for the timeframe in which the vesting criteria had been met and where the inclusion of those units is dilutive.

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

Fair values of derivative instruments on the balance sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the consolidated statements of financial condition as of September 30, 2025 and December 31, 2024. Information about the valuation methods used to measure fair value is provided in note 16.

		Asset derivatives fair value			Liability derivatives fair value
	Balance Sheet	September 30,	December 31,	Balance Sheet	September 30,	December 31,
	location	2025	2024	location	2025	2024
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$20,575	$31,864	Other liabilities	$3,352	$1,296
Total derivatives designated as hedging instruments		$20,575	$31,864		$3,352	$1,296

Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$7,961	$7,773	Other liabilities	$7,970	$7,780
Interest rate lock commitments	Other assets	377	282	Other liabilities	2	—
Forward contracts	Other assets	35	104	Other liabilities	12	10
Total derivatives not designated as hedging instruments		$8,373	$8,159		$7,984	$7,790

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

For derivatives that qualify and are designated as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest income in the same periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis. The earnings recognition of excluded components is included in interest income. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income as interest payments are received on the Company’s variable-rate assets. As of September 30, 2025, the Company had cash flow hedges with a notional amount of $100.0 million. The Company expects to reclassify $0.5 million from AOCI as a reduction to interest income during the next 12 months.

Fair value hedges

Interest rate swaps designated as fair value hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of September 30, 2025 and December 31, 2024, the Company had interest rate swaps with a notional amount of $352.1 million and $348.5 million, respectively, which were designated as fair value hedges of interest rate risk.

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
	Carrying amount of hedged assets		carrying amount of hedged assets(1)
Line item in the consolidated statements of financial	September 30,	December 31,	September 30,	December 31,
condition in which the hedged item is included	2025	2024	2025	2024
Loans receivable	$456,646	$456,098	$(17,504)	$(28,698)

(1)

Fair value hedge adjustments included basis adjustments on terminated positions to be amortized through the contractual maturity date of each respective hedged item. Excluding those terminated positions, the fair value hedge adjustments consisted of losses totaling $19.5 million and $31.2 million as of September 30, 2025 and December 31, 2024, respectively.

Non-designated hedges

Derivatives not designated as hedges are not speculative and consist of interest rate swaps with commercial banking clients that facilitate their respective risk management strategies. Interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the client swaps and the offsetting swaps are recognized directly in earnings. As of September 30, 2025 and December 31, 2024, the Company had matched interest rate swap transactions with an aggregate notional amount of $761.4 million and $840.9 million, respectively, related to this program. Derivative fee income from non-designated hedges totaled $0.2 million and $0.4 million for the three and nine months ended September 30, 2025, respectively. During the three and nine months ended September 30, 2024, derivative fee income from non-designated hedges totaled $0.3 million and $1.2 million, respectively.

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

The Company had interest rate lock commitments with a notional value of $30.3 million and forward contracts with a notional value of $35.8 million at September 30, 2025. At December 31, 2024, the Company had interest rate lock commitments with a notional value of $20.0 million and forward contracts with a notional value of $29.2 million.

Effect of derivative instruments on the consolidated statements of operations and accumulated other comprehensive income

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024:

	Location of gain (loss)	Amount of (loss) gain recognized in income on derivatives
	recognized in income on	For the three months ended September 30,		For the nine months ended September 30,
Derivatives in hedging relationships	derivatives	2025	2024	2025	2024
Fair value hedging relationships - Interest rate products	Interest and fees on loans	$(595)	$(11,452)	$(6,702)	$1,096
Cash flow hedging relationships - Interest rate products	Interest and fees on loans	(306)	(548)	(1,027)	(1,575)
Total		$(901)	$(12,000)	$(7,729)	$(479)

	Location of gain (loss)	Amount of gain recognized in income on derivatives
	recognized in income on	For the three months ended September 30,		For the nine months ended September 30,
Hedged items	hedged items	2025	2024	2025	2024
Interest rate products	Interest and fees on loans	$2,109	$13,945	$11,194	$6,451

	Location of gain (loss)	Amount of gain (loss) recognized in income on derivatives
Derivatives not designated	recognized in income on	For the three months ended September 30,		For the nine months ended September 30,
as hedging instruments	derivatives	2025	2024	2025	2024
Interest rate products	Other non-interest expense	$1	$(6)	$(1)	$(6)
Interest rate lock commitments	Mortgage banking income	(179)	188	181	459
Forward contracts	Mortgage banking income	272	(48)	(70)	77
Total		$94	$134	$110	$530

The tables below present the effect of cash flow hedge accounting on AOCI as of the dates presented.

	For the three months ended September 30, 2025
	Loss recognized in OCI on derivatives	Loss recognized in OCI included component	Loss recognized in OCI excluded component	Location of loss recognized from AOCI into income	Loss reclassified from AOCI into income	Loss reclassified from AOCI into income included component	Loss reclassified from AOCI into income excluded component
Derivatives in cash flow hedging relationships:
Interest rate products	$(135)	$(8)	$(127)	Interest income	$(306)	$(187)	$(119)

	For the nine months ended September 30, 2025
	Loss recognized in OCI on derivatives	Loss recognized in OCI included component	Loss recognized in OCI excluded component	Location of loss recognized from AOCI into income	Loss reclassified from AOCI into income	Loss reclassified from AOCI into income included component	Loss reclassified from AOCI into income excluded component
Derivatives in cash flow hedging relationships:
Interest rate products	$(181)	$(44)	$(137)	Interest income	$(1,027)	$(674)	$(353)

	For the three months ended September 30, 2024
	Gain recognized in OCI on derivatives	Gain recognized in OCI included component	Gain recognized in OCI excluded component	Location of loss recognized from AOCI into income	Loss reclassified from AOCI into income	Loss reclassified from AOCI into income included component	Loss reclassified from AOCI into income excluded component
Derivatives in cash flow hedging relationships:
Interest rate products	$1,011	$890	$121	Interest income	$(548)	$(429)	$(119)

	For the nine months ended September 30, 2024
	Loss recognized in OCI on derivatives	Loss recognized in OCI included component	Loss recognized in OCI excluded component	Location of loss recognized from AOCI into income	Loss reclassified from AOCI into income	Loss reclassified from AOCI into income included component	Loss reclassified from AOCI into income excluded component
Derivatives in cash flow hedging relationships:
Interest rate products	$(824)	$(368)	$(456)	Interest income	$(1,575)	$(1,220)	$(355)

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

As of September 30, 2025, the termination value of derivatives in a net liability position related to these agreements was zero. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and, as of September 30, 2025, the Company had met these thresholds. If the Company had breached any of these provisions at September 30, 2025, it could have been required to settle its obligations under the agreements at the termination value.

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

Total unfunded commitments at September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025	December 31, 2024
Commitments to fund loans	$521,429	$663,859
Unfunded commitments under lines of credit	695,780	752,861
Commercial and standby letters of credit	9,534	10,760
Total unfunded commitments	$1,226,743	$1,427,480

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

Contingencies

Mortgage loans sold to investors may be subject to repurchase or indemnification in the event of specific default by the borrower or subsequent discovery that underwriting standards were not met. The Company established a reserve liability for expected losses related to these representations and warranties based upon management’s evaluation of actual and historical loss history, delinquency trends or other documentation or deficiency findings in the portfolio and economic conditions. Charges against the reserve during the three and nine months ended September 30, 2025 totaling $51 thousand and $117 thousand, respectively, were primarily driven by early payoffs and repurchases. Charges against the reserve during the three and nine months ended September 30, 2024 totaling $20 thousand and $56 thousand, respectively, were primarily driven by early payoffs and repurchases. The repurchase reserve is included in other liabilities in the consolidated statements of financial condition.

The following table summarizes mortgage repurchase reserve activity for the periods presented:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Beginning balance	$724	$1,089	$1,000	$1,198
Provision released from operating expense, net	(50)	—	(260)	(73)
Charge-offs	(51)	(20)	(117)	(56)
Ending balance	$623	$1,069	$623	$1,069

In the ordinary course of business, the Company and NBH Bank may be subject to litigation. Based upon the available information and advice from the Company’s legal counsel, management does not believe that any potential, threatened or pending litigation to which it is, or reasonably would become, a party will have a material adverse effect on the Company’s liquidity, financial condition or results of operations.

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

Changes in the valuation inputs used for measuring the fair value of financial instruments may occur due to changes in current market conditions or other factors. Such changes may necessitate a transfer of the financial instruments to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfer occurs. During the nine months ended September 30, 2025 and 2024, there were no transfers of financial instruments between the hierarchy levels.

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

Equity securities with readily determinable fair values—Equity securities with readily determinable fair values are generally traded on an exchange and market prices are readily available. These securities are carried at fair value on a recurring basis based on quoted market prices and are classified as level 1.

Loans held for sale—The Company has elected to record loans originated and intended for sale in the secondary market at estimated fair value. The portfolio consists primarily of fixed rate residential mortgage loans that are sold within 45 days. The Company estimates fair value based on quoted market prices for similar loans in the secondary market and are classified as level 2.

Interest rate swap derivatives—The Company’s derivative instruments are limited to interest rate swaps that may be accounted for as fair value hedges or non-designated hedges. The fair values of the swaps incorporate credit valuation adjustments in order to appropriately reflect nonperformance risk in the fair value measurements. The credit valuation adjustment is the dollar amount of the fair value adjustment related to credit risk and utilizes a probability weighted calculation to quantify the potential loss over the life of the trade. The credit valuation adjustments are calculated by determining the total expected exposure of the derivatives (which incorporates both the current and potential future exposure) and then applying the respective counterparties’ credit spreads to the exposure offset by marketable collateral posted, if any. Certain derivative transactions are executed with counterparties who are large financial institutions, or dealers. ISDA Master Agreements are employed for all contracts with dealers. These contracts contain bilateral collateral arrangements. The fair value inputs of these financial instruments are determined using discounted cash flow analysis through the use of third-party models whose significant inputs are readily observable market parameters, primarily yield curves, with appropriate adjustments for liquidity and credit risk, and are classified as level 2.

Mortgage banking derivatives—The Company relies on a third-party pricing service to value its mortgage banking derivative financial assets and liabilities, which the Company classifies as a level 3 valuation. The external valuation model to estimate the fair value of its interest rate lock commitments to originate residential mortgage loans held for sale includes grouping the interest rate lock commitments by interest rate and terms, applying an average 88.1% estimated pull-through rate based on historical experience, and then multiplying by quoted investor prices determined to be reasonably applicable to the loan commitment groups based on interest rate, terms and rate lock expiration dates of the loan commitment groups. The Company also relies on an external valuation model to estimate the fair value of its forward commitments to sell residential mortgage loans (i.e., an estimate of what the Company would receive or pay to terminate the forward delivery contract based on market prices for similar financial instruments), which includes matching specific terms and maturities of the forward commitments against applicable investor pricing.

The tables below present the financial instruments measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 in the consolidated statements of financial condition utilizing the hierarchy structure described above:

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale
U.S. Treasuries	$73,962	$—	$—	$73,962
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	—	208,517	—	208,517
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	—	327,527	—	327,527
Corporate debt	—	1,990	—	1,990
Equity securities with readily determinable fair values	4,113	—	—	4,113
Loans held for sale	—	22,252	—	22,252
Interest rate swap derivatives	—	28,536	—	28,536
Mortgage banking derivatives	—	—	412	412
Total assets at fair value	$78,075	$588,822	$412	$667,309
Liabilities:
Interest rate swap derivatives	$—	$11,322	$—	$11,322
Mortgage banking derivatives	—	—	14	14
Total liabilities at fair value	$—	$11,322	$14	$11,336

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale
U.S. Treasuries	$24,874	$—	$—	$24,874
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	—	135,045	—	135,045
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	—	364,938	—	364,938
Corporate debt	—	1,962	—	1,962
Loans held for sale	—	24,495	—	24,495
Interest rate swap derivatives	—	39,637	—	39,637
Mortgage banking derivatives	—	—	386	386
Total assets at fair value	$24,874	$566,077	$386	$591,337
Liabilities:
Interest rate swap derivatives	$—	$9,076	$—	$9,076
Mortgage banking derivatives	—	—	10	10
Total liabilities at fair value	$—	$9,076	$10	$9,086

The table below details the changes in level 3 financial instruments during the nine months ended September 30, 2025:

Mortgage banking
derivatives, net
Balance at December 31, 2024	$376
Gain included in earnings, net	111
Fees and (costs) included in earnings, net	(89)
Balance at September 30, 2025	$398

Fair Value of Financial Instruments Measured on a Non-recurring Basis

Certain assets may be recorded at fair value on a non-recurring basis as conditions warrant. These non-recurring fair value measurements typically result from the application of lower of cost or fair value accounting or a write-down occurring during the period.

Individually evaluated loans—The Company records individually evaluated loans based on the fair value of the collateral when it is probable that the Company will be unable to collect all contractual amounts due in accordance with the terms of the loan agreement. The Company relies on third-party appraisals and internal assessments, utilizing a discount rate in the range of 6% - 32% with a weighted average discount rate of 9.9%, in determining the estimated fair values of these loans. The inputs used to determine the fair values of loans are considered level 3 inputs in the fair value hierarchy. At September 30, 2025, the Company recorded a specific reserve of $4.8 million related to 14 loans with a carrying balance of $16.9 million. At September 30, 2024, the Company recorded a specific reserve of $4.7 million related to 11 loans with a carrying balance of $19.5 million.

Mortgage servicing rights—MSRs represent the value associated with servicing residential real estate loans that have been sold to outside investors with servicing retained. The fair value for servicing assets is determined through discounted cash flow analysis and utilizes a discount rate and weighted average rate ranging from 9.5% to 10.0% at September 30, 2025 and prepayment speed assumption ranges of 6.6% to 12.4% with a weighted average rate of 6.9% at September 30, 2025. The weighted average MSRs are subject to impairment testing. The carrying values of these MSRs are reviewed quarterly for impairment based upon the calculation of fair value. For purposes of measuring impairment, the MSRs are stratified into certain risk characteristics including note type and note term. If the valuation model reflects a value less than the carrying value, MSRs are adjusted to fair value through a valuation allowance and the adjustment is included in mortgage banking income in the consolidated statements of operations. During the nine months ended September 30, 2025 and 2024, the Company recorded impairments totaling zero and $13 thousand, respectively. The inputs used to determine the fair values of MSRs are considered level 3 inputs in the fair value hierarchy.

SBA servicing asset—The SBA servicing asset represents the value associated with servicing small business real estate loans that have been sold to outside investors with servicing retained. The fair value for the SBA servicing asset is determined through a discounted cash flow analysis and utilizes a weighted average discount rate of 10.8% and a weighted average lifetime constant prepayment rate of 16.1%. The SBA servicing asset is amortized over the period of the estimated future net servicing life of the underlying assets, and it is evaluated quarterly for impairment based upon the fair value of the rights as compared to their amortized cost. Impairment is recognized on the income statement to the extent the fair value is less than the capitalized amount of the SBA servicing asset. The Company recorded $41.0 thousand of net impairment and no impairment for the nine months ended September 30, 2025 and 2024, respectively.

The Company may be required to record fair value adjustments on other available-for-sale and municipal securities valued at par on a non-recurring basis.

The tables below provide information regarding losses from assets recorded at fair value on a non-recurring basis during the nine months ended September 30, 2025 and 2024:

	September 30, 2025
	Total	Losses from fair value changes
Individually evaluated loans	$40,395	$17,140
SBA servicing rights	2,611	41
Total	$43,006	$17,181

	September 30, 2024
	Total	Losses from fair value changes
Individually evaluated loans	$43,684	$8,387
Mortgage servicing rights	4,800	13
Total	$48,484	$8,400

The Company did not record any liabilities measured at fair value on a non-recurring basis during the nine months ended September 30, 2025 or 2024.

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

The fair value of financial instruments at September 30, 2025 and December 31, 2024 are set forth below:

	Level in fair value	September 30, 2025		December 31, 2024
	measurement	Carrying	Estimated	Carrying	Estimated
	hierarchy	amount	fair value	amount	fair value
ASSETS
Cash and cash equivalents	Level 1	$555,560	$555,560	$127,848	$127,848
U.S. Treasury securities - AFS	Level 1	73,962	73,962	24,874	24,874
U.S. Treasury securities - HTM	Level 1	24,840	24,720	49,639	49,159
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises available-for-sale	Level 2	208,517	208,517	135,045	135,045
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises available-for-sale	Level 2	327,527	327,527	364,938	364,938
Corporate debt available-for-sale	Level 2	1,990	1,990	1,962	1,962
Other available-for-sale securities	Level 3	723	723	728	728
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises held-to-maturity	Level 2	244,916	219,703	271,105	234,286
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises held-to-maturity	Level 2	419,730	386,379	212,364	167,941
Equity securities with readily determinable fair values	Level 1	4,113	4,113	—	—
FHLB and FRB stock	Level 2	24,635	24,635	27,984	27,984
Loans receivable	Level 3	7,429,501	7,291,655	7,751,143	7,535,875
Loans held for sale	Level 2	22,252	22,252	24,495	24,495
Accrued interest receivable	Level 2	49,171	49,171	43,469	43,469
Interest rate swap derivatives	Level 2	28,536	28,536	39,637	39,637
Mortgage banking derivatives	Level 3	412	412	386	386
LIABILITIES
Deposit transaction accounts	Level 2	7,311,557	7,311,557	7,217,857	7,217,857
Time deposits	Level 2	1,160,123	1,162,530	1,020,036	1,021,763
Securities sold under agreements to repurchase	Level 2	21,303	21,303	18,895	18,895
Long-term debt	Level 2	55,000	52,796	55,000	49,168
Federal Home Loan Bank advances	Level 2	—	—	50,000	50,000
Accrued interest payable	Level 2	18,629	18,629	15,146	15,146
Interest rate swap derivatives	Level 2	11,322	11,322	9,076	9,076
Mortgage banking derivatives	Level 3	14	14	10	10

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

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes as of and for the three and nine months ended September 30, 2025, and with our annual report on Form 10-K (file number 001-35654), which includes our audited consolidated financial statements and related notes as of and for the years ended December 31, 2024, 2023 and 2022. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that may cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the section entitled “Cautionary Note Regarding Forward-Looking Statements,” in Item 1A “Risk Factors” located elsewhere in this quarterly report and in Item 1A“Risk Factors” in the annual report on Form 10-K, referenced above, and should be read herewith.

All amounts are in thousands, except share and per share data, or as otherwise noted.

Overview

Our focus is on building relationships by creating a win-win scenario for our clients and our Company. We believe in providing solutions and services to our clients that are based on fairness and simplicity. We have established a solid financial services franchise with a sizable presence for deposit gathering and building client relationships necessary for growth. We have executed on strategic acquisition opportunities to expand our presence in attractive markets and to diversify our revenue streams. Additionally, we are innovating and building strategic fintech partnerships with the goal of delivering a comprehensive digital financial ecosystem for our clients. We are focused on providing small- and medium-sized businesses with alternative digital access to address borrowing, depository and cash management needs, while also providing information management and access to digital payment tools, under the safety of a regulated bank. We believe that our established presence in our core markets of Colorado, the greater Kansas City region, Utah, Wyoming, Texas, New Mexico and Idaho, as well as our ongoing investment in digital solutions and strategic acquisitions, position us well for growth opportunities. As of September 30, 2025, we had $10.2 billion in assets, $7.4 billion in loans, $8.5 billion in deposits, $1.4 billion in equity and $1.1 billion in assets under management in our trust and wealth management business.

Operating Highlights

   Strategic execution

●

On September 15, 2025, the Company entered into an Agreement and Plan of Merger (the “merger agreement”) with Vista and Bryan Wick, solely in his capacity as the shareholders’ representative. The merger agreement provides that, upon the terms and subject to the conditions set forth therein, (a) Vista will merge with and into NBHC, with NBHC as the surviving corporation (the “merger”) and (b) contemplates that immediately following the completion of the merger, Vista Bank, the primary subsidiary of Vista, will merge with and into NBH Bank, with NBH Bank as the surviving bank. Under the terms of the merger agreement, Vista shareholders will receive approximately $84.8 million of cash consideration, subject to certain potential adjustments, inclusive of estimated cash payments to holders of Vista options and warrants, and approximately 7.4 million shares of NBHC common stock. The transaction will have an approximate value of $365.4 million based upon NBHC’s closing price of $37.96 on September 15, 2025. Vista has operations in Dallas-Ft. Worth, Austin, and Lubbock, Texas, as well as Palm Beach, Florida. Upon completion of the transaction and on a pro forma basis, the combined company will have approximately $12.4 billion in assets and $10.4 billion in deposits. NBHC expects to close the proposed transaction in Q1 2026, subject to regulatory approval, Vista shareholder approval and other customary closing conditions.

●

The Company continued to invest in digital solutions for our clients, through our financial ecosystem 2UniFi, that launched in July 2025. We believe 2UniFi will increase access to financial services while reducing the costs of banking for small- and medium-sized businesses. In conjunction with the continued investment in the 2UniFi buildout, the Company incurred $14.3 million and $9.5 million of non-interest expense during the nine months ended September 30, 2025 and 2024, respectively, primarily within salaries and benefits, occupancy and equipment, and professional fees.

●

In July 2025, the Company announced a strategic partnership and investment with Nav, a leading credit and financial health platform for small business owners offering a suite of tools to help entrepreneurs access, monitor, and build their business credit. Nav will support 2UniFi through integration within the Nav marketplace for small business deposit and lending solutions. With a shared vision to support the success of small- and medium-sized businesses in the U.S., Nav and 2UniFi will leverage their unique capabilities to bring robust solutions to market.

●

During the nine months ended September 30, 2025, the Company repurchased 359,300 shares of common stock for $13.0 million at a weighted average price per share of $36.28 as part of our capital strategy.

●

The Company prudently manages liquidity and maintains a profile focused on core deposits and stable, long-term and diversified funding sources, including access to Cambr platform deposits. The Company maintains an investment portfolio with a short average duration and targets a neutral interest rate position.

Profitability and returns

●

Net income increased $2.9 million to $93.5 million, or $2.43 per diluted share, for the nine months ended September 30, 2025, compared to net income of $90.6 million, or $2.36 per diluted share, for the nine months ended September 30, 2024. Adjusting for $1.3 million of acquisition-related expenses, after tax, net income increased $4.2 million to $94.9 million, or $2.47 per diluted share, compared to the nine months ended September 30, 2024.

●

Pre-provision net revenue increased $7.9 million, or 6.89%, to $123.2 million for the nine months ended September 30, 2025, compared to the same period in the prior year. Pre-provision net revenue FTE increased $8.5 million, or 7.1%, to $129.0 million for the nine months ended September 30, 2025, compared to the same period in the prior year.

●

The return on average assets increased 11 basis points to 1.43% for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. Adjusting for acquisition-related expenses, the return on average tangible assets for the three months ended September 30, 2025 increased 17 basis points to 1.60%, compared to the three months ended September 30, 2024.

●

The return on average equity was 10.25% for the three months ended September 30, 2025, compared to 10.33% for the three months ended September 30, 2024. Adjusting for acquisition-related expenses, the return on average tangible common equity for the three months ended September 30, 2025 was 14.72%, compared to 14.84% for the three months ended September 30, 2024.

   Loan portfolio

●	Total loans at September 30, 2025 totaled $7.4 billion, compared to $7.8 billion at December 31, 2024. During 2025, quarterly loan fundings have increased each quarter.
●	The Company generated loan fundings totaling $1.0 billion, during the nine months ended September 30, 2025, with a weighted average new loan origination rate of 7.2%.
●

The Company maintained a conservatively structured loan portfolio represented by diverse industries and concentrations with industry sector concentrations at 15% or less of total loans, and all concentration levels remain well below our self-imposed limits.

●

Non-owner occupied CRE loans, which are comprised of multiple industry sectors, were 132.3% of the Company’s risk based capital, or 22.1% of total loans, and no specific property type comprised more than 10.0% of total loans at September 30, 2025.

●	The Company maintains little exposure to non-owner occupied CRE retail properties and office properties, comprising 2.1% and 1.1% of total loans, respectively, at September 30, 2025.
●	Multifamily loans totaled $301.2 million, or 4.1% of total loans at September 30, 2025.
●	We do not originate high-dollar non-amortizing or balloon payment mortgage loans to our clients.

   Credit quality

●	Allowance for credit losses totaled 1.19% of total loans at September 30, 2025, compared to 1.22% at December 31, 2024.
●	The Company recorded provision expense for credit losses totaling $8.7 million and $4.8 million during the nine months ended September 30, 2025 and 2024, respectively.
●	Non-performing loans improved 10 basis points to 0.36% of total loans at September 30, 2025, compared to 0.46% at December 31, 2024.
●

Net charge-offs of $15.2 million and $7.6 million were recorded during the nine months ended September 30, 2025 and 2024, respectively, and annualized net charge-offs to average total loans totaled 0.27% and 0.13% for the nine months ended September 30, 2025 and 2024, respectively.

   Client deposit funded balance sheet

.9
●	Average total deposits for the nine months ended September 30, 2025 and 2024 totaled $8.2 billion, and $8.3 billion, respectively.
●	Average transaction deposits for the nine months ended September 30, 2025 and 2024 totaled $7.1 billion and $7.3 billion, respectively.
●	The mix of transaction deposits to total deposits was 86.3% and 87.8% at September 30, 2025 and 2024, respectively.
●

Cost of deposits totaled 2.05% for the nine months ended September 30, 2025, compared to 2.27% for the nine months ended September 30, 2024, as a result of our disciplined deposit pricing over the last 12 months as the FRB lowered rates.

●	Approximately 77% of our deposits were FDIC insured as of September 30, 2025.

   Liquidity

.9
●	On-balance sheet liquidity totaled $1.2 billion at September 30, 2025 and was comprised of $555.6 million of cash and $620.4 million of unencumbered investments.
●

Liquidity is monitored and managed to ensure that sufficient funds are available on-demand to meet our business needs. At September 30, 2025, the Company’s available secured and committed borrowing capacity at the FHLB and FRB totaled $3.2 billion. The Company also accesses a variety of other short-term and long-term unsecured funding sources, which include access to Cambr platform deposits, multiple brokered deposit platform options and lines of credit.

●

Our investment securities portfolio has a short average duration and is largely backed by U.S. government or government sponsored entities, which we believe mitigates the risk of material losses. Regarding the fair value of investment securities, our accumulated other comprehensive loss does not have a material impact on our capital position. The ratio of total shareholders’ equity to total assets was 13.5% at September 30, 2025, compared to 13.3% at December 31, 2024. Our tangible common equity capital ratio, which includes the accumulated other comprehensive loss, totaled 10.6% at September 30, 2025, compared to 10.2% at December 31, 2024.

   Revenues

●	Net interest income FTE increased $7.6 million to $268.1 million during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024.
●

The net interest margin FTE widened 15 basis points to 3.95% for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, driven by a 22 basis point improvement in the cost of funds and partially offset by a seven basis point decrease in earning asset yields. The cost of funds was 2.09% for the nine months ended September 30, 2025, compared to 2.31% for the nine months ended September 30, 2024.

●

During the nine months ended September 30, 2025, non-interest income increased $3.0 million to $53.1 million, compared to the nine months ended September 30, 2024, primarily due to $3.3 million of unrealized gains on partnership investments, a $0.9 million increase in the gains on sales of previously consolidated banking center properties, and a $0.7 million increase in trust income.

   Expenses

●

During the nine months ended September 30, 2025, non-interest expense increased $2.1 million to $192.2 million, compared to the nine months ended September 30, 2024. Excluding $1.7 million of acquisition-related expenses, non-interest expense totaled $190.5 million. When adjusting for the impact of acquisition-related expenses and $1.7 million increase in 2UniFi expenses impacting the quarter, the Company remains on track to deliver the results expected from the expense reduction actions taken during the second quarter.

●

The efficiency ratio improved 1.31% to 60.93% during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The adjusted FTE efficiency ratio, excluding other intangible assets amortization, improved 1.82% to 57.46% during the nine months ended September 30, 2025, compared to 59.28% during the nine months ended September 30, 2024.

●

Income tax expense totaled $21.0 million during the nine months ended September 30, 2025, compared to $19.9 million during the nine months ended September 30, 2024. The effective tax rate for the nine months ended September 30, 2025 was 18.3%, compared to 18.2% for the full year 2024.

   Strong capital position

●

Capital ratios continue to be well in excess of federal bank regulatory agency “well capitalized” thresholds. At September 30, 2025, our consolidated tier 1 leverage ratio was 11.49%, and our consolidated common equity tier 1 and tier 1 risk based capital ratios were 14.69%.

●

At September 30, 2025, common book value per share was $36.36. Tangible common book value per share increased $2.17 to $27.45, during the nine months ended September 30, 2025, driven by earnings after covering quarterly dividends and a $0.51 improvement in accumulated other comprehensive loss due to changes in the interest rate environment. These increases were partially offset $0.11 by the impact of share buybacks.

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

Future growth in our interest income will ultimately be dependent on our ability to originate high-quality loans and source other high-quality earning assets such as investment securities as well as our ability to access liquidity and manage our cost of funds. During the years ended December 31, 2023 and 2022, the Federal Reserve increased prevailing interest rates by a total of 100 and 425 basis points, respectively. In the second half of 2024, the Federal Reserve decreased the prevailing interest rates by a total of 100 basis points, and during the third quarter of 2025 the Federal Reserve decreased the prevailing interest rates by 25 basis points. While further cuts in 2025 remain unclear, our future earnings will be impacted by the Federal Reserve’s future interest rate policy decisions. Management employs risk management policies to monitor and limit exposure to changes in market rates, which is discussed in more detail in the Asset/Liability Management and Interest Rate Risk section of Management’s Discussion and Analysis.

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

Key Metrics(1)

	As of and for the three months ended			As of and for the nine months ended
	September 30,	December 31,	September 30,	September 30,	September 30,
	2025	2024	2024	2025	2024
Return on average assets	1.43%	1.13%	1.32%	1.27%	1.22%
Return on average tangible assets(2)	1.54%	1.23%	1.43%	1.38%	1.33%
Return on average tangible assets, adjusted(2)(3)	1.60%	1.44%	1.43%	1.40%	1.33%
Return on average equity	10.25%	8.59%	10.33%	9.30%	9.70%
Return on average tangible common equity(2)	14.21%	12.31%	14.84%	13.05%	14.14%
Return on average tangible common equity, adjusted(2)(3)	14.72%	14.40%	14.84%	13.23%	14.14%
Loan to deposit ratio (end of period)(4)	87.70%	94.09%	90.79%	87.70%	90.79%
Non-interest bearing deposits to total deposits (end of period)	26.62%	26.87%	26.70%	26.62%	26.70%
Net interest margin(5)	3.89%	3.91%	3.79%	3.87%	3.73%
Net interest margin FTE(2)(5)(6)	3.98%	3.99%	3.87%	3.95%	3.80%
Interest rate spread FTE(2)(6)(7)	3.09%	3.06%	2.86%	3.06%	2.81%
Yield on earning assets(8)	5.83%	5.90%	5.97%	5.80%	5.87%
Yield on earning assets FTE(2)(6)(8)	5.92%	5.98%	6.05%	5.88%	5.95%
Cost of funds	2.10%	2.15%	2.36%	2.09%	2.31%
Cost of deposits	2.08%	2.12%	2.34%	2.05%	2.27%
Non-interest income to total revenue FTE(2)(6)(9)	18.66%	10.78%	17.05%	16.54%	16.13%
Efficiency ratio	61.76%	63.75%	60.51%	60.93%	62.24%
Efficiency ratio excluding other intangible assets amortization, adjusted FTE(2)(3)(6)	57.32%	57.03%	57.65%	57.46%	59.28%
Pre-provision net revenue	$41,645	$36,704	$41,880	$123,239	$115,298
Pre-provision net revenue FTE(2)(6)	43,630	38,578	43,696	129,046	120,518
Pre-provision net revenue FTE, adjusted(2)(3)(6)	45,374	45,160	43,696	130,790	120,518

Total Loans Asset Quality Data(4)(10)(11)
Non-performing loans to total loans	0.36%	0.46%	0.31%	0.36%	0.31%
Non-performing assets to total loans and OREO	0.37%	0.47%	0.32%	0.37%	0.32%
Allowance for credit losses to total loans	1.19%	1.22%	1.23%	1.19%	1.23%
Allowance for credit losses to non-performing loans	330.45%	262.42%	403.68%	330.45%	403.68%
Net (recoveries) charge-offs to average loans	(0.05)%	0.11%	0.18%	0.27%	0.13%

(1)	Ratios are annualized.
(2)	Represents a non-GAAP financial measure. See non-GAAP reconciliations below.
(3)	Ratios are adjusted for acquisition-related expenses during 2025 and loss on security sales in Q4 2024. See non-GAAP reconciliation below.
(4)	Total loans are net of unearned discounts and fees.
(5)	Net interest margin represents net interest income, including accretion income on interest earning assets, as a percentage of average interest earning assets.
(6)

Presented on an FTE basis using the statutory rate of 21% for all periods presented. The taxable equivalent adjustments included above are $1,985, $1,874 and $1,816 for the three months ended September 30, 2025, December 31, 2024 and September 30, 2024, respectively. For the nine months ended September 30, 2025 and 2024, taxable equivalent adjustments included above are $5,807 and $5,220, respectively.

(7)

Interest rate spread represents the difference between the weighted average yield on interest earning assets, including FTE income, and the weighted average cost of interest bearing liabilities. Ratio represents non-GAAP financial measure.

(8)	Interest earning assets include assets that earn interest/accretion or dividends. Any market value adjustments on investment securities or loans are excluded from interest earning assets.
(9)	Non-interest income to total revenue represents non-interest income divided by the sum of net interest income FTE and non-interest income.
(10)	Non-performing loans consist of non-accruing loans.
(11)	Non-performing assets include non-performing loans and OREO.

About Non-GAAP Financial Measures

Certain financial measures and ratios presented in the tables within this About Non-GAAP Financial Measures section are supplemental measures that are not required by, or are not presented in accordance with, U.S. GAAP. We refer to these financial measures and ratios as “non-GAAP financial measures.” We consider the use of select non-GAAP financial measures and ratios to be useful for financial and operational decision making and useful in evaluating period-to-period comparisons. We believe that these non-GAAP financial measures provide meaningful supplemental information regarding our performance by excluding certain expenditures or assets that we believe are not indicative of our primary business operating results or by presenting certain metrics on an FTE basis. We believe that management and investors benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting, analyzing and comparing past, present and future periods.

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

A reconciliation of our GAAP financial measures to the comparable non-GAAP financial measures is as follows:

Tangible Common Book Value Ratios

	September 30,	December 31,	September 30,
	2025	2024	2024
Total shareholders’ equity	$1,374,929	$1,305,075	$1,291,997
Less: goodwill and other intangible assets, net (non-GAAP)	(350,907)	(356,777)	(358,754)
Add: deferred tax liability related to goodwill (non-GAAP)	13,844	13,535	13,203
Tangible common equity (non-GAAP)	$1,037,866	$961,833	$946,446

Total assets	$10,152,686	$9,807,693	$9,993,283
Less: goodwill and other intangible assets, net (non-GAAP)	(350,907)	(356,777)	(358,754)
Add: deferred tax liability related to goodwill (non-GAAP)	13,844	13,535	13,203
Tangible assets (non-GAAP)	$9,815,623	$9,464,451	$9,647,732

Tangible common equity to tangible assets calculations:
Total shareholders’ equity to total assets	13.54%	13.31%	12.93%
Less: impact of goodwill and other intangible assets, net (non-GAAP)	(2.97)%	(3.15)%	(3.12)%
Tangible common equity to tangible assets (non-GAAP)	10.57%	10.16%	9.81%

Tangible common book value per share calculations:
Tangible common equity (non-GAAP)	$1,037,866	$961,833	$946,446
Divided by: ending shares outstanding	37,815,589	38,054,482	37,988,364
Tangible common book value per share (non-GAAP)	$27.45	$25.28	$24.91

Return on Average Tangible Assets and Return on Average Tangible Equity

	As of and for the three months ended			As of and for the nine months ended
	September 30,	December 31,	September 30,	September 30,	September 30,
	2025	2024	2024	2025	2024
Net income	$35,285	$28,184	$33,105	$93,538	$90,631
Add: adjustments, after tax (non-GAAP)(1)	1,336	5,048	—	1,336	—
Net income adjusted for acquisition-related expenses and loss on security sales, after tax (non-GAAP)(1)	$36,621	$33,232	$33,105	$94,874	$90,631

Net income	$35,285	$28,184	$33,105	$93,538	$90,631
Add: impact of other intangible assets amortization expense, after tax (non-GAAP)	1,491	1,516	1,517	4,497	4,575
Net income excluding the impact of other intangible assets amortization expense, after tax (non-GAAP)	$36,776	$29,700	$34,622	$98,035	$95,206

Net income excluding the impact of other intangible assets amortization expense, after tax (non-GAAP)	$36,776	$29,700	$34,622	$98,035	$95,206
Add: adjustments, after tax (non-GAAP)(1)	1,336	5,048	—	1,336	—
Net income excluding the impact of other intangible assets amortization expense, adjusted for acquisition-related expenses and loss on security sales, after tax (non-GAAP)(1)	$38,112	$34,748	$34,622	$99,371	$95,206

Average assets	$9,796,514	$9,957,195	$9,960,730	$9,861,453	$9,913,724
Less: average goodwill and other intangible assets, net of deferred tax liability related to goodwill (non-GAAP)	(338,294)	(344,417)	(346,757)	(340,231)	(348,717)
Average tangible assets (non-GAAP)	$9,458,220	$9,612,778	$9,613,973	$9,521,222	$9,565,007

Average shareholders’ equity	$1,365,311	$1,304,629	$1,274,873	$1,344,816	$1,248,202
Less: average goodwill and other intangible assets, net of deferred tax liability related to goodwill (non-GAAP)	(338,294)	(344,417)	(346,757)	(340,231)	(348,717)
Average tangible common equity (non-GAAP)	$1,027,017	$960,212	$928,116	$1,004,585	$899,485

Return on average assets	1.43%	1.13%	1.32%	1.27%	1.22%
Adjusted return on average assets (non-GAAP)	1.48%	1.33%	1.32%	1.29%	1.22%
Return on average tangible assets (non-GAAP)	1.54%	1.23%	1.43%	1.38%	1.33%
Adjusted return on average tangible assets (non-GAAP)(1)	1.60%	1.44%	1.43%	1.40%	1.33%
Return on average equity	10.25%	8.59%	10.33%	9.30%	9.70%
Adjusted return on average equity (non-GAAP)	10.64%	10.13%	10.33%	9.43%	9.70%
Return on average tangible common equity (non-GAAP)	14.21%	12.31%	14.84%	13.05%	14.14%
Adjusted return on average tangible common equity (non-GAAP)(1)	14.72%	14.40%	14.84%	13.23%	14.14%

(1) Adjustments:
Non-interest income adjustments:
Loss on security sales (non-GAAP)	$—	$6,582	$—	$—	$—
Non-interest expense adjustments:
Acquisition-related expenses (non-GAAP)	$1,744	$—	$—	$1,744	$—
Total adjustments before tax (non-GAAP)	1,744	6,582	—	1,744	—
Tax benefit impact	(408)	(1,534)	—	(408)	—
Total adjustments after tax (non-GAAP)	$1,336	$5,048	$—	$1,336	$—

Fully Taxable Equivalent Yield on Earning Assets and Net Interest Margin

	As of and for the three months ended			As of and for the nine months ended
	September 30,	December 31,	September 30,	September 30,	September 30,
	2025	2024	2024	2025	2024
Interest income	$132,238	$136,086	$138,003	$393,421	$402,182
Add: impact of taxable equivalent adjustment (non-GAAP)	1,985	1,874	1,816	5,807	5,220
Interest income FTE (non-GAAP)	$134,223	$137,960	$139,819	$399,228	$407,402

Net interest income	$88,200	$90,131	$87,653	$262,300	$255,257
Add: impact of taxable equivalent adjustment (non-GAAP)	1,985	1,874	1,816	5,807	5,220
Net interest income FTE (non-GAAP)	$90,185	$92,005	$89,469	$268,107	$260,477

Average earning assets	$8,999,831	$9,177,840	$9,192,454	$9,071,081	$9,146,020
Yield on earning assets	5.83%	5.90%	5.97%	5.80%	5.87%
Yield on earning assets FTE (non-GAAP)	5.92%	5.98%	6.05%	5.88%	5.95%
Net interest margin	3.89%	3.91%	3.79%	3.87%	3.73%
Net interest margin FTE (non-GAAP)	3.98%	3.99%	3.87%	3.95%	3.80%

Efficiency Ratio and Pre-Provision Net Revenue

	As of and for the three months ended			As of and for the nine months ended
	September 30,	December 31,	September 30,	September 30,	September 30,
	2025	2024	2024	2025	2024
Net interest income	$88,200	$90,131	$87,653	$262,300	$255,257
Add: impact of taxable equivalent adjustment (non-GAAP)	1,985	1,874	1,816	5,807	5,220
Net interest income FTE (non-GAAP)	$90,185	$92,005	$89,469	$268,107	$260,477

Non-interest income	$20,691	$11,119	$18,389	$53,133	$50,112
Add: loss on security sales (non-GAAP)	—	6,582	—	—	—
Non-interest income adjusted for loss on security sales (non-GAAP)	$20,691	$17,701	$18,389	$53,133	$50,112

Non-interest expense	$67,246	$64,546	$64,162	$192,194	$190,071
Less: other intangible assets amortization (non-GAAP)	(1,946)	(1,977)	(1,977)	(5,870)	(5,962)
Less: acquisition-related expenses (non-GAAP)	(1,744)	—	—	(1,744)	—
Non-interest expense excluding other intangible assets amortization, adjusted for acquisition-related expenses (non-GAAP)	$63,556	$62,569	$62,185	$184,580	$184,109

Efficiency ratio	61.76%	63.75%	60.51%	60.93%	62.24%
Efficiency ratio excluding other intangible assets amortization, adjusted for acquisition-related expenses and loss on security sales FTE (non-GAAP)	57.32%	57.03%	57.65%	57.46%	59.28%
Pre-provision net revenue (non-GAAP)	$41,645	$36,704	$41,880	$123,239	$115,298
Pre-provision net revenue, FTE (non-GAAP)	43,630	38,578	43,696	129,046	120,518
Pre-provision net revenue FTE, adjusted for acquisition-related expenses and loss on security sales (non-GAAP)	45,374	45,160	43,696	130,790	120,518

Adjusted Net Income and Earnings Per Share

	As of and for the three months ended			As of and for the nine months ended
	September 30,	December 31,	September 30,	September 30,	September 30,
	2025	2024	2024	2025	2024
Adjustments to net income:
Net income	$35,285	$28,184	$33,105	$93,538	$90,631
Add: acquisition-related expenses, after tax (non-GAAP)	1,336	—	—	1,336	—
Add: loss on security sales, after tax (non-GAAP)	—	5,048	—	—	—
Adjusted net income (non-GAAP)	$36,621	$33,232	$33,105	$94,874	$90,631

Adjustments to earnings per share:
Earnings per share - diluted	$0.92	$0.73	$0.86	$2.43	$2.36
Add: acquisition-related expenses and loss on security sales, after tax (non-GAAP)	0.04	0.13	—	0.04	—
Adjusted earnings per share - diluted (non-GAAP)	$0.96	$0.86	$0.86	$2.47	$2.36

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

Future Accounting Pronouncements

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Topic 350): Targeted Improvements to the Accounting for Internal-Use Software. The update will eliminate the accounting consideration of software project development stages and enhance the guidance around the threshold for cost capitalization. The amendments in this update are effective for fiscal years and interim reporting periods beginning after December 15, 2027 and can be applied using a prospective transition approach, a modified transition approach or a retrospective transition approach. Early adoption is permitted. The Company is currently evaluating the impact from ASU 2025-06.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The update is related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC Topic 606. It allows all entities to elect a practical expedient that assumes current conditions as of the balance sheet date do not change for the remaining life of the asset. The update also allows for an accounting policy election, which is not applicable to public business entities. Entities are required to disclose whether they have elected to use the practical expedient and, if applicable, the accounting policy election. The amendments in this update are effective for fiscal years and interim reporting periods beginning after December 15, 2025 and are to be applied on a prospective basis. Early adoption is permitted. The Company has evaluated the impact from ASU 2025-05 and does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses. The update requires public business entities to disclose specific components of certain expense categories. This includes expense categories such as employee compensation, depreciation, and intangible asset amortization. The amendments in this update are effective for fiscal years beginning after December 15, 2026 and are to be applied on a prospective basis with an option for retrospective application. Early adoption is permitted. The Company has evaluated the impact from ASU 2024-03 and does not expect the adoption of this pronouncement to have a material impact on its financial statements apart from the inclusion of additional disclosures.

Financial Condition

Total assets were $10.2 billion at September 30, 2025, increasing $345.0 million, or 3.5%, from December 31, 2024. Cash and cash equivalents increased $427.7 million from December 31, 2024, and investment securities increased $245.6 million. Loans totaled $7.4 billion and $7.8 billion at September 30, 2025 and December 31, 2024, respectively, and the allowance for credit losses totaled $88.3 million and $94.5 million at September 30, 2025 and December 31, 2024, respectively. Lower-cost transaction deposits totaled $7.3 billion and $7.2 billion at September 30, 2025 and December 31, 2024, respectively. Total deposits increased $233.8 million to $8.5 billion at September 30, 2025, compared to December 31, 2024.

Investment securities

Available-for-sale

Total investment securities available-for-sale were $612.7 million at September 30, 2025, compared to $527.5 million at December 31, 2024. Purchases of available-for-sale securities during the nine months ended September 30, 2025 and 2024 totaled $164.7 million and $199.1 million, respectively. Paydowns and maturities totaled $100.4 million and $137.6 million during the nine months ended September 30, 2025 and 2024, respectively.

Available-for-sale investment securities are summarized in the following table as of the dates indicated. The weighted average yield was calculated based on amortized cost. Yields on tax exempt securities have not been adjusted for tax exempt status.

	September 30, 2025				December 31, 2024
				Weighted				Weighted
	Amortized	Fair	Percent of	average	Amortized	Fair	Percent of	average
	cost	value	portfolio	yield	cost	value	portfolio	yield
Treasury securities	$72,930	$73,962	12.1%	4.35%	$24,958	$24,874	4.7%	2.55%
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	229,757	208,517	34.0%	2.61%	164,785	135,045	25.6%	1.48%
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	373,555	327,527	53.5%	2.40%	425,476	364,938	69.2%	2.52%
Corporate debt	2,000	1,990	0.3%	9.68%	2,000	1,962	0.4%	5.86%
Other securities	723	723	0.1%	0.00%	728	728	0.1%	0.00%
Total investment securities available-for-sale	$678,965	$612,719	100.0%	2.71%	$617,947	$527,547	100.0%	2.25%

As of September 30, 2025 and December 31, 2024, nearly all the available-for-sale investment portfolio was backed by mortgages. The residential mortgage pass-through securities portfolio is comprised of both fixed rate and adjustable rate FHLMC, FNMA and GNMA securities. The other mortgage-backed securities are comprised of securities backed by FHLMC, FNMA and GNMA securities.

Mortgage-backed securities may have actual maturities that differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average life of the available-for-sale mortgage-backed securities portfolio was 4.6 years and 5.3 years at September 30, 2025 and December 31, 2024, respectively. This estimate is based on assumptions and actual results may differ. At September 30, 2025 and December 31, 2024, the duration of the total available-for-sale investment portfolio was 3.9 years and 4.3 years, respectively.

At September 30, 2025 and December 31, 2024, adjustable rate securities comprised 13.6% and 5.9%, respectively, of the available-for-sale MBS portfolio. The remainder of the portfolio was comprised of fixed rate amortizing securities with 10- to 30-year contractual maturities, with a weighted average coupon of 2.42% per annum and 2.31% per annum at September 30, 2025 and December 31, 2024, respectively.

The available-for-sale investment portfolio included $69.0 million of unrealized losses and $2.8 million of unrealized gains at September 30, 2025. At December 31, 2024, the available-for-sale investment portfolio included $90.9 million of unrealized losses and $0.5 million of unrealized gains. We believe any unrealized losses are a result of prevailing interest rates, and as such, we do not believe that any of the securities with unrealized losses were impaired. Management believes that default of the available-for-sale securities is highly unlikely. FHLMC, FNMA and GNMA guaranteed mortgage-backed securities and U.S. Treasury securities have a long history of zero credit losses, an explicit guarantee by the U.S. government (although limited for FNMA and FHLMC securities) and yields that generally trade based on market views of prepayment and liquidity risk rather than credit risk.

Our investment security portfolio consists of high-quality securities, which are largely backed by either U.S. government agencies or U.S. government sponsored entities. We regularly model liquidity stress scenarios to assess potential liquidity issues.

 Held-to-maturity

Held-to-maturity investment securities totaled $689.5 million at September 30, 2025, compared to $533.1 million at December 31, 2024, an increase of $156.4 million, or 29.3%. Purchases during the nine months ended September 30, 2025 totaled $260.3 million. There were no purchases of held-to-maturity securities during the nine months ended September 30, 2024. Paydowns and maturities totaled $105.0 million and $47.4 million during the nine months ended September 30, 2025 and 2024, respectively.

Held-to-maturity investment securities are summarized as follows as of the dates indicated:

	September 30, 2025				December 31, 2024
				Weighted				Weighted
	Amortized	Fair	Percent of	average	Amortized	Fair	Percent of	average
	cost	value	portfolio	yield	cost	value	portfolio	yield
Treasury securities	$24,840	$24,720	3.6%	3.10%	$49,639	$49,159	9.3%	3.14%
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	244,916	219,703	35.5%	2.29%	271,105	234,286	50.9%	2.31%
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	419,730	386,379	60.9%	3.47%	212,364	167,941	39.8%	1.58%
Total investment securities held-to-maturity	$689,486	$630,802	100.0%	3.04%	$533,108	$451,386	100.0%	2.10%

The residential mortgage pass-through and other residential MBS held-to-maturity investment portfolios are comprised of fixed rate FHLMC, FNMA and GNMA securities.

The fair value of the held-to-maturity investment portfolio included $61.2 million of unrealized losses and $2.5 million of unrealized gains at September 30, 2025. At December 31, 2024, the held-to-maturity investment portfolio included $81.8 million of unrealized losses and $51 thousand of unrealized gains.

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

Mortgage-backed securities may have actual maturities that differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average expected life of the held-to-maturity mortgage-backed securities portfolio as of September 30, 2025 and December 31, 2024 was 4.6 years and 5.6 years, respectively. This estimate is based on assumptions and actual results may differ. The duration of the total held-to-maturity investment portfolio was 3.8 years and 4.4 years as of September 30, 2025 and December 31, 2024, respectively.

Other securities

The carrying balances of other securities are summarized as follows as of the dates indicated:

	September 30, 2025	December 31, 2024
Federal Reserve Bank stock	$24,062	$24,062
Federal Home Loan Bank stock	573	3,922
Convertible preferred stock	18,508	20,508
Equity method investments	33,270	27,970
Equity securities with readily determinable fair values	4,113	—
Total	$80,526	$76,462

Other securities included FRB stock, FHLB stock, convertible preferred stock, equity method investments and equity securities with readily determinable fair values. During the nine months ended September 30, 2025, purchases of other securities totaled $50.0 million, and proceeds from redemptions and sales of other securities totaled $48.0 million. During the nine months ended September 30, 2024, purchases of other securities totaled $26.2 million, and proceeds from other securities totaled $42.6 million. Purchases consisted primarily of FHLB stock, and proceeds consisted primarily of redemptions of FHLB stock. Changes in the Company’s FHLB stock holdings directly correlated to FHLB line of credit advances and paydowns.

FRB and FHLB stock

At September 30, 2025 and December 31, 2024, the Company held FRB stock and FHLB stock for regulatory or debt facility purposes. These are restricted securities which, lacking a market, are carried at cost. There have been no identified events or changes in circumstances that may have an adverse effect on the FRB and FHLB stock carried at cost.

Convertible preferred stock

Other securities include convertible preferred stock without a readily determinable fair value. During the three and nine months ended September 30, 2025, there were no purchases of convertible preferred stock. One convertible preferred stock investment underwent an initial public offering and was reclassified as an equity security with a readily determinable fair value during the third quarter of 2025. The Company purchased zero and $0.4 million of convertible preferred stock during the three and nine months ended September 30, 2024, respectively. During the three and nine months ended September 30, 2024, the Company recorded $3.9 million of impairment on convertible preferred stock related to venture capital investments, included in other non-interest income in the Company’s consolidated statements of operations. The Company also sold convertible preferred stock totaling $1.0 million, during the three and nine months ended September 30, 2024, which generated realized gains of $0.1 million recorded in other non-interest income in the Company’s consolidated statements of operations.

Equity method investments

Other securities also include equity method investments totaling $33.3 million and $28.0 million at September 30, 2025 and December 31, 2024, respectively. The increase was primarily due to a $5.0 million investment in Nav, a credit and financial health platform for small business owners. The Company recorded net unrealized gains on equity method investments totaling $1.7 million during the three and nine months ended September 30, 2025. During the three and nine months ended September 30, 2024, the Company recorded net unrealized gains on equity method investments totaling $0.4 million and $0.7 million, respectively. These gains and losses were recorded in other non-interest income in the Company’s consolidated statements of operations. The Company recorded no impairment related to equity method investments for the nine months ended September 30, 2025 or the year ended December 31, 2024.

Equity securities with readily determinable fair values

During the three and nine months ended September 30, 2025, one convertible preferred stock investment underwent an initial public offering and was reclassified as an equity security with a readily determinable fair value totaling $4.1 million at September 30, 2025. Equity securities with readily determinable fair values are generally traded on an exchange and market prices are readily available. Unrealized gains or losses on equity securities with readily determinable fair values are recognized in other non-interest income in the Company’s consolidated statements of operations. During the three and nine months ended September 30, 2025, the Company recorded $2.1 million of unrealized gains from equity securities with readily determinable fair values.

Loans overview

At September 30, 2025, our loan portfolio was comprised of loans originated by the Company and loans that were acquired in connection with the Company’s acquisitions.

The table below shows the loan portfolio composition at the respective dates:

			September 30, 2025 vs.
			December 31, 2024
	September 30, 2025	December 31, 2024	% Change
Originated:
Commercial:
Commercial and industrial	$1,877,645	$1,881,570	(0.2)%
Municipal and non-profit	1,189,677	1,106,865	7.5%
Owner-occupied commercial real estate	986,868	1,048,481	(5.9)%
Food and agribusiness	211,940	266,332	(20.4)%
Total commercial	4,266,130	4,303,248	(0.9)%
Commercial real estate non-owner occupied	1,069,815	1,123,718	(4.8)%
Residential real estate	914,168	922,328	(0.9)%
Consumer	12,757	12,773	(0.1)%
Total originated	6,262,870	6,362,067	(1.6)%

Acquired:
Commercial:
Commercial and industrial	95,015	114,255	(16.8)%
Municipal and non-profit	259	277	(6.5)%
Owner-occupied commercial real estate	189,408	215,663	(12.2)%
Food and agribusiness	29,506	36,987	(20.2)%
Total commercial	314,188	367,182	(14.4)%
Commercial real estate non-owner occupied	570,062	688,620	(17.2)%
Residential real estate	282,026	331,510	(14.9)%
Consumer	355	1,764	(79.9)%
Total acquired	1,166,631	1,389,076	(16.0)%
Total loans	$7,429,501	$7,751,143	(4.1)%

The Company maintains a granular and well-diversified loan portfolio with self-imposed concentration limits. At September 30, 2025, loans totaled $7.4 billion, compared to $7.8 billion at December 31, 2024.

Our commercial and industrial loan portfolio is highly diversified across industry sectors and geography. At September 30, 2025, there were no industry sectors representing more than 15.0% of our total loan portfolio. Key sectors included government/non-profit loans of $907.6 million, or 12.2% of total loans, and health care/hospital loans of $501.6 million, or 6.8% of total loans. The commercial and industrial portfolio also includes loans to companies that operate in the transportation industry. The transportation industry, trucking in particular, has experienced recent economic challenges. As a result of these industry challenges, some of the transportation loans may be subject to higher credit risk. The Company’s exposure to this industry is small, consisting of $151.4 million, or 2.0% of total loans, at September 30, 2025.

Non-owner occupied CRE loans were 132.3% of the Company’s risk based capital, or 22.1% of total loans, and no specific property type comprised more than 10.0% of total loans. The Company maintains little exposure to non-owner occupied CRE retail properties and office properties, comprising 2.1% and 1.1% of total loans, respectively. Multifamily loans totaled $301.2 million, or 4.1% of total loans, at September 30, 2025.

The agriculture industry continues to be impacted by volatile commodity prices and generally by higher input costs, combining to stress margins. Our food and agribusiness portfolio is 3.2% of total loans and is well-diversified across food production, crop and livestock types. Crop and livestock loans represent 1.2% of total loans. We have maintained relationships with food and agribusiness clients that generally possess low leverage and, correspondingly, low bank debt to assets, minimizing any potential credit losses in the future.

New loan origination is a direct result of our ability to recruit and retain top banking talent, connect with clients in our markets and provide needed services at competitive rates. Loan fundings totaled $1.5 billion over the trailing 12 months, led by commercial loan fundings of $997.3 million. Fundings are defined as closed-end funded loans and revolving lines of credit advances, net of any current period paydowns. Management utilizes this more conservative definition of fundings to better approximate the impact of fundings on loans outstanding and ultimately net interest income.

The following table represents new loan fundings for the periods presented:

	Third quarter	Second quarter	First quarter	Fourth quarter	Third quarter
	2025	2025	2025	2024	2024
Commercial:
Commercial and industrial	$159,250	$133,402	$108,594	$146,600	$93,711
Municipal and non-profit	81,418	34,393	12,506	49,175	35,677
Owner occupied commercial real estate	42,362	47,233	37,762	117,850	70,517
Food and agribusiness	5,015	4,576	1,338	15,796	19,205
Total commercial	288,045	219,604	160,200	329,421	219,110
Commercial real estate non-owner occupied	81,136	56,770	65,254	119,132	91,809
Residential real estate	49,877	44,470	29,300	30,750	47,322
Consumer	2,142	1,823	970	726	1,010
Total	$421,200	$322,667	$255,724	$480,029	$359,251

Included in fundings are net (paydowns) fundings under revolving lines of credit totaling ($1,591), $15,490, $21,752, $64,375 and $16,302 for the dates noted in the table above, respectively.

The tables below show the contractual maturities of our total loans for the dates indicated:

	September 30, 2025
	Due within	Due after 1 but	Due after 5 but	Due after
	1 year	within 5 years	within 15 years	15 years	Total
Commercial:
Commercial and industrial	$294,232	$1,305,921	$362,700	$9,807	$1,972,660
Municipal and non-profit	39,690	210,735	637,073	302,438	1,189,936
Owner occupied commercial real estate	206,147	427,237	461,803	81,089	1,176,276
Food and agribusiness	44,882	97,775	83,806	14,983	241,446
Total commercial	584,951	2,041,668	1,545,382	408,317	4,580,318
Commercial real estate non-owner occupied	504,544	748,029	377,828	9,476	1,639,877
Residential real estate	42,947	189,446	239,354	724,447	1,196,194
Consumer	3,811	7,728	1,573	—	13,112
Total loans	$1,136,253	$2,986,871	$2,164,137	$1,142,240	$7,429,501

	December 31, 2024
	Due within	Due after 1 but	Due after 5 but	Due after
	1 year	within 5 years	within 15 years	15 years	Total
Commercial:
Commercial and industrial	$252,560	$1,415,682	$316,882	$10,701	$1,995,825
Municipal and non-profit	37,020	150,070	619,109	300,943	1,107,142
Owner occupied commercial real estate	117,650	571,133	483,754	91,607	1,264,144
Food and agribusiness	156,834	41,751	90,363	14,371	303,319
Total commercial	564,064	2,178,636	1,510,108	417,622	4,670,430
Commercial real estate non-owner occupied	501,501	860,890	437,674	12,273	1,812,338
Residential real estate	23,654	199,339	291,077	739,768	1,253,838
Consumer	4,967	7,418	2,152	—	14,537
Total loans	$1,094,186	$3,246,283	$2,241,011	$1,169,663	$7,751,143

The stated interest rate (which excludes the effects of non-refundable loan origination and commitment fees, net of costs and the accretion of fair value marks) of total loans with maturities over one year is as follows at the dates indicated:

	September 30, 2025
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate
Commercial:
Commercial and industrial	$451,857	6.00%	$1,226,570	7.09%	$1,678,427	6.80%
Municipal and non-profit(1)	1,148,712	4.18%	19,039	5.31%	1,167,751	4.26%
Owner occupied commercial real estate	249,441	4.28%	720,688	7.18%	970,129	6.64%
Food and agribusiness	24,823	6.73%	171,741	7.55%	196,564	7.45%
Total commercial	1,874,833	4.77%	2,138,038	7.14%	4,012,871	6.06%
Commercial real estate non-owner occupied	436,405	4.74%	698,928	6.34%	1,135,333	5.73%
Residential real estate	438,072	4.28%	715,175	5.53%	1,153,247	5.06%
Consumer	6,084	6.93%	3,218	7.38%	9,302	7.09%
Total loans with > 1 year maturity	$2,755,394	4.69%	$3,555,359	6.66%	$6,310,753	5.82%

	December 31, 2024
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate
Commercial:
Commercial and industrial	$513,847	5.62%	$1,229,419	7.40%	$1,743,266	6.88%
Municipal and non-profit(1)	1,079,285	4.05%	19,535	5.42%	1,098,820	4.19%
Owner occupied commercial real estate	336,279	4.98%	810,215	7.34%	1,146,494	6.77%
Food and agribusiness	31,291	6.65%	115,193	8.49%	146,484	8.10%
Total commercial	1,960,702	4.73%	2,174,362	7.42%	4,135,064	6.19%
Commercial real estate non-owner occupied	476,661	4.71%	834,175	6.29%	1,310,836	5.71%
Residential real estate	501,738	4.27%	728,446	5.32%	1,230,184	4.89%
Consumer	6,917	6.49%	2,654	7.39%	9,571	6.74%
Total loans with > 1 year maturity	$2,946,018	4.65%	$3,739,637	6.76%	$6,685,655	5.86%

(1)

Included in municipal and non-profit fixed rate loans are loans totaling $352,144 and $348,473 that have been swapped to variable rates at current market pricing at September 30, 2025 and December 31, 2024, respectively. Included in the municipal and non-profit segment are tax exempt loans totaling $943,442 and $920,425 with an FTE weighted average rate of 4.79% and 4.68% at September 30, 2025 and December 31, 2024, respectively.

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

Non-performing assets and past due loans

Non-performing assets consist of non-accrual loans and OREO. Interest income that would have been recorded had non-accrual loans performed in accordance with their original contract terms during the three and nine months ended September 30, 2025 was $0.5 million and $1.8 million, respectively, and $0.4 million and $1.4 million during the three and nine months ended September 30, 2024, respectively.

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

The following table sets forth the non-performing assets and past due loans as of the dates presented:

	September 30, 2025	December 31, 2024
Non-performing loans	$26,715	$35,994
OREO	658	662
Total non-performing assets	$27,373	$36,656

Loans 30-89 days past due and still accruing interest	$14,288	$23,164
Loans 90 days or more past due and still accruing interest	12,120	14,940
Non-accrual loans	26,715	35,994
Total past due and non-accrual loans	$53,123	$74,098
Accruing modified loans	$13,405	$15,282
Allowance for credit losses	88,280	94,455
Non-performing loans to total loans	0.36%	0.46%
Total 90 days past due and still accruing interest and non-accrual loans to total loans	0.52%	0.66%
Total non-performing assets to total loans and OREO	0.37%	0.47%
ACL to non-performing loans	330.45%	262.42%

During the nine months ended September 30, 2025, total non-performing loans decreased $9.3 million, or 25.8%, from December 31, 2024. Loans 30-89 days past due and still accruing interest improved 11 basis points to 0.19% of total loans at September 30, 2025, compared to December 31, 2024. Loans 90 days or more past due and still accruing interest improved three basis points to 0.16% of total loans at September 30, 2025, compared to December 31, 2024.

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

At September 30, 2025 and December 31, 2024, the allowance for credit losses totaled $88.3 million and $94.5 million, respectively. The decrease during the nine months ended September 30, 2025 was primarily driven by the resolution of non-performing loans and changes in the CECL model’s underlying macro-economic forecast. Specific reserves on loans totaled $4.8 million at September 30, 2025, compared to $6.4 million at December 31, 2024.

During the three and nine months ended September 30, 2025, net recoveries totaled $0.9 million and net charge-offs totaled $15.2 million, respectively. Charge-offs were elevated during the first quarter of 2025 due to an $8.9 million charge-off from one credit due to suspected fraud by the borrower, which the Company believes is an isolated circumstance within the loan portfolio. The ratio of annualized net recoveries to average total loans totaled 0.05% for the three months ended September 30, 2025, and the ratio of annualized net charge-offs to average total loans totaled 0.27% for the nine months ended September 30, 2025. Net charge-offs on loans during the three and nine months ended September 30, 2024 totaled $3.4 million and $7.6 million, respectively, and the ratio of annualized net charge-offs to average total loans totaled 0.18% and 0.13%, respectively.

The Company has elected to exclude AIR from the ACL calculation. As of September 30, 2025 and December 31, 2024, AIR from loans totaled $45.1 million and $41.5 million, respectively. When a loan is placed on non-accrual, any recorded AIR is reversed against interest income.

Total ACL

After considering the above-mentioned factors, we believe that the ACL of $88.3 million is adequate to cover estimated lifetime losses inherent in the loan portfolio at September 30, 2025. However, it is likely that future adjustments to the ACL will be necessary. Any changes to the underlying assumptions, circumstances or estimates, including but not limited to changes in the underlying macro-economic forecast, used in determining the ACL, could negatively or positively affect the Company’s results of operations, liquidity or financial condition.

The following schedules present, by class stratification, the changes in the ACL during the periods listed:

	As of and for the three months ended
	September 30, 2025		September 30, 2024
	Total ACL	% NCOs(1)	Total ACL	% NCOs(1)
Beginning allowance for credit losses	$88,893		$96,457
Charge-offs:
Commercial	(1,410)	0.00%	(2,930)	0.15%
Commercial real estate non owner-occupied	—	0.00%	(293)	0.02%
Residential real estate	(27)	0.00%	—	0.00%
Consumer	(180)	0.01%	(282)	0.01%
Total charge-offs	(1,617)		(3,505)
Recoveries	2,504		95
Net recoveries (charge-offs)	887	(0.05)%	(3,410)	0.18%
Provision (release) expense for credit losses	(1,500)		2,000
Ending allowance for credit losses	$88,280		$95,047
Average total loans outstanding during the period	$7,376,685		$7,714,765

	As of and for the nine months ended
	September 30, 2025		September 30, 2024
	Total ACL	% NCOs(1)	Total ACL	% NCOs(1)
Beginning allowance for credit losses	$94,455		$97,947
Charge-offs:
Commercial	(15,957)	0.24%	(2,954)	0.05%
Commercial real estate non owner-occupied	(1,467)	0.02%	(4,715)	0.08%
Residential real estate	(28)	0.00%	—	0.00%
Consumer	(574)	0.01%	(718)	0.01%
Total charge-offs	(18,026)		(8,387)
Recoveries	2,812		781
Net charge-offs	(15,214)	0.27%	(7,606)	0.13%
Provision expense for credit losses	9,039		4,706
Ending allowance for credit losses	$88,280		$95,047
Ratio of ACL to total loans outstanding at period end	1.19%		1.23%
Ratio of ACL to total non-performing loans at period end	330.45%		403.68%
Total loans	$7,429,501		$7,714,495
Average total loans outstanding during the period	7,521,773		7,643,563
Non-performing loans	26,715		23,545

(1)	Ratio of annualized net charge-offs to average total loans.

During the three months ended September 30, 2025, the Company recorded provision release for funded loans totaling $1.5 million, primarily driven by the recovery of one previously charged off credit. During the nine months ended September 30, 2025, the Company recorded provision expense for credit losses totaling $8.7 million, including $9.0 million provision expense for funded loans and $0.3 million of provision release for unfunded loan commitments. Provision expense for credit losses during the nine months ended September 30, 2025 was recorded primarily to cover a charge-off on one credit due to suspected fraudulent activity by the borrower. During the three months ended September 30, 2024, the Company recorded provision expense for credit losses on funded loans totaling $2.0 million. During the nine months ended September 30, 2024, the Company recorded provision expense for credit losses totaling $4.8 million, including $4.7 million of provision expense for funded loans and $0.1 million of provision expense for unfunded loan commitments.

The following tables present the allocation of the ACL and the percentage of the total amount of loans in each loan category listed as of the dates presented:

	September 30, 2025
				ACL as a %
	Total loans	% of total loans	Related ACL	of total ACL
Commercial	$4,580,318	61.6%	$48,055	54.4%
Commercial real estate non-owner occupied	1,639,877	22.1%	21,111	23.9%
Residential real estate	1,196,194	16.1%	18,776	21.3%
Consumer	13,112	0.2%	338	0.4%
Total	$7,429,501	100.0%	$88,280	100.0%

	December 31, 2024
				ACL as a %
	Total loans	% of total loans	Related ACL	of total ACL
Commercial	$4,670,430	60.2%	$48,552	51.4%
Commercial real estate non-owner occupied	1,812,338	23.4%	26,136	27.7%
Residential real estate	1,253,838	16.2%	19,426	20.5%
Consumer	14,537	0.2%	341	0.4%
Total	$7,751,143	100.0%	$94,455	100.0%

Deposits

Deposits from banking clients serve as a primary funding source for our banking operations, and our ability to gather and manage deposit levels is critical to our success. Deposits not only provide a lower-cost funding source for our loans, but also provide a foundation for the client relationships that are critical to future loan growth. We maintain a granular and well diversified deposit base with no exposure to venture capital or crypto deposits. The following table presents information regarding our deposit composition at September 30, 2025 and December 31, 2024:

					Increase (decrease)
	September 30, 2025		December 31, 2024		Amount	% Change
Non-interest bearing demand deposits	$2,255,495	26.6%	$2,213,685	26.9%	$41,810	1.9%
Interest bearing demand deposits	1,223,602	14.5%	1,411,860	17.1%	(188,258)	(13.3)%
Savings accounts	593,147	7.0%	619,365	7.5%	(26,218)	(4.2)%
Money market accounts	3,239,313	38.2%	2,972,947	36.1%	266,366	9.0%
Total transaction deposits	7,311,557	86.3%	7,217,857	87.6%	93,700	1.3%
Time deposits < $250,000	836,458	9.9%	731,710	8.9%	104,748	14.3%
Time deposits ≥ $250,000	323,665	3.8%	288,326	3.5%	35,339	12.3%
Total time deposits	1,160,123	13.7%	1,020,036	12.4%	140,087	13.7%
Total deposits	$8,471,680	100.0%	$8,237,893	100.0%	$233,787	2.8%

The following table shows uninsured time deposits by scheduled maturity as of September 30, 2025:

September 30, 2025
Three months or less	$75,392
Over 3 months through 6 months	63,746
Over 6 months through 12 months	76,084
Thereafter	43,412
Total uninsured time deposits	$258,634

At September 30, 2025 and December 31, 2024, time deposits that were scheduled to mature within 12 months totaled $950.6 million and $822.6 million, respectively. Of the time deposits scheduled to mature within 12 months at September 30, 2025, $282.5 million were in denominations of $250 thousand or more, and $668.1 million were in denominations less than $250 thousand. Approximately 77% of our total deposits were FDIC insured at September 30, 2025. Additionally, the Company participates in the IntraFi Cash

Service program, which allows depositors to receive reciprocal FDIC insurance coverage. The Company had $0.8 billion and $1.0 billion of deposits in the program at September 30, 2025 and December 31, 2024, respectively.

Long-term debt

The Company holds a subordinated note purchase agreement to issue and sell a fixed-to-floating rate note totaling $40.0 million. The balance on the note at September 30, 2025, net of long-term debt issuance costs of $0.1 million, totaled $39.9 million. At December 31, 2024, the balance on the note, net of long-term debt issuance costs of $0.2 million, totaled $39.8 million. During the three and nine months ended September 30, 2025 and 2024, interest expense totaling $0.3 million and $0.9 million, respectively, was recorded in the consolidated statements of operations.

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

As part of the acquisition of BOJH on October 1, 2022, the Company assumed three subordinated note purchase agreements to issue and sell fixed-to-floating rate notes totaling $15.0 million. The balance on the notes at September 30, 2025, net of a fair value adjustment related to the acquisition totaling $0.1 million, totaled $14.9 million. At December 31, 2024, the balance on the notes, net of a fair value adjustment related to the acquisition totaling $0.3 million, totaled $14.7 million. Interest expense related to the notes totaling $0.1 million and $0.4 million was recorded in the consolidated statements of operations during the three and nine months ended September 30, 2025 and 2024, respectively.

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

Other borrowings

At September 30, 2025 and December 31, 2024, the Company sold securities under agreements to repurchase totaling $21.3 million and $18.9 million, respectively. In addition, as a member of the FHLB, the Company has access to a line of credit and term financing from the FHLB with total available credit of $1.6 billion at September 30, 2025. The Company may utilize the FHLB line of credit as a funding mechanism for originated loans and loans held for sale. At September 30, 2025 and December 31, 2024, NBH Bank had zero and $50.0 million, respectively, of outstanding borrowings with the FHLB. The Company may pledge investment securities and loans as collateral for FHLB advances. There were no investment securities pledged at September 30, 2025 or December 31, 2024. Loans pledged were $2.5 billion and $2.6 billion at September 30, 2025 and December 31, 2024, respectively. The Company incurred $0.4 million and $2.7 million of interest expense related to FHLB advances or other short-term borrowings for the three and nine months ended September 30, 2025, respectively. During the three and nine months ended September 30, 2024, the Company incurred $0.5 million and $3.8 million, respectively, of interest expense related to FHLB advances or other short-term borrowings.

Regulatory Capital

Our subsidiary banks and the holding company are subject to the regulatory capital adequacy requirements of the Federal Reserve Board and the FDIC, as applicable. Failure to meet the minimum capital requirements can initiate certain mandatory and possibly further discretionary actions by regulators that could have a material adverse effect on us. At September 30, 2025 and December 31, 2024, our subsidiary banks and the consolidated holding company exceeded all capital ratio requirements under prompt corrective action and other regulatory requirements, as further detailed in note 9 of our consolidated financial statements.

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

Overview of results of operations

Net income totaled $35.3 million and $93.5 million, or $0.92 and $2.43 per diluted share, during the three and nine months ended September 30, 2025, respectively. During the three and nine months ended September 30, 2024, net income totaled $33.1 million and $90.6 million, or $0.86 and $2.36 per diluted share, respectively. Pre-provision net revenue FTE increased $8.5 million, or 7.1%, to $129.0 million during the nine months ended September 30, 2025, compared to the same period in the prior year. The return on average tangible assets was 1.54% and 1.38% during the three and nine months ended September 30, 2025, respectively, and the return on average tangible common equity was 14.21% and 13.05%, respectively. During the three and nine months ended September 30, 2024, the return on average tangible assets was 1.43% and 1.33%, respectively, and the return on average tangible common equity was 14.84% and 14.14%, respectively.

Adjusting for pre-tax acquisition-related expenses totaling $1.7 million, net income totaled $36.6 million and $94.9 million, or $0.96 and $2.47 per diluted share, during the three and nine months ended September 30, 2025, respectively. The adjusted return on average tangible assets was 1.60% and 1.40% during the three and nine months ended September 30, 2025, respectively, and the adjusted return on average tangible common equity was 14.72% and 13.23%, respectively.

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

The table below presents the components of net interest income on an FTE basis for the three months ended September 30, 2025 and 2024.

	For the three months ended			For the three months ended
	September 30, 2025			September 30, 2024
	Average balance	Interest	Average rate	Average balance	Interest	Average rate
Interest earning assets:
Originated loans FTE(1)(2)(3)	$6,213,268	$103,600	6.62%	$6,251,827	$108,403	6.90%
Acquired loans	1,183,171	18,151	6.09%	1,487,002	22,660	6.06%
Loans held for sale	21,964	366	6.61%	18,078	319	7.02%
Investment securities available-for-sale	693,173	4,679	2.70%	790,268	5,132	2.60%
Investment securities held-to-maturity	705,927	5,313	3.01%	548,120	2,344	1.71%
Other securities	32,461	409	5.04%	26,213	405	6.18%
Interest earning deposits	149,867	1,705	4.51%	70,946	556	3.12%
Total interest earning assets FTE(2)	$8,999,831	$134,223	5.92%	$9,192,454	$139,819	6.05%
Cash and due from banks	$78,598			$86,887
Other assets	806,872			777,758
Allowance for credit losses	(88,787)			(96,369)
Total assets	$9,796,514			$9,960,730
Interest bearing liabilities:
Interest bearing demand, savings and money market deposits	$4,929,785	$33,095	2.66%	$5,134,650	$40,146	3.11%
Time deposits	1,111,958	9,791	3.49%	1,039,563	9,220	3.53%
Federal Home Loan Bank advances	33,682	391	4.61%	32,641	460	5.61%
Other borrowings(4)	34,429	242	2.79%	17,146	5	0.12%
Long-term debt, net	54,471	519	3.78%	54,383	519	3.80%
Total interest bearing liabilities	$6,164,325	$44,038	2.83%	$6,278,383	$50,350	3.19%
Demand deposits	$2,150,330			$2,226,807
Other liabilities	116,548			180,667
Total liabilities	8,431,203			8,685,857
Shareholders’ equity	1,365,311			1,274,873
Total liabilities and shareholders’ equity	$9,796,514			$9,960,730
Net interest income FTE(2)		$90,185			$89,469
Interest rate spread FTE(2)			3.09%			2.86%
Net interest earning assets	$2,835,506			$2,914,071
Net interest margin FTE(2)			3.98%			3.87%
Average transaction deposits	$7,080,115			$7,361,457
Average total deposits	8,192,073			8,401,020
Ratio of average interest earning assets to average interest bearing liabilities	146.00%			146.41%

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Presented on an FTE basis using the statutory tax rate of 21% for all periods presented. The taxable equivalent adjustments included above are $1,985 and $1,816 for the three months ended September 30, 2025 and 2024, respectively. Represents a non-GAAP financial measure. See “About Non-GAAP Financial Measures” and reconciliation of GAAP financial measures to non-GAAP financial measures starting on page 52.

(3)	Loan fees included in interest income totaled $3,353 and $3,647 for the three months ended September 30, 2025 and 2024, respectively.
(4)	Other borrowings includes securities sold under agreements to repurchase and cash collateral received from counterparties in connection with derivative swap agreements.

Net interest income increased $0.5 million to $88.2 million during the three months ended September 30, 2025, compared to the three months ended September 30, 2024. Net interest income on an FTE basis increased $0.7 million to $90.2 million during the three months ended September 30, 2025, compared to the three months ended September 30, 2024. During the three months ended September 30, 2025, the FTE net interest margin widened 11 basis points to 3.98%, compared to the three months ended September 30, 2024. The yield on earning assets decreased 13 basis points, driven by a decrease in loan yields during the three months ended September 30, 2025, and the cost of funds decreased 26 basis points to 2.10%, compared to the three months ended September 30, 2024.

Average loans comprised $7.4 billion, or 82.2%, of total average interest earning assets during the three months ended September 30, 2025, compared to $7.7 billion, or 84.2%, during the three months ended September 30, 2024.

Average investment securities comprised 15.5% and 14.6% of total interest earning assets during the three months ended September 30, 2025 and 2024, respectively. Average interest bearing cash balances totaled $149.9 million during the three months ended September 30, 2025, compared to $70.9 million for the same period in the prior year, as a result of holding higher levels of on-balance sheet liquidity.

Average interest bearing liabilities decreased $114.1 million during the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The decrease was driven by lower interest bearing demand, savings and money market deposits totaling $204.9 million. The decrease was partially offset by higher time deposits totaling $72.4 million, other borrowings totaling $17.3 million and FHLB advances totaling $1.0 million.

The table below presents the components of net interest income on an FTE basis for the nine months ended September 30, 2025 and 2024:

	For the nine months ended			For the nine months ended
	September 30, 2025			September 30, 2024
	Average balance	Interest	Average rate	Average balance	Interest	Average rate
Interest earning assets:
Originated loans FTE(1)(2)(3)	$6,279,001	$308,220	6.56%	$6,124,757	$311,112	6.79%
Acquired loans	1,265,326	57,095	6.03%	1,546,482	70,413	6.08%
Loans held for sale	20,953	1,069	6.82%	15,661	862	7.35%
Investment securities available-for-sale	703,442	13,957	2.65%	781,454	14,336	2.45%
Investment securities held-to-maturity	685,278	14,606	2.84%	563,975	7,277	1.72%
Other securities	31,473	1,355	5.74%	28,771	1,398	6.48%
Interest earning deposits	85,608	2,926	4.57%	84,920	2,004	3.15%
Total interest earning assets FTE(2)	$9,071,081	$399,228	5.88%	$9,146,020	$407,402	5.95%
Cash and due from banks	$78,327			$96,510
Other assets	803,544			768,521
Allowance for credit losses	(91,499)			(97,327)
Total assets	$9,861,453			$9,913,724
Interest bearing liabilities:
Interest bearing demand, savings and money market deposits	$4,980,629	$98,364	2.64%	$5,064,386	$116,240	3.07%
Time deposits	1,070,419	27,634	3.45%	1,015,081	25,340	3.33%
Federal Home Loan Bank advances	77,900	2,666	4.58%	89,918	3,774	5.61%
Other borrowings(4)	41,944	902	2.88%	17,839	16	0.12%
Long-term debt, net	54,528	1,555	3.81%	54,307	1,555	3.82%
Total interest bearing liabilities	$6,225,420	$131,121	2.82%	$6,241,531	$146,925	3.14%
Demand deposits	$2,166,671			$2,253,986
Other liabilities	124,546			170,005
Total liabilities	8,516,637			8,665,522
Shareholders’ equity	1,344,816			1,248,202
Total liabilities and shareholders’ equity	$9,861,453			$9,913,724
Net interest income FTE(2)		$268,107			$260,477
Interest rate spread FTE(2)			3.06%			2.81%
Net interest earning assets	$2,845,661			$2,904,489
Net interest margin FTE(2)			3.95%			3.80%
Average transaction deposits	$7,147,300			$7,318,372
Average total deposits	8,217,719			8,333,453
Ratio of average interest earning assets to average interest bearing liabilities	145.71%			146.53%

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Presented on an FTE basis using the statutory tax rate of 21% for all periods presented. The taxable equivalent adjustments included above are $5,807 and $5,220 for the nine months ended September 30, 2025 and 2024, respectively. Represents a non-GAAP financial measure. See “About Non-GAAP Financial Measures” and reconciliations of GAAP financial measures to non-GAAP financial measures starting on page 52.

(3)	Loan fees included in interest income totaled $9,724 and $9,859 for the nine months ended September 30, 2025 and 2024, respectively.
(4)	Other borrowings includes securities sold under agreements to repurchase and cash collateral received from counterparties in connection with derivative swap agreements.

Net interest income increased $7.0 million to $262.3 million during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. Net interest income on an FTE basis increased $7.6 million to $268.1 million during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. During the nine months ended September 30, 2025, the FTE net interest margin widened 15 basis points to 3.95%, compared to the nine months ended September 30, 2024. The cost of funds improved 22 basis points to 2.09%, during the nine months ended September 30, 2025, partially offset by a seven basis point decrease in earning asset yields, compared to the nine months ended September 30, 2024.

Average loans comprised $7.5 billion, or 83.2%, of total average interest earning assets during the nine months ended September 30, 2025, compared to $7.7 billion, or 83.9%, during the nine months ended September 30, 2024.

Average investment securities comprised 15.3% and 14.7% of total interest earning assets during the nine months ended September 30, 2025 and 2024, respectively. Average interest bearing cash balances totaled $85.6 million during the nine months ended September 30, 2025, compared to $84.9 million for the same period in the prior year.

Average interest bearing liabilities decreased $16.1 million during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The decrease was primarily driven by lower interest bearing demand, savings and money market deposits totaling $83.8 million and FHLB advances totaling $12.0 million. The decrease was partially offset by higher time deposits totaling $55.3 million, and other borrowings totaling $24.1 million.

The following table summarizes the changes in net interest income on an FTE basis by major category of interest earning assets and interest bearing liabilities, identifying changes related to volume and changes related to rates for the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024:

	Three months ended September 30, 2025			Nine months ended September 30, 2025
	compared to			compared to
	three months ended September 30, 2024			nine months ended September 30, 2024
	(Decrease) increase due to			Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Originated loans FTE(1)(2)(3)	$(643)	$(4,160)	$(4,803)	$7,571	$(10,463)	$(2,892)
Acquired loans	(4,661)	152	(4,509)	(12,687)	(631)	(13,318)
Loans held for sale	65	(18)	47	270	(63)	207
Investment securities available-for-sale	(655)	202	(453)	(1,548)	1,169	(379)
Investment securities held-to-maturity	1,188	1,781	2,969	2,585	4,744	7,329
Other securities	79	(75)	4	116	(159)	(43)
Interest earning deposits	898	251	1,149	24	898	922
Total interest income	$(3,729)	$(1,867)	$(5,596)	$(3,669)	$(4,505)	$(8,174)
Interest expense:
Interest bearing demand, savings and money market deposits	$(1,375)	$(5,676)	$(7,051)	$(1,654)	$(16,222)	$(17,876)
Time deposits	637	(66)	571	1,429	865	2,294
Federal Home Loan Bank advances	12	(81)	(69)	(411)	(697)	(1,108)
Other borrowings(4)	121	116	237	518	368	886
Long-term debt, net	1	(1)	—	6	(6)	—
Total interest expense	(604)	(5,708)	(6,312)	(112)	(15,692)	(15,804)
Net change in net interest income	$(3,125)	$3,841	$716	$(3,557)	$11,187	$7,630

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Presented on an FTE basis using the statutory tax rate of 21% for all periods presented. The taxable equivalent adjustments included above are $1,985 and $1,816 for the three months ended September 30, 2025 and 2024, respectively. The taxable equivalent adjustments included above are $5,807 and $5,220 for the nine months ended September 30, 2025 and 2024, respectively. Represents a non-GAAP financial measure. See “About Non-GAAP Financial Measures” and reconciliations of GAAP financial measures to non-GAAP financial measures starting on page 52.

(3)

Loan fees included in interest income totaled $3,353 and $3,647 for the three months ended September 30, 2025 and 2024, respectively. Loan fees included in interest income totaled $9,724 and $9,859 for the nine months ended September 30, 2025 and 2024, respectively.

(4)	Other borrowings includes securities sold under agreements to repurchase and cash collateral received from counterparties in connection with derivative swap agreements.

Below is a breakdown of average deposits and the average rates paid during the periods indicated:

	For the three months ended				For the nine months ended
	September 30, 2025		September 30, 2024		September 30, 2025		September 30, 2024
		Average		Average		Average		Average
	Average	rate	Average	rate	Average	rate	Average	rate
	balance	paid	balance	paid	balance	paid	balance	paid
Non-interest bearing demand	$2,150,330	0.00%	$2,226,807	0.00%	$2,166,671	0.00%	$2,253,986	0.00%
Interest bearing demand	1,210,126	2.36%	1,340,770	2.86%	1,290,170	2.37%	1,394,962	2.96%
Money market accounts	3,117,618	3.09%	3,177,041	3.62%	3,077,321	3.07%	3,034,221	3.56%
Savings accounts	602,041	1.09%	616,839	1.03%	613,138	1.06%	635,203	0.95%
Time deposits	1,111,958	3.49%	1,039,563	3.53%	1,070,419	3.45%	1,015,081	3.33%
Total average deposits	$8,192,073	2.08%	$8,401,020	2.34%	$8,217,719	2.05%	$8,333,453	2.27%

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

During the three months ended September 30, 2025, the Company recorded provision release for funded loans totaling $1.5 million, primarily driven by the recovery of one previously charged off credit. During the nine months ended September 30, 2025, the Company recorded provision expense for credit losses totaling $8.7 million, including $9.0 million provision expense for funded loans and $0.3 million of provision release for unfunded loan commitments. Provision expense for credit losses during the nine months ended September 30, 2025 was recorded primarily to cover a charge-off on one credit due to suspected fraudulent activity by the borrower. During the three months ended September 30, 2024, the Company recorded provision expense for credit losses on funded loans totaling $2.0 million. During the nine months ended September 30, 2024, the Company recorded provision expense for credit losses totaling $4.8 million, including $4.7 million of provision expense for funded loans and $0.1 million of provision expense for unfunded loan commitments. The allowance for credit losses totaled 1.19% and 1.23% of total loans at September 30, 2025 and 2024, respectively.

Non-interest income

The table below details the components of non-interest income for the periods presented:

	For the three months ended		For the nine months ended
	September 30,		September 30,		Three months		Nine months
					Increase (decrease)		Increase (decrease)
	2025	2024	2025	2024	Amount	% Change	Amount	% Change
Service charges	$4,340	$4,912	$12,585	$13,598	$(572)	(11.6)%	$(1,013)	(7.4)%
Bank card fees	4,505	4,832	13,431	14,292	(327)	(6.8)%	(861)	(6.0)%
Mortgage banking income	2,895	2,981	8,757	8,932	(86)	(2.9)%	(175)	(2.0)%
Bank-owned life insurance income	795	759	2,335	2,228	36	4.7%	107	4.8%
Other non-interest income	8,156	4,905	16,025	11,062	3,251	66.3%	4,963	44.9%
Total non-interest income	$20,691	$18,389	$53,133	$50,112	$2,302	12.5%	$3,021	6.0%

Non-interest income totaled $20.7 million for the three months ended September 30, 2025, increasing 12.5% compared to the three months ended September 30, 2024. Other non-interest income increased $3.3 million due to unrealized gains on partnership investments. Partially offsetting the increase was a combined decrease from service charges and bank card fees totaling $0.9 million.

Non-interest income increased $3.0 million, or 6%, to $53.1 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. Other non-interest income increased $5.0 million, primarily driven by $3.3 million of unrealized gains on partnership investments, a $0.9 million increase in gains on sales of previously consolidated banking center properties, and a $0.7 million increase in trust income during the nine months ended September 30, 2025, compared to the same period in the prior year.

Non-interest expense

The table below details the components of non-interest expense for the periods presented:

	For the three months ended		For the nine months ended
	September 30,		September 30,		Three months		Nine months
					Increase (decrease)		Increase (decrease)
	2025	2024	2025	2024	Amount	% Change	Amount	% Change
Salaries and benefits	$37,779	$37,331	$109,887	$110,784	$448	1.2%	$(897)	(0.8)%
Occupancy and equipment	12,383	9,697	32,656	29,758	2,686	27.7%	2,898	9.7%
Data processing	4,751	4,398	13,604	12,581	353	8.0%	1,023	8.1%
Marketing and business development	948	1,091	2,862	2,836	(143)	(13.1)%	26	0.9%
FDIC deposit insurance	1,041	1,297	3,357	4,073	(256)	(19.7)%	(716)	(17.6)%
Bank card expenses	1,033	1,176	3,404	3,916	(143)	(12.2)%	(512)	(13.1)%
Professional fees	3,249	2,111	6,352	5,463	1,138	53.9%	889	16.3%
Other non-interest expense	4,116	5,084	14,202	14,698	(968)	(19.0)%	(496)	(3.4)%
Other intangible assets amortization	1,946	1,977	5,870	5,962	(31)	(1.6)%	(92)	(1.5)%
Total non-interest expense	$67,246	$64,162	$192,194	$190,071	$3,084	4.8%	$2,123	1.1%

During the three months ended September 30, 2025, non-interest expense increased $3.1 million, compared to the three months ended September 30, 2024. The third quarter of 2025 included $1.7 million of acquisition-related expenses included in professional fees and salaries and benefits. Occupancy and equipment expenses increased $2.7 million during the three months ended September 30, 2025, compared to the same period in the prior year, primarily driven by 2UniFi’s software asset depreciation as a result of the recent launch of 2UniFi in the third quarter of 2025.

During the nine months ended September 30, 2025, non-interest expense increased $2.1 million to $192.2 million, compared to the same period during the prior year due to acquisition-related expenses from the proposed merger totaling $1.7 million, primarily included in professional fees and salaries and benefits. Occupancy and equipment expense increased $2.9 million primarily driven by the depreciation of the 2UniFi software asset noted above. Data processing increased $1.0 million during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024.

Income taxes

Income tax expense totaled $7.9 million and $21.0 million for the three and nine months ended September 30, 2025, respectively. Income tax expense for the three and nine months ended September 30, 2024 totaled $6.8 million and $19.9 million, respectively. Changes between periods were primarily driven by changes in pre-tax income. The effective tax rate for the three and nine months ended September 30, 2025 was 18.2% and 18.3%, respectively, compared to 17.0% and 18.0% for the same periods in the prior year.

On July 4, 2025, the One Big Beautiful Bill Act was signed into law. Provisions of the bill allowed companies to take an immediate deduction of domestic research and experimentation expenditures effective for tax years beginning after December 31, 2024. For unamortized domestic research and experimentation expenses capitalized from 2022 to 2024, the bill also allows companies to elect to deduct the remaining costs either fully in 2025 or ratably over two years. The Company elected to fully deduct the remaining costs in 2025. The bill also permanently reinstated 100% bonus depreciation for assets placed in service after January 19, 2025. As a result of these provisions, the company recorded a deferred tax expense of $8.9 million during the third quarter of 2025 related to the remeasurement and decrease in its deferred tax balances.

Additional information regarding income taxes can be found in note 19 of our audited consolidated financial statements in our 2024 Annual Report on Form 10-K.

Liquidity and Capital Resources

Liquidity

Liquidity risk management is an important element in our asset/liability management. The Company maintains a robust liquidity profile at its holding company and the Banks, collectively as well as separately. The Company is prudently managing liquidity in the current environment and maintains a liquidity profile focused on core deposits and stable long-term funding sources. Liquidity is supplemented with a variety of secured and unsecured wholesale funding sources across the maturity spectrum, which allows for the effective management of concentration and rollover risk. The Company’s corporate treasury team measures liquidity needs through daily cash monitoring, weekly cash projections and monthly liquidity measures reviewed in conjunction with Board-approved liquidity policy limits. The Company also regularly conducts stress tests to its Board-approved contingency funding plan to assess potential liquidity outflows or funding concerns resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed problematic by management. These scenarios are incorporated into the contingency funding plan, which provides the basis for the identification of our liquidity needs and are monitored monthly by our Asset and Liability Committee.

The Company’s primary sources of funds include revenue from interest income and noninterest income, as well as cash flows from loan repayments, payments from securities related to maturities and amortization, the sale of loans, and funds generated by deposits, in addition to the use of funds from private debt offerings.

On-balance sheet liquidity is represented by our cash and cash equivalents, and unencumbered investment securities, and is detailed in the table below as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Cash and due from banks	$555,560	$127,848
Unencumbered investment securities, at fair value	620,363	319,949
Total	$1,175,923	$447,797

Total on-balance sheet liquidity increased $728.1 million at September 30, 2025 compared to December 31, 2024, due to higher cash and due from banks of $427.7 million and higher unencumbered investment securities of $300.4 million. As of September 30, 2025, approximately $622.4 million of investment securities were pledged to the FRB and to secure client deposits and repurchase agreements.

The Company’s investment portfolio remains positioned in liquid and readily marketable instruments and is a significant source of on-balance sheet collateral to secure borrowing capacity. Our investment securities portfolio is evaluated under established Asset and Liability Committee objectives and is structured as a liquidity portfolio, and only security fair values are used for the liquidity assessment. The fair value of total investment securities was $1.3 billion at September 30, 2025, compared to $1.0 billion at December 31, 2024. As of September 30, 2025, the fair value was inclusive of pre-tax net unrealized losses of $66.2 million on the available-for-sale securities portfolio. Additionally, our held-to-maturity securities portfolio had $58.7 million of pre-tax net unrealized losses. The gross unrealized gains and losses are detailed in note 3 of our consolidated financial statements. As of September 30, 2025, our investment securities portfolio consisted primarily of MBS, all of which were issued or guaranteed by U.S. government agencies or sponsored enterprises. The anticipated repayments and marketability of these securities offer substantial resources and flexibility to meet new loan demand, reinvest in the investment securities portfolio, or provide optionality for reductions in our deposit funding base. At September 30, 2025, the duration of the investment securities portfolio was 3.8 years and the weighted average life was 4.5 years.

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

	September 30, 2025	December 31, 2024
Available FHLB borrowing capacity	$1,624,608	$1,697,259
Federal Reserve Bank discount window	1,561,504	880,892
Total off-balance sheet funds available	$3,186,112	$2,578,151

The Company had pledged $2.5 billion and $2.6 billion of loans as collateral to the FHLB at September 30, 2025 and December 31, 2024, respectively. FHLB borrowing capacity totaled $1.6 billion and $1.7 billion at September 30, 2025 and December 31, 2024, respectively. At September 30, 2025, there were no outstanding borrowings with the FHLB, leaving undrawn borrowing capacity of $1.6 billion. At December 31, 2024, the Company had $50.0 million of outstanding borrowings with the FHLB, leaving undrawn borrowing capacity of $1.7 billion. At September 30, 2025, the Company’s available secured and committed borrowing capacity at the FHLB and Federal Reserve totaled $3.2 billion, compared to $2.6 billion at December 31, 2024.

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

Our primary uses of funds are loan fundings, investment security purchases, withdrawals of deposits, capital expenditures, operating expenses, and share repurchases. Additionally, approximately $84.8 million will be paid as consideration in connection with the Vista merger.

At present, financing activities primarily consist of changes in deposits and repurchase agreements, and advances from the FHLB, in addition to the payment of dividends and the repurchase of our common stock. Maturing time deposits represent a potential use of funds. As of September 30, 2025, $950.6 million of time deposits were scheduled to mature within 12 months. Based on the current interest rate environment and market conditions, our consumer banking strategy is to focus on attracting and maintaining both lower-cost transaction accounts and time deposits.

During 2021, the Company entered into a subordinated note purchase agreement to issue and sell a fixed-to-floating note. The Company deployed the net proceeds from the sale of the note for general corporate purposes. The note is not subject to redemption at the option of the holder. Additionally, as part of the acquisition of BOJH on October 1, 2022, the Company assumed three subordinated note purchase agreements to issue and sell fixed-to-floating rate notes. The balance on all subordinated notes totaled $54.7 million and $54.5 million at September 30, 2025 and December 31, 2024, respectively.

Capital

Under the Basel III requirements, at September 30, 2025, the Company, NBH Bank and BOJHT met all capital adequacy requirements, and the Banks had regulatory capital ratios in excess of the levels established for well-capitalized institutions. For more information on regulatory capital, see note 9 in our consolidated financial statements.

Our shareholders’ equity is impacted by earnings, changes in unrealized gains and losses on securities, net of tax, stock-based compensation activity, share repurchases, shares issued in connection with acquisitions and the payment of dividends.

The Board of Directors has from time to time authorized multiple programs to repurchase shares of the Company’s common stock from time to time either in the open market or in privately negotiated transactions in accordance with applicable regulations of the SEC. On May 9, 2023, the Company announced a program to repurchase up to $50.0 million of the Company’s stock, as approved by the Board of Directors. During the three months ended September 30, 2025, the Company repurchased 240,000 shares of common stock for $8.8 million at a weighted average price per share of $36.66. During the nine months ended September 30, 2025, the Company repurchased 359,300 shares of common stock for $13.0 million at a weighted average price per share of $36.28. The remaining authorization under the current program as of September 30, 2025 was $37.0 million. No time limit has been set for completion of the program.

On October 29, 2025, our Board of Directors declared a quarterly dividend of $0.31 per common share, payable on December 15, 2025 to shareholders of record at the close of business on November 28, 2025.

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

Our interest rate risk model indicated that the Company was in an asset sensitive position in terms of interest rate sensitivity at September 30, 2025. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 100 and 200 basis point decrease in interest rates on net interest income based on the interest rate risk model at September 30, 2025 and December 31, 2024:

Hypothetical
shift in interest	% change in projected net interest income
rates (in bps)	September 30, 2025	December 31, 2024
200	3.78%	1.72%
100	1.93%	0.87%
(100)	(2.29)%	(1.05)%
(200)	(4.33)%	(2.11)%

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

As part of the asset/liability management strategy to manage primary market risk exposures expected to be in effect in future reporting periods, management has executed interest rate derivatives primarily using floors and collars. For further discussion of the Company’s derivative contracts refer to note 14. The strategy with respect to liabilities has been to continue to emphasize transaction deposit growth, particularly non-interest or low interest bearing non-maturing deposit accounts while building long-term client relationships. Non-maturing deposit accounts totaled 86.3% of total deposits at September 30, 2025, compared to 87.6% at December 31, 2024.

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

Off-Balance Sheet Activities

In the normal course of business, we are a party to various contractual obligations, commitments and other off-balance sheet activities that contain credit, market, and operational risk that are not required to be reflected in our consolidated financial statements. The most significant of these are the loan commitments that we enter into to meet the financing needs of clients, including commitments to extend credit, commercial and consumer lines of credit and standby letters of credit. As of September 30, 2025 and December 31, 2024, we had loan commitments totaling $1.2 billion and $1.4 billion, respectively, and standby letters of credit totaling $9.5 million and $10.8 million, respectively. Unused commitments do not necessarily represent future credit exposure or cash requirements, as commitments often expire without being drawn upon.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information called for by this item is provided under the caption Asset/Liability Management and Interest Rate Risk in Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.

Item 4: CONTROLS AND PROCEDURES.

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of September 30, 2025. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.

During the most recently completed fiscal quarter, there were no changes made to our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

From time to time, we are a party to various litigation matters incidental to the conduct of our business. We are not presently party to any material pending legal proceedings the resolution of which we believe would have a material adverse effect on our business, prospects, financial condition, liquidity, results of operation, cash flows or capital levels. However, given the nature, scope, and complexity of the extensive legal and regulatory landscape applicable to our business (including laws and regulations governing consumer protection, fair lending, fair labor, privacy, information security, anti-money laundering and anti-terrorism laws), we, like all banking organizations, are subject to heightened legal and regulatory compliance and litigation risk.

Item 1A. RISK FACTORS.

Except as presented below, there have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024.

We are expecting to incur substantial costs related to our transaction with Vista and integration of Vista into NBHC. If the transaction is not completed, we will have incurred substantial expenses without realizing the expected benefits of the transaction.

On September 15, 2025, we announced our entry into a definitive agreement (the “merger agreement”) pursuant to which Vista will merge with and into the Company (the “merger”). NBHC expects to close the proposed transaction in the three months ended March 31, 2026, subject to regulatory approval, Vista shareholder approval and other customary closing conditions. An extended period of shutdown of portions of the U.S. federal government or other factors beyond NBHC’s or Vista’s control could negatively impact NBHC’s ability to timely complete the merger. We have incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the merger agreement. These costs include legal, financial advisory, accounting, consulting and other advisory fees, severance/employee benefit-related costs, filing fees and other regulatory fees, printing costs and other related costs. Some of these costs are payable by us regardless of whether or not the merger is completed. If the merger is not completed, we would have to recognize these expenses without realizing the expected benefits of the merger.

Combining with Vista may be more difficult, costly or time consuming than expected, and we may fail to realize the anticipated benefits and cost savings of the merger.

The success of the merger will depend, in part, on the ability to realize the anticipated cost savings from combining our business with Vista’s. To realize the anticipated benefits and cost savings from the merger, we must successfully integrate and combine our businesses in a manner that permits those cost savings to be realized. If we are not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected. In addition, the actual cost savings and anticipated benefits of the merger could be less than anticipated, and integration may result in additional unforeseen expenses.

We have operated and, until the completion of the merger, must continue to operate, independently. It is possible that the integration process could result in the loss of key employees, the disruption of our ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the merger. Integration efforts between the two companies may also divert management attention and resources. These integration matters could have an adverse effect on us during this transition period and for an undetermined period after completion of the merger.

We will be subject to business uncertainties and contractual restrictions while the merger is pending.

Whether or not the merger is ultimately consummated, uncertainty about the effect of the merger on employees and customers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the merger is completed, and could cause customers and others that deal with us to seek to change existing business relationships with us. In addition, subject to certain exceptions, we have agreed to a limited set of restrictions on our business activities prior to the effective time of the merger. The restrictions on us could prevent us from pursuing certain business opportunities that arise or taking certain corporate actions prior to the effective time of the merger.

The continuation of the U.S. federal government shutdown could adversely affect the U.S. and global economy and our business, financial condition and results of operations.

Disagreement over the U.S. federal budget has caused the U.S. federal government to shut down in recent weeks, which may continue for an indeterminate period of time. We originate, sell and service loans under various programs sponsored by the U.S. federal government, including the FHA and SBA. Any inability to engage in our commercial FHA or SBA origination and servicing business would lead to a decrease in our net income. Additionally, an extended period of shutdown of portions of the U.S. federal government could negatively impact the financial performance of certain clients and could negatively impact our clients’ access to certain loan and guaranty programs. Prolonged adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Maximum
			Total number of	approximate dollar
			shares purchased	value of shares
			as part of publicly	that may yet be
	Total number	Average price	announced plans	purchased under the
Period	of shares purchased	paid per share	or programs	plans or programs(1)
August 1 - August 31, 2025	240,000	$36.66	240,000	$36,965,883
Total	240,000	36.66	240,000

(1)

On May 9, 2023, the Company announced a program to repurchase up to $50.0 million of the Company’s stock from time to time either in the open market or in privately negotiated transactions in accordance with applicable regulations of the SEC, as authorized by the Board of Directors. During the three months ended September 30, 2025, the Company repurchased 240,000 shares of common stock for $8.8 million at a weighted average price per share of $36.66. The remaining authorization under the current program as of September 30, 2025 was $37.0 million. No time limit has been set for completion of the program.

Item 5. OTHER INFORMATION.

(a) None.

(b) None.

(c) Trading Arrangements

During the three months ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. EXHIBITS.

2.1

Agreement and Plan of Merger, dated as of September 15, 2025, by and among Vista Bancshares, Inc., National Bank Holdings Corporation and Bryan Wick, solely in his capacity as Shareholders’ Representative* (incorporated herein by reference to Exhibit 2.1 to our Form 8-K dated September 12, 2025 and filed on September 18, 2025)

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

10.1

Form of Voting and Lock-up Agreement, dated as of September 15, 2025, among National Bank Holdings Corporation and each of the holders of common stock of Vista Bancshares, Inc. listed on the signature pages therein * (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated September 12, 2025 and filed on September 18, 2025)

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

* Schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or similar attachment will be furnished to the SEC upon request; provided, however, that NBHC may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any document so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Bank Holdings Corporation

By	/s/ Nicole Van Denabeele
Nicole Van Denabeele
Chief Financial Officer
(duly authorized officer and principal financial officer)

Date: October 29, 2025