Form 10-K
period 2025-12-31
National Bank Holdings Corp
filed 2026-02-24
CIK 1475841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,411,000,000 based on the closing sale price as reported on the New York Stock Exchange.

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of February 19, 2026, NBHC had outstanding 45,013,622 shares of Class A voting common stock with $0.01 par value per share, excluding 988,513 shares of restricted Class A common stock issued but not yet vested.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2026 Annual Meeting of Shareholders to be filed within 120 days of December 31, 2025 will be incorporated by reference into Part III of this Form 10-K where indicated.

GLOSSARY OF ACRONYMS, ABBREVIATIONS AND TERMS

Omnibus Plan	2023 Omnibus Incentive Plan	FHLB	Federal Home Loan Bank
2UniFi Plan	2023 Equity Unit Incentive Plan	FHLMC	Federal Home Loan Mortgage Corporation
ACL	Allowance for credit losses	Fintech	Financial technology company
The acquisition	The acquisition of Vista Bancshares, Inc.	FNMA	Federal National Mortgage Association
AFS	Available-for-sale	FRB	Federal Reserve Bank
The agencies	The Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve, and the Federal Deposit Insurance Corporation	FTE	Fully taxable equivalent
AIR	Accrued interest receivable	GAAP	Generally accepted accounting principles
AOCI	Accumulated other comprehensive income (loss)	GDP	Gross domestic product
ASC	Accounting Standards Codification	Genius Act	Guiding and Establishing National Innovation for U.S. Stablecoins Act
ASPP	Associate Stock Purchase Plan	GNMA	Government National Mortgage Association
ASU	Accounting Standards Update	GSE	Government sponsored entity
ATM	Automated Teller Machine	HPI	Home price index
Banks	NBH Bank and Bank of Jackson Hole Trust, collectively	HTM	Held-to-maturity
BHCA	Bank Holding Company Act of 1956, as amended	HUD	U.S. Department of Housing and Urban Development
BOJH	Bank of Jackson Hole	ISDA	International Swaps and Derivative Association
BOJHT	Bank of Jackson Hole Trust	LGD	Loss Given Default
BOLI	Bank-owned life insurance	LTV	Loan-to-value
BSA/AML	Bank Secrecy Act/Anti-money laundering	MBS	Mortgage-backed securities
Cambr	Cambr Solutions, LLC	MSA	Metropolitan statistical area
CECL	Current expected credit loss	MSR	Mortgage servicing right
CEO	Chief Executive Officer	NBHC or the Company	National Bank Holdings Corporation and all affiliates
CFPB	Consumer Financial Protection Bureau	NCO	Net charge-offs
CISO	Chief Information Security Officer	NOLs	Net operating loss carryovers
CODM	Chief operating decision maker	OBBBA	One Big Beautiful Bill Act
Common stock	Class A common stock, par value $0.01 per share	OCC	Office of the Comptroller of the Currency
Common stock equivalents	Stock options outstanding, certain unvested restricted shares, or other contracts to issue common shares	OCI	Other Comprehensive Income
Covered Transactions	Credit and non-credit transactions	OREO	Other real estate owned
CRA	Community Reinvestment Act	PCD	Purchased credit deteriorated
CRE	Commercial real estate	PD	Probability of Default
CTO	Chief Technology Officer	PSU	Performance stock unit
CSA	Credit Support Annexes	RCB	Rock Canyon Bank
DCF	Discounted cash flow	Repurchase	Repurchase the mortgage loans with identified defects, indemnify the investor or insurer, or reimburse the investor for credit loss incurred on the loan
DIF	Deposit Insurance Fund	ROTA	Return on tangible assets
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010	S&P	Standard and Poor’s
DOJ	Department of Justice	SBA	Small Business Administration
EGRRCPA	Economic Growth, Regulatory Relief and Consumer Protection Act	SBA Preferred Lender	An approved participant in the SBA Preferred Lender’s Program
EPS	Earnings Per Share	SEC	Securities and Exchange Commission
Exchange Act	The Securities Exchange Act of 1934	SOFR	Secured overnight financing rate
FASB	Financial Accounting Standards Board	Topic 606	FASB ASC Topic 606
FDI Act	Federal Deposit Insurance Act	Transaction deposits	Demand, savings, and money market deposits
FDIC	Federal Deposit Insurance Corporation	TSR	Total shareholder return
FDICIA	FDIC Improvement Act of 1991	USA PATRIOT Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
Federal Reserve	Federal Reserve System	Vista	Vista Bancshares, Inc.
FHA	Federal Housing Administration

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

Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements due to a number of factors, including, but are not limited to:

●	business and economic conditions along with external events, both generally and in the financial services industry;

●	susceptibility to credit risk and fluctuations in the value of real estate and other collateral securing a significant portion of our loan portfolio, including with regards to real estate acquired through foreclosure, and the accuracy of appraisals related to such real estate;

●	changes impacting monetary supply and the businesses of our clients and counterparties, including levels of market interest rates, inflation, currency values, monetary, fiscal, and international trade policy, and the volatility of trading markets;

●	our ability to maintain sufficient liquidity to meet the requirements of deposit withdrawals and other business needs;

●	our desire to raise additional capital in connection with strategic growth initiatives and our ability to access the capital markets when desired or on favorable terms;

●	changes in the fair value of our investment securities due to market conditions outside of our control;

●	our investments in 2UniFi and other fintechs and initiatives may subject us to material financial, reputational and strategic risks;

●	the allowance for credit losses and fair value adjustments may be insufficient to absorb losses in our loan portfolio;

●	any service interruptions, cyber incidents or other breaches relating to our technology systems, security systems or infrastructure or those of our third-party providers;

●	the occurrence of fraud or other financial crimes within our business;

●	competition from other financial services providers, including traditional financial institutions and fintechs, and the effects of disintermediation within the banking business including consolidation within the industry;

●	changes to federal government lending programs like the SBA’s Preferred Lender Program and the FHA’s insurance programs, including the impact of changes in regulations, budget appropriations and a prolonged government shutdown on such programs;

●	impairment of our mortgage servicing rights, disruption in the secondary market for mortgage loans, declines in real estate values, or being required to repurchase mortgage loans or reimburse investors;

●	claims and litigation related to our fiduciary responsibilities in connection with our trust and wealth business;

●	our ability to manage and execute our organic growth and acquisition strategies, including our ability to realize the expected benefits of our acquisition strategies;

●	developments in technology, such as artificial intelligence, the success of our digital growth strategy, and our ability to incorporate innovative technologies in our business and provide products and services that satisfy our clients’ expectations for convenience and security;

●	our ability to integrate Vista Bank into our business may be more difficult, costly or time consuming than expected and we may fail to realize the anticipated benefits or cost savings of the acquisition;

●	failure to obtain regulatory approvals or consummate attractive acquisitions or continue to increase organic loan growth would restrict our growth plans;

●	the accuracy of projected operating results for assets and businesses we acquire as well as our ability to drive organic loan growth to replace loans in our existing portfolio with comparable loans as loans are paid down;

●	our ability to comply with and manage costs related to extensive and potentially expanding government regulation and supervision, including current and future regulations affecting bank holding companies and depository institutions;

●	our ability to execute our capital allocation strategy, including paying dividends or repurchasing shares, given regulatory limitations;

●	the application of any increased assessment rates imposed by the FDIC;

●	claims or legal action brought against us by third parties or government agencies;

●	the loss of our executive officers and key personnel;

●	changes to federal, state and local laws and regulations along with executive orders applicable to our business, including tax laws; and

●	other factors, risks, trends and uncertainties described under “Part I, Item 1. Business,” “Part I, Item 1A. Risk Factors,” “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report and in our other filings with the SEC.

Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events or circumstances, except as required by applicable law.

PART I: FINANCIAL INFORMATION

Item 1.       BUSINESS.

Summary

NBHC is a bank holding company that has elected financial holding company status and was incorporated in the State of Delaware in 2009. The Company is headquartered in Greenwood Village, Colorado, and its primary operations are conducted through its wholly owned subsidiaries, NBH Bank, BOJHT and 2UniFi, LLC. The Company provides a variety of banking products and services to both commercial and consumer clients through a network of over 90 banking centers, as of December 31, 2025, located primarily in Colorado, the greater Kansas City region, Texas, Utah, Wyoming, New Mexico and Idaho, as well as through online and mobile banking products and services. As of December 31, 2025, we had $9.9 billion in assets, $7.4 billion in loans, $8.3 billion in deposits, $1.4 billion in shareholders’ equity and $1.3 billion in assets under management in our trust and wealth management business.

NBH Bank is a Colorado state-chartered bank and a member of the FRB of Kansas City. At December 31, 2025, we operated under the following brand names as divisions of NBH Bank: in Colorado, Community Banks of Colorado and Community Banks Mortgage; in Kansas and Missouri, Bank Midwest and Bank Midwest Mortgage; in Wyoming, Bank of Jackson Hole and Bank of Jackson Hole Mortgage; and in Texas, Utah, New Mexico and Idaho, Hillcrest Bank and Hillcrest Bank Mortgage.

BOJHT is a Wyoming state-chartered bank and a member of the FRB of Kansas City. Our trust and wealth business currently operates under the Wyoming charter as Bank of Jackson Hole Trust and Bank of Jackson Hole Trust and Wealth Partners.

The Company continues to invest in digital solutions for clients through our financial ecosystem 2UniFi, which launched the initial phase in July 2025. 2UniFi, LLC, a wholly owned subsidiary of NBHC, is a national platform for providing banking services to small- and medium-sized businesses, digital payment tools and financial services information management. We believe these services will address borrowings, depository and cash management needs for our clients by providing digital access to financial services, real-time information and digital payment solutions. We continue to focus on growing our core business while also innovating and building partnerships that will help us deliver a comprehensive digital financial ecosystem.

Our Acquisitions

We began banking operations in October 2010 and, as of December 31, 2025, we had completed eight bank acquisitions and one non-bank acquisition of a deposit processing technology company. We have transformed these acquisitions into one collective banking operation with a strong capital position, organic growth, prudent underwriting, a granular and well-diversified loan portfolio and meaningful market share with continued opportunity for expansion. Our historical growth coincides with the Company’s initial strategic goals of becoming a leading regional bank holding company through selective acquisitions and strong organic growth. Thus, we have had a framework in place since inception to support crossing $10.0 billion in assets and continue to invest in our risk management and operational infrastructure to meet regulatory standards and expectations. During 2026, the Company acquired its ninth bank, which expanded the Company’s total assets over $10.0 billion.

Recent acquisitions

All of our acquisitions were accounted for under the acquisition method of accounting, and accordingly, all assets acquired and liabilities assumed were recorded at their respective acquisition date fair values and the fair value discounts/premiums on loans are being accreted over the lives of the loans.

Vista Acquisition

On January 7, 2026, the Company completed its acquisition of Vista, the bank holding company of Texas-based Vista Bank. At December 31, 2025, Vista held $2.5 billion in total assets, $1.9 billion in loans and $2.2 billion in deposits. Pursuant to the agreement executed in September 2025, the Company paid cash consideration and issued shares of the Company’s common stock in exchange for all of the outstanding common stock of Vista. The transaction was valued at approximately $377.7 million in the aggregate, including $89.0 million in cash and 7.3 million shares of the Company’s common stock, based on the closing price on January 6, 2026 of $39.51. With the completion of the acquisition, NBHC has approximately $12.4 billion in pro forma assets and $10.5 billion in pro forma deposits, before final purchase accounting adjustments. The acquisition expanded the Company’s presence in Texas, acquiring 11 banking centers in Dallas-Ft. Worth, Austin, and Lubbock, as well as one banking center in Palm Beach, Florida.

Our Market Area

Our core markets are broadly defined as Colorado, the greater Kansas City region, Texas, Utah, Wyoming, New Mexico and Idaho. We are the third largest banking center network among Colorado-based banks and the sixth largest banking center network in the greater Kansas City MSA among Missouri- and Kansas-based banks ranked by deposits as of June 30, 2025 (the last date as of which data are available), according to S&P Global. Other major MSAs in which we operate include Salt Lake City, Utah; Jackson, Wyoming; Dallas-Fort Worth-Arlington and Austin-Round Rock, Texas; and Boise City, Idaho.

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

The table below describes certain key demographic statistics regarding our markets:

							Top 3
							competitor
		# of				Median	combined
	Deposits	businesses	Population	Unemployment	Population	household	deposit
	(billions)	(thousands)	(millions)	rate(1)	growth(2)	income	market share
Denver, CO	$107.9	> 250	3.0	3.8%	9.6%	$106,833	50%
Front Range, CO(3)	146.9	> 250	4.9	3.8%	11.9%	101,716	49%
Kansas City, MO-KS MSA	99.7	> 250	2.2	3.9%	7.9%	80,127	51%
Austin, TX	69.3	> 250	2.6	3.6%	33.1%	102,412	47%
Dallas, TX	420.8	> 250	8.4	4.0%	20.3%	88,783	60%
Salt Lake City, UT(4)	118.3	> 250	2.7	3.7%	14.6%	100,183	69%
Jackson, WY-ID	2.9	11	0.0	—	7.7%	115,296	78%
Boise City, ID	17.9	143	0.8	3.5%	27.2%	86,463	49%
U.S.(5)				4.4%	5.7%	78,770	57%

(1)	Unemployment data are as of December 31, 2025.
(2)	For the period 2015 through 2025.
(3)	Colorado Front Range is a population weighted average of the following Colorado MSAs: Denver, Boulder, Colorado Springs, Fort Collins and Greeley.
(4)	Salt Lake City is a population weighted average of the following Utah MSAs: Salt Lake City, Ogden and Provo-Orem.
(5)	Top 3 competitor combined deposit market share based on U.S. Top 20 MSAs (determined by population).

Source: S&P Global as of December 31, 2025, except Deposits and Top 3 Competitor Combined Deposit Market Shares, which reflects data as of June 30, 2025.

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

The key components of our strategic plan are:

●	Focus on client-centered, relationship-driven banking strategy. Our business and commercial bankers focus on small- to medium-sized businesses with an advisory approach that emphasizes understanding the client’s business and offering a complete array of loan, deposit and treasury management products and services. Our business and commercial bankers are supported by treasury management teams in each of their markets, which allows us to more effectively deliver a comprehensive suite of products and services to our business clients and further deepen our banking relationships. Our consumer bankers focus on knowing their clients in order to best meet their financial needs, offering a full complement of loan, deposit, online and mobile banking solutions, mortgages and trust and wealth management services.

●	Expansion of commercial banking, business banking and specialty businesses. We have made strategic investments in our commercial relationship managers, as well as developed significant capabilities across our business banking and several specialty commercial banking offerings. Our strategy is to originate a high-quality loan portfolio that is diversified across industries and granular in loan size. We have preferred lender status with the SBA, providing a leveraged platform for growth in the business lending segment. We believe we are well-positioned to leverage our operating and risk management infrastructure through organic growth, and we intend to continue to drive profitable growth through our commercial relationship managers within our markets.

●	Expansion through organic growth, competitive product and digital offerings. We believe that our focus on serving consumers and small- to medium-sized businesses, coupled with our competitive product offerings, trust and wealth management services offered through Bank of Jackson Hole Trust and our digital solution 2UniFi, continues to expand our revenue base and diversify our sources of fee income. We conduct regular market and competitive analysis to determine which products and services are best suited for our clients. Our teams also continue to pursue opportunities to deepen client relationships, which we believe will further increase our organic loan origination volumes and attract new transaction accounts that offer lower cost of funds and higher fee generating activity.

●	Continue to strengthen profitability through organic growth and operating efficiencies. We utilize a centralized core technology platform and operating policies while maintaining local branding and leadership, which allows us to support growth and realize operating efficiencies throughout our enterprise. We believe that we have the infrastructure in place to support our future revenue growth without causing non-interest expenses to increase by a corresponding amount. Our growth strategy is primarily focused on organic initiatives in order to accelerate our growth in profitability. Key priorities to strengthen profitability include the continued ramp-up of loan production, growing lower-cost core deposits, implementing additional fee-based business initiatives and further enhancing operational efficiencies, including banking center consolidations.

●	Maintain conservative risk profile and sound risk management practices. Strong risk management is an important element of our operating philosophy. We maintain a conservative risk culture with adherence to comprehensive and seasoned policies across all areas of the organization. We implement self-imposed concentration limits on our loan portfolio to ensure a granular and diverse loan portfolio and protect against downside risk to any particular industry or real estate sector. To manage credit risk and yield, we take a careful approach to extending new credit. Our risk management approach seeks to identify, assess and mitigate risk and minimize any resulting losses. We have implemented processes to identify, measure, monitor, report and analyze the types of risk to which we are subject. To manage liquidity risk, the Company maintains a liquidity profile focused on core deposits and stable long-term funding sources. Our investment security portfolio has a short average duration and is largely backed by U.S. government or GSEs. We believe our risk management policies establish appropriate limitations that allow for the prudent oversight of such risks that include, but are not limited to the following: credit, liquidity, market, operational, legal and compliance, reputational, and strategic and business risk.

●	Expansion through our digital solution 2UniFi. During 2025, 2UniFi reached a significant milestone by launching phase one of its buildout. The first phase introduced two capabilities, including convenient access to SBA working capital loans and an automated nightly business sweep deposit account that earns interest on excess deposits. Having a foundational infrastructure in place, 2UniFi is beginning to shift from constructing systems to activating services. Moving forward, 2UniFi will continue to focus on providing a unified client experience that helps small- and medium-sized business owners manage financial products and services across multiple banks and fintechs. The platform operates with a full-service banking charter utilizing a scalable and secure architecture.

●	Pursue disciplined acquisitions or other expansionary opportunities. Acquisitions or other expansionary opportunities can be complementary to our growth strategy. We intend to carefully select opportunities that we believe have stable core deposit franchises, have significant growth potential or will add asset generation capabilities or fee income streams while structuring the opportunities to limit risk. Further, we seek transactions that offer opportunities for clear financial benefits with valuations that have acceptable levels of earnings accretion, tangible book value dilution/earn-back, and internal rates of return. We seek to acquire or expand into financial services franchises in markets that exhibit attractive demographic attributes and business growth trends, and we believe that our focus on attractive markets will provide long-term opportunities for organic growth. Our main focus is on our primary markets of Colorado, the greater Kansas City region, Texas, Utah, Wyoming, New Mexico and Idaho, including teams, asset portfolios, specialty commercial finance businesses, and whole banks. From time to time, we also consider other types of opportunities that would be expected to improve our profitability, leverage greater scale and/or leverage technology to grow our digital offerings.

We believe our strategy of strong organic growth through the retention, expansion and development of client-centered relationships and growth through selective acquisitions or other expansionary opportunities in attractive markets provides flexibility regardless of economic conditions. Our established platform for assessing, executing and integrating acquisitions, our attractive market factors, our franchise scale in our targeted markets, and our relationship-centered banking focus provide growth opportunities for our banking franchise. While the prolonged inflationary environment has created operating stress for many businesses, our teams continually monitor the financial health of our clients in order to manage risk. Our strong capital, liquidity, diversified sources of fee revenue and disciplined expense management have allowed us to prudently navigate changes in economic conditions. We believe we are well positioned to continue to support our clients and communities.

Products and Services

Through NBH Bank, our primary business is to offer a full range of banking products and financial services to our commercial, business and consumer clients, who are predominantly located in Colorado, the greater Kansas City region, Texas, Utah, Wyoming, New Mexico and Idaho. Through the Bank of Jackson Hole Trust, our primary business is to offer trust and wealth management services to our clients. We conduct our banking business with over 90 banking centers across our footprint as of December 31, 2025. Our distribution network also includes 103 ATMs as well as fully integrated online banking and mobile banking services. We offer a high level of personalized service to our clients through our relationship managers and banking center associates. We believe that a personalized banking relationship that includes multiple services, such as loan and deposit services, online and mobile banking solutions, treasury management products and services and trust and wealth management services, is the key to profitable and long-lasting client relationships. We believe that our local focus and decision making provide us with a competitive advantage.

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

Commercial and Industrial Loans—We originate commercial and industrial loans, including working capital loans, equipment loans, lender finance loans, food and agribusiness loans, government and non-profit loans, owner occupied commercial real estate loans and other commercial loans. The terms of these loans vary by purpose and by type of underlying collateral, if any.

Working capital loans generally have terms of one to three years, are usually secured by accounts receivable and inventory and often carry the personal guarantees of the principals of the business. Equipment loans are generally secured by the financed equipment at advance rates that we believe are appropriate for the equipment type. In the case of owner-occupied commercial real estate loans, we are usually the primary provider of financial services for the company and/or the principals and the primary source of repayment is through the cash flows generated by the borrowers’ business operations. Owner-occupied commercial real estate loans are typically secured by a first lien mortgage on real property plus assignments of all leases related to the properties. Underwriting guidelines generally require borrowers to contribute cash equity that results in an 80% or less LTV ratio on owner-occupied properties. As of December 31, 2025, substantially all of our commercial and industrial loans were secured.

Non-Owner Occupied Commercial Real Estate Loans—Non-owner occupied CRE consists of loans to finance the purchase of commercial real estate and development loans. Our non-owner occupied CRE loans include commercial properties such as multifamily, hospitality, office buildings, warehouse/distribution buildings and retail buildings. These loans are typically secured by a first lien mortgage or deed of trust, as well as assignments of all related leases. Underwriting guidelines generally require borrowers to contribute cash equity that results in the lesser of a 75 percent or less loan to cost or loan to value ratio.

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

Commercial Deposit and Treasury Management Products (including business online and mobile banking)—Our commercial bankers are focused on providing value-added deposit products to our clients that optimize their cash management. We are focused on full-relationship banking, including banking core operating accounts and ancillary accounts. We also provide our commercial clients with money market accounts and short-term repurchase reserve accounts depending on their individual needs. In addition, we provide a wide array of treasury management solutions to our clients, including business online and mobile banking, commercial credit card services, wire transfers, automated clearing house services, electronic bill payment, lock box services, remote deposit capture services, merchant processing services, cash vault, controlled disbursements, fraud prevention services through positive pay and other auxiliary services, such as account reconciliation, collections, repurchase accounts, zero balance accounts and sweep accounts.

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

All of our newly originated consumer loans are on a direct to consumer basis. We offer a variety of consumer loans, including:

Residential Real Estate Loans—Residential real estate loans consist of loans secured by the primary or secondary residence of the borrower as well as properties the borrower holds for investment. These loans consist of closed loans, which are typically amortizing over a 10- to 30-year term. Our LTV benchmark for these loans will generally be below 80 percent at inception unless related to certain internal or government programs where higher LTV’s may be warranted, along with satisfactory debt-to-income ratios. These residential real estate loans are generally originated under terms and conditions consistent with secondary market guidelines. Some of these loans will be placed in the Bank’s loan portfolio; however, a majority are sold in the secondary market and provide a significant source of fee income. The majority of loans sold are sold with servicing released. We have residential banking products, servicing capabilities and residential loan origination channels. In addition to the referral business through our existing consumer client base, we have a dedicated team of mortgage bankers who focus origination efforts primarily on new purchase activity and secondarily on refinance activity. We also offer open- and closed-ended home equity loans, which are loans generally secured by second lien positions on residential real estate, and residential construction loans to consumers and builders for the construction of residential real estate. We do not originate or purchase negatively amortizing or sub-prime residential loans.

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

Deposit Products (including online and mobile banking)—We offer a variety of deposit products to our clients, including checking accounts, savings accounts, money market accounts, health savings accounts and other deposit accounts, including fixed-rate, fixed maturity time deposits ranging in terms from three months to five years, and individual retirement accounts. We view deposits as an important part of the overall client relationship and believe they provide opportunities to cross-sell other products and services. We intend to continue our efforts to attract lower-cost transaction deposits from our client relationships. Consumer deposit flows are significantly influenced by general and local economic conditions, changes in prevailing interest rates, internal pricing decisions and competition. Our deposits are primarily obtained from areas surrounding our banking centers. In order to attract and retain deposits, we rely on providing high-quality service, competitive pricing and introducing new products and services that meet our clients’ needs.

We also offer comprehensive, user-friendly mobile and online banking platforms allowing our clients to pay bills, access statements, deposit checks and transfer funds, amongst other features, online or on-the-go.

Cambr Deposit Services

Cambr is a digital deposit acquisition and processing platform designed to gather deposits from accounts offered through third-party embedded finance companies. The deposits provide liquidity to banks within the Cambr network and offer an alternative to traditional wholesale funding sources. The platform provides Cambr clients with an opportunity to generate increased returns on deposits placed into the network while ensuring the safety of FDIC insurance.

Trust and Wealth Management Services

Through the Bank of Jackson Hole Trust, the Company provides trust, estate and wealth management services. Acting as a trust fiduciary, our trust team provides tailored professional services in the best interest of each trust beneficiary while avoiding conflicts of interest. Through our wealth management services, we offer a customized strategy for each of our clients that supports their long-term financial goals. We manage investment portfolios for individuals, trusts, endowments, charities and entities, and retirement accounts with approximately $1.3 billion of assets under management. Our trust and wealth team rounds out our full-service offerings to provide the complete spectrum of tools and support for our clients’ financial needs.

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

Competition

The banking landscape in our primary markets of Colorado, the greater Kansas City region, Texas, Utah, Wyoming, New Mexico and Idaho is highly competitive and quite fragmented, with many small banks having limited market share while the large out-of-state national and super-regional banks control the majority of deposits and profitable banking relationships. We compete actively with national, regional and local financial services providers, including: banks, thrifts, credit unions, mortgage companies, finance companies, trust companies and fintechs.

Competition among providers of financial products and services continues to increase, with consumers having the opportunity to select from a variety of traditional brick and mortar banks and nontraditional alternatives, such as online banks and fintechs. Competition among providers is based on many factors. The primary factors driving commercial and consumer competition for loans and deposits are interest rates, the fees charged, client service levels and the range of products and services offered. In addition, other competitive factors include the location and hours of our banking centers, the client service orientation of our associates and the availability of digital banking products and services. We believe the most important of these competitive factors that determine our success are our consumer bankers’ focus on knowing their individual clients in order to best meet their financial needs and our business and commercial bankers’ focus on small- to medium-sized businesses with an advisory approach that emphasizes understanding the client’s business and offering a complete array of loan, deposit and treasury management products and services through our banking centers and our digital banking platform.

We recognize that there are banks and other financial services companies with which we compete that have greater financial resources, access to more capital and higher lending capacity and offer a wider range of deposit and lending instruments. However, given our existing capital base, we expect to be able to meet the majority of small- to medium-sized business and consumer banking needs.

Human Capital

Our core values of Integrity, Meritocracy, Teamwork and Citizenship represent our belief that our Company’s long-term success is deeply tied to having a dedicated and engaged workforce and a commitment to the communities we serve. We are committed to building and contributing to a healthy workplace environment for our associates by investing in competitive compensation and benefit packages, fostering diverse viewpoints and backgrounds, providing training and career development opportunities, driving engagement of our associates and promoting qualified associates within our organization.

Associate Statistics

We work to attract, develop, and retain associates who reflect the communities we serve. Partnerships with professional associations, schools and universities embedded within our local footprint, and the use of various technology solutions assist us in developing our workforce. As of December 31, 2025, we employed 1,250 full-time and 52 part-time associates throughout our business footprint.

The market for top talent is highly competitive. We recognize that workforce turnover is not only financially costly, it also does not align with our commitment to our team. We believe we are best served by investing in the professional development of our associates and promoting qualified candidates as well as surveying and enhancing the engagement of our associates company-wide. The average tenure of service of our associates is approximately six years.

Doing Good Committee

We strongly believe that investing in our associates and communities are important elements in building and sustaining a successful organization and positive, results-driven culture. The Company has a Doing Good Committee that focuses on associate engagement and strengthening relationships within our Company and communities. The Doing Good Committee is comprised of a multi-disciplinary group of associates throughout our Banks with oversight by the executive management team.

Through the Doing Good initiative, the Company has also implemented programs to provide professional development and leadership opportunities for the entire associate base, including associate peer networks, events with keynote speakers, panels and Q&A forums to enable associate feedback.

Associate Development and Training

We believe that building the best team requires investing in our associates’ professional development. Associates have access to our learning center, NBH University, which offers a variety of courses that center around professional development. Additionally, we have connection mentors in place to assist new associates with expanding their network, building professional skills, helping navigate the organization and onboarding.

Compensation and Benefits

Our Company offers comprehensive benefits packages to our associates, including medical and pharmacy insurance, dental insurance and vision insurance as well as several voluntary benefit options. Our compensation structure recognizes the individual performance of our associates through merit-based salary increases with a focus on variable pay and paying for performance.

We also encourage our associates to invest in their long-term financial stability. Our associates have the opportunity to participate in our 401(k) plan, which includes contribution matches from the Company. Additionally, our ASPP allows eligible associates to purchase shares in our Company at a 10% discount.

Community Engagement

We strive to make a positive impact in the communities we serve through consistent engagement, as well as maintaining strong partnerships with a wide range of charitable organizations and causes. All bank associates are granted up to eight paid hours each year to donate their time to non-profit organizations that align with our CRA initiatives, which include financial literacy, affordable housing and workforce development.

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

SUPERVISION AND REGULATION

The U.S. banking industry is highly regulated under federal and state law. Banking laws, regulations, and policies affect the operations of the Company and its subsidiaries. Investors should understand that the primary objective of the U.S. bank regulatory regime is the protection of depositors, the DIF, and the banking system as a whole, not the protection of the Company’s shareholders.

As a bank holding company, we are subject to inspection, examination, supervision and regulation by the Board of Governors of the Federal Reserve. The Company operates two subsidiary banks, NBH Bank and BOJHT.

Banking statutes and regulations are subject to continual review and revision by Congress, state legislatures, and federal and state regulatory agencies. A change in such statutes or regulations, including changes in how they are interpreted or implemented, could have a material effect on our business. In addition to laws and regulations, state and federal bank regulatory agencies may issue policy statements, interpretive letters and similar written guidance applicable to us and our subsidiaries.

Banking statutes, regulations and policies could restrict our ability to diversify into other areas of financial services, acquire depository institutions and make distributions or pay dividends on our equity securities. They may also require us to provide financial support to any bank that we control, maintain capital balances in excess of those desired by management and pay higher deposit insurance premiums as a result of a general deterioration in the financial condition of the Banks. We are monitoring changes in regulation, supervision, and enforcement and uncertainty in their application that could have a material effect on the Company.

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

National Bank Holdings Corporation as a Bank Holding Company

As a bank holding company, we are subject to regulation under the BHCA and to supervision, examination, and enforcement by the Federal Reserve. Federal Reserve jurisdiction also extends to any company that we may directly or indirectly control, including non-bank subsidiaries and other companies in which we have a controlling interest.

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

Subsidiaries as State-Chartered Banks

Our bank subsidiaries are NBH Bank and BOJHT. NBH Bank is a Colorado state-chartered bank and also a member of the FRB of Kansas City. As such, NBH Bank is subject to examination, supervision and regulation by both the Colorado Division of Banking and the Federal Reserve. BOJHT is a Wyoming state-chartered bank and also a member of the FRB of Kansas City. As such, BOJHT is subject to examination, supervision and regulation by both the Wyoming Division of Banking and the Federal Reserve. NBH Bank’s and BOJHT’s deposits are insured by the FDIC, in the manner and to the extent provided by law. As insured banks, NBH Bank and BOJHT are subject to the provisions of the FDI Act, and the FDIC’s implementing regulations thereunder, and may also be subject to supervision and examination by the FDIC under certain circumstances.

Under the FDICIA, the Banks must submit financial statements prepared in accordance with GAAP; reports concerning management’s responsibility for the financial statements signed by the Company’s CEO and chief accounting or financial officer; an assessment of internal controls; and an assessment of the Company’s compliance with various banking laws and regulations. In addition, the Company must submit annual audit reports to federal regulators prepared by independent auditors. As allowed by regulations, we may use our audit report prepared for the Company to satisfy this requirement. The Company must provide auditors with examination reports, supervisory agreements and reports of enforcement actions. The auditors must also attest to and report on the statements of management relating to internal controls. FDICIA also requires that the Banks form an independent audit committee consisting of outside directors only, or that the Company’s audit committee be entirely independent.

As of December 31, 2025, the Company had total assets of $9.9 billion; however, with the closing of the acquisition on January 7, 2026, our assets now exceed $10 billion and are expected to continue to exceed this threshold in 2026. A bank holding company with more than $10 billion in total consolidated assets is subject to requirements such as: (i) the applicability of Section 619 of the Dodd-Frank Act, commonly known as the Volcker Rule; (ii) increased capital, leverage, liquidity and risk management standards; and (iii) limits on interchange fees from debit cards transactions. In addition, an institution with more than $10 billion in total assets is examined by the CFPB, rather than its primary federal bank regulator, as to compliance with certain federal consumer protection and fair lending laws and regulations.

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

The capital rules require banks and bank holding companies to maintain a minimum common equity tier 1 capital ratio of 4.5%, a tier 1 capital ratio of 6%, a total capital ratio of 8%, and a leverage ratio of 4%. Additionally, banks and bank holding companies are required to hold a capital conservation buffer of common equity tier 1 capital of 2.5% to avoid limitations on capital distributions (including for dividends and repurchases of stock) and executive compensation payments.

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

In May 2018, the EGRRCPA was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Act. The EGRRCPA directed the federal banking agencies to develop an optional, simplified capital framework for qualifying banks with under $10 billion in consolidated assets, called the “Community Bank Leverage Ratio,” calculated by dividing tangible equity capital by average total consolidated assets. In October 2019, the federal banking agencies adopted a Community Bank Leverage Ratio of 9%. In 2025, the agencies proposed to revise the minimum leverage ratio requirement from greater than 9% to greater than 8%. If a “qualified community bank,” generally a depository institution or depository institution holding company with average total consolidated assets of less than $10 billion, has a leverage ratio which exceeds the Community Bank Leverage Ratio, then the institution is considered to have met all generally applicable leverage and risk based capital requirements, the capital ratio requirements for “well capitalized” status under the prompt corrective action rules and any other leverage or capital requirements to which it is subject. Following the acquisition neither the Company nor NBH Bank are eligible for this framework, though neither had adopted it prior to that date.

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

Dividend Restrictions

The Company is a legal entity separate and distinct from its subsidiaries. Because the Company’s consolidated net income consists largely of the net income of NBH Bank and BOJHT, the Company’s ability to pay dividends depends upon its receipt of dividends from its subsidiaries. The ability of a bank to pay dividends and make other distributions is limited by federal and state law. The specific limits depend on a number of factors, including the banks’ type of charter, recent earnings, recent dividends, level of capital and regulatory status. As members of the Federal Reserve and state-chartered banks, NBH Bank and BOJHT are subject to Regulation H and limitations under state law with respect to the payment of dividends. Non-bank subsidiaries are also limited by certain federal and state statutory provisions and regulations covering the amount of dividends that may be paid in any given year. State member banks, such as NBH Bank and BOJHT, may not declare or pay a cash dividend if the total of all dividends declared during the calendar year, including the proposed dividend, exceeds the Banks’ net income during the current calendar year and the retained net income of the prior two calendar years, unless approved by the Federal Reserve.

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

Limits on Transactions with Affiliates

Federal law restricts the amount and the terms of Covered Transactions between a bank and its non-bank affiliates. Covered Transactions with any single affiliate may not exceed 10% of the capital stock and surplus of each Bank, and Covered Transactions with all affiliates may not exceed, in the aggregate, 20% of each Bank’s capital and surplus. For a bank, capital stock and surplus refers to the bank’s tier 1 and tier 2 capital, as calculated under the risk-based capital guidelines, plus the balance of the ACL excluded from tier 2 capital. Each Bank’s transactions with all of its affiliates in the aggregate are limited to 20% of the foregoing capital. In addition, in connection with Covered Transactions that are extensions of credit, the Banks may be required to hold collateral to provide added security to the Banks, and the types of permissible collateral may be limited. The Dodd-Frank Act generally enhances the restrictions on transactions with affiliates, including an expansion of what types of transactions are Covered Transactions to include credit exposures related to derivatives, repurchase agreements and securities lending arrangements and an increase in the amount of time for which collateral requirements regarding Covered Transactions must be satisfied. As of December 31, 2025, the Company did not have any outstanding Covered Transactions.

Regulatory Notice and Approval Requirements for Acquisitions of Control

We must generally receive federal bank regulatory approval before we can acquire a financial institution. Specifically, as a bank holding company, we must obtain prior approval of the Federal Reserve under the BHCA in connection with any acquisition that would result in the Company owning or controlling 5% or more of any class of voting securities of a bank or another bank holding company, including a financial holding company. Our ability to acquire or make investments in depository institutions will depend on our ability to obtain approval for such investments from the Federal Reserve. In considering request for approval, the Federal Reserve takes into consideration a number of statutory factors outlined in the BHCA, including the financial and managerial resources of the parties involved (including consideration of the capital adequacy, liquidity, and earnings performance, as well as the competence, experience and integrity of the officers, directors and principal shareholders, and the records of compliance with applicable laws and regulations) and the future prospects of the combined organization, the effects of the transaction on competition, the convenience and needs of the community, including the record of performance of the parties under the CRA, the effectiveness of the Company in combating money-laundering activities and the impact of the transaction on the financial stability of the U.S. banking or financial system, or other considerations. Additionally, approval could be conditioned upon actions that may not be acceptable to us, or, if acceptable to us, may reduce the benefit of any acquisition, such as, for example, requiring us to sell banking centers.

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

Anti-Money Laundering Requirements

Under federal law, including the Bank Secrecy Act and the USA PATRIOT Act, certain types of financial institutions, including insured depository institutions, must maintain anti-money laundering programs that include established internal policies, procedures and controls; a designated compliance officer; an ongoing associate training program; and testing of the program by an independent audit function. Financial institutions are prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence, client identification, and recordkeeping, including in their dealings with non-U.S. financial institutions and non-U.S. clients. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious information maintained by financial institutions. Bank regulators routinely examine institutions for compliance with these obligations and must consider an institution’s anti-money laundering compliance when considering regulatory applications filed by the institution, including applications for banking mergers and acquisitions. The regulatory authorities have imposed “cease and desist” orders and civil money penalty sanctions against institutions found to be violating these obligations.

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

The CFPB has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks. The CFPB is authorized to issue rules for both bank and nonbank companies that offer consumer financial products and services, subject to consultation with the prudential banking regulators. In general, however, banks with total assets of $10 billion or less will continue to be examined for consumer compliance by their primary bank regulator. At December 31, 2025, neither NBH Bank nor BOJHT was subject to supervision by the CFPB. However, NBH Bank will become subject to supervision by the CFPB as a result of its assets increasing over the $10 billion threshold after its acquisition of Vista Bank effective January 7, 2026. BOJHT continues not to be subject to supervision by the CFPB but will if its assets exceed $10 billion.

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

The CFPB has actively issued enforcement actions against both large and small entities and to entities across the entire financial services industry. The CFPB has relied upon “unfair, deceptive, or abusive acts” prohibitions as its primary enforcement tool. The CFPB and the DOJ have also focused on fair lending in taking enforcement actions against banks. Failure to comply with these laws and regulations could give rise to regulatory sanctions, client rescission rights, actions by state and local attorneys general and civil or criminal liability.

The enforcement of laws, rules and regulations, including consumer protection laws, may be effected by executive orders applying to the CFPB and other government agencies, including an increased focus on politicized or unlawful debanking. We are monitoring the effects of executive actions and regulatory and supervisory changes may have on the Company.

The Community Reinvestment Act

The CRA is intended to encourage banks to help meet the credit needs of their communities, including low- and moderate-income neighborhoods, consistent with safe and sound operations. Each of the Banks is examined by the Federal Reserve and assigned a public CRA rating. Institutions are assigned one of four ratings: “Outstanding,” “Satisfactory,” “Needs to Improve,” or “Substantial Noncompliance.” The CRA requires bank regulators to take into account a bank’s record in meeting the needs of its community when considering certain applications by a bank, including applications to establish a banking center or to conduct certain mergers or acquisitions. Failure to adequately meet these criteria could impose additional requirements and limitations on us. Additionally, we must publicly disclose the terms of various CRA-related agreements. The Federal Reserve is required to consider the CRA records of a bank holding company’s controlled banks when considering an application by the bank holding company to acquire a bank or to merge with another bank holding company.

When we apply for regulatory approval to make certain investments, the regulators will consider the CRA record of both the target institution and the relevant Bank. An unsatisfactory CRA record could substantially delay approval or result in denial of an application.

In October 2023, the U.S. banking agencies issued a final rule to amend their regulations implementing the CRA. The rule would have materially revised the current CRA framework. Several banking industry groups filed a lawsuit seeking to invalidate the CRA final rule, in which they argued that the federal banking agencies exceeded their statutory authority in adopting the CRA final rule. In March 2024, a federal judge granted an injunction to extend the CRA final rule’s effective date, originally set for April 1, 2024. On July 18, 2025, the agencies issued a joint notice of proposed rulemaking to rescind the CRA final rule. The agencies have proposed to replace the 2023 CRA Final Rule with regulations adopted by the agencies and the former Office of Thrift Supervision on May 4, 1995, as amended, and as published in the Electronic Code of Federal Regulations (eCFR) as of March 29, 2024 (1995 CRA regulations). The agencies’ proposal remains pending as of the date of this filing.

Reserve Requirements

Pursuant to regulations of the Federal Reserve, all banks are required to maintain average daily reserves at mandated ratios against their transaction accounts. In addition, reserves must be maintained on certain non-personal time deposits. These reserves must be maintained in the form of vault cash or in an account at an FRB.

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

In October 2022, the FDIC issued a final rule to increase initial base deposit insurance assessment rates for insured depository institutions by two basis points, beginning with the first quarterly assessment period of 2023. The assessment rate schedules under this final rule will remain in effect unless and until the reserve ratio of the DIF meets or exceeds two percent. Additionally, in November 2023, the FDIC implemented a special assessment to recover the loss to the DIF associated with the 2023 bank failures. Under the special assessment, banks with uninsured deposits exceeding $5.0 billion beginning December 31, 2022 were charged an additional assessment commencing with the first quarterly assessment period of 2024. As of December 31, 2025, the Banks were not subject to the special assessment.

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

Changes in Laws, Regulations or Policies

Congress and state legislatures may introduce from time to time measures or take actions that would modify the regulation of banks or bank holding companies. In addition, federal and state regulatory agencies also periodically propose and adopt changes to their regulations or change the manner in which existing regulations are applied. Such changes could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks and other financial institutions, all of which could affect our investment opportunities and our assessment of how attractive such opportunities may be. We cannot predict whether potential legislation will be enacted and, if enacted, the effect that it or any implementing regulations would have on our business, results of operations, liquidity or financial condition. We are expecting regulatory and supervisory changes as a result of the change in administration and are monitoring changes and areas of uncertainty that could affect the Company.

More Information

Our website is www.nationalbankholdings.com. We make available free of charge, through our website, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. Our reports, proxy and information statements, and other information that we file electronically with the SEC can also be found at the SEC’s website, www.sec.gov.

Information about our Executive Officers

Information about each person who currently serves as an executive officer of National Bank Holdings Corporation as of February 24, 2026 is as follows:

G. Timothy Laney, Age 65

Mr. Laney has served as the Company’s Chief Executive Officer since 2010 as well as Chairman of the Board of Directors of the Company since 2014 and currently holds the same positions and directorships at NBH Bank and BOJHT, including serving as the chairman of the board of BOJHT’s Trust Committee. Mr. Laney is also the founder of National Bank Holdings Corporation and previously served as the Company’s President from 2010 through 2024 when the roles of Chief Executive Officer and President were split. Mr. Laney has served as a board member of the FRB of Kansas City Denver Branch since 2025, and also serves as a board member of Finexio, the Moffitt Cancer Center, the Chairman of the USA Weightlifting Foundation and is the founder of the NBH Bank Do More Charity Challenge®. Mr. Laney previously served as a board member of the Colorado Bankers Association from 2018 to 2023. Prior to founding the Company, Mr. Laney was Senior Executive Vice President and Head of Business Services at Regions Financial, one of the nation’s largest full-service banks, where he led the transformation of the bank’s wholesale lines of business. Prior to his tenure at Regions Financial, Mr. Laney had a 24-year tenure with Bank of America, where he held senior management roles in small business, commercial banking, private banking, corporate marketing and change management. He also served as President of Bank of America, Florida, with more than 800 banking centers and $50 billion in total assets, and a member of Bank of America’s management operating committee. Mr. Laney brings to our Board of Directors valuable and extensive experience from managing and overseeing a broad range of banking operations for more than 40 years.

Aldis Birkans, Age 51

Mr. Birkans has served as the Company’s President since September 2024 and currently holds the same position at NBH Bank and BOJHT. Mr. Birkans previously served as the Company’s Chief Financial Officer from August 2018 to September 2024, and as the Company’s Treasurer from 2011 through February 2020. Mr. Birkans is a member of the boards of directors of NBH Bank and BOJHT, and is a member of the Trust Committee of the board of directors of BOJHT. Prior to joining the Company in 2011, Mr. Birkans was Vice President and Assistant Treasurer of M&I Bank, where he was responsible for capital management, investments, corporate liquidity and risk management related to the bank’s financial activities. In addition, prior to joining M&I Bank, Mr. Birkans was a Senior Vice President, Corporate and Investment Bank Treasury at Citigroup. Mr. Birkans holds a Master of Business Administration and a Bachelor’s degree in Economics and Finance.

John D. Steinmetz, Age 47

Mr. Steinmetz serves as the Company’s Executive Vice Chair and Executive Managing Director of Strategic Initiatives at NBH Bank, as well as a member of the board of directors of NBH Bank, roles he has held since January 7, 2026, the date of closing of the acquisition of Vista Bancshares, Inc. with and into the Company. In this role, Mr. Steinmetz leads the Texas and resort markets for NBH Bank, ensuring continuity while actively pursuing strategic expansion in high-growth regions. Prior to the acquisition, Mr. Steinmetz held various leadership roles with Vista Bancshares, Inc. and Vista Bank since joining the bank in 2007, most recently serving as Vice-Chairman and Chief Executive Officer of Vista Bancshares, Inc. and Vice Chairman, President and Chief Executive Officer of Vista Bank. In these roles, he oversaw all commercial and retail functions of Vista Bank while focusing on adding shareholder value. During his time at Vista Bank, he successfully led Vista Bank through a capital raise and complete rebrand allowing Vista Bank to expand throughout multiple Texas markets and Palm Beach, Florida. Under Mr. Steinmetz’s leadership, Vista Bank relocated its domicile to Dallas, Texas, where he led strong consistent organic growth while building a reputation for putting “people first.” Envisioning and leading the first banking and financial literacy ecosystem in the Fair Park community of South Dallas in over three decades, Mr. Steinmetz focused on teaching entrepreneurs to fish in a historically underserved community. Serving on the Texas Tech University System Board of Regents from 2011 – 2023, Mr. Steinmetz chaired the Finance and Audit Committee where he oversaw Texas Tech University’s two-billion-dollar annual operating budget and consistently fought to ensure college affordability for all students. Mr. Steinmetz is a past member of the Dallas Citizens Council's Board of Directors and Dallas Museum of Art's Finance Committee. He is currently a member of the Young Professionals Organization (YPO) Lonestar and Aspen chapters as well as the exclusive Chief Executives Organization. Mr. Steinmetz holds a Bachelor in Business Administration in Finance from the Texas Tech University Rawls College of Business.

Nicole L. Van Denabeele, Age 45

Ms. Van Denabeele has served as the Company’s Chief Financial Officer since September 2024 and currently holds the same position at NBH Bank and BOJHT. She is also a member of the boards of directors of NBH Bank and BOJHT and a member of the Trust Committee of BOJHT. Ms. Van Denabeele served as the Company’s Chief Accounting Officer from 2018 to September 2024 and concurrently served as President of Bank Midwest, a division of NBH Bank, from September 2020 to June 2024. Prior to joining the Company, Ms. Van Denabeele was Controller at the law firm of Polsinelli and before that, Senior Vice President, Assistant Controller at UMB Financial Corporation. In addition, prior to joining UMB, Ms. Van Denabeele was an audit manager at Deloitte. Ms. Van Denabeele is a Certified Public Accountant and holds a Master of Accounting and Information Systems and a Bachelor’s degree in Accounting and Business Administration.

Richard U. Newfield, Jr., Age 64

Mr. Newfield has served as the Company’s Chief Risk Management Officer since 2011 and currently holds the same position at NBH Bank and BOJHT. He currently serves on the Board of NBH Bank and BOJHT and is a member of the Trust Committee of BOJHT. Prior to joining NBH, Mr. Newfield was Head of Business Services Credit at Regions Bank, and prior to that he held various senior positions at Bank of America, including roles in risk management, credit, commercial banking, global bank debt and corporate marketing. He brings significant experience in the development and implementation of business models and integration of businesses during mergers. In addition, Mr. Newfield has led credit process reengineering initiatives, including risk and credit policy design, and other corporate governance initiatives. Mr. Newfield holds a Master of Business Administration and a Bachelor’s degree in Advertising.

Angela N. Petrucci, Age 49

Ms. Petrucci has served as the Company’s Chief Administrative Officer and General Counsel since July 2020. She is also Chief Administrative Officer at NBH Bank and BOJHT and previously served as General Counsel of NBH Bank and BOJHT from 2020 to September 2025. She currently oversees our BSA/AML and financial crimes, facilities and security, human resources, legal, marketing, and project management functions. She is a member of NBH Bank and BOJHT’s board of directors, and a member of the Trust Committee of the board of directors of BOJHT. She is also a member of the Colorado Bankers Association Government Affairs Committee. Prior to joining the Company in 2015, Ms. Petrucci was in-house counsel at Accenture, overseeing corporate governance and securities matters. Prior to that, she was an attorney at the law firm of Chapman and Cutler LLP in Chicago, IL. Before attending law school, Ms. Petrucci was a commercial banker at First Chicago Bank (now JP Morgan Chase). Ms. Petrucci brings significant experience in banking, corporate transactional, securities and corporate governance matters. Ms. Petrucci holds a Juris Doctorate and a Bachelor’s degree in Business Administration.

Daniel L. Sznewajs, Age 47

Mr. Sznewajs has served as the Company’s Chief Corporate Development Officer and Treasurer since January 2025. He holds the same positions at NBH Bank and BOJHT and serves on the boards of directors of NBH Bank and BOJHT. Mr. Sznewajs joined NBH in 2014 and has served in various capacities during his tenure at the Company, including overseeing financial planning and analysis, capital markets and NBH Ventures. Prior to joining NBH, Mr. Sznewajs was a Vice President in the Financial Institutions Group at Goldman, Sachs & Co. in New York City. He was previously a Commissioned Examiner at the FRB of Chicago in the Safety and Soundness Division where he specialized in capital markets. Mr. Sznewajs currently serves as an Advisory Board Member of the Young Americans Education Foundation and Young Americans Bank. He holds a Master of Business Administration and a Bachelor’s degree in Finance and Strategy.

Item 1A.    RISK FACTORS.

Risks Relating to General Economic and Market Conditions

Changes in general business and economic conditions as well as external events such as natural disasters, pandemics, cyberattacks, political instability, international trade policies, tariffs, severe weather or acts of war could materially and adversely affect us.

Our business and operations are sensitive to general business and economic conditions in the United States and in our core markets of Colorado, Kansas, Missouri, Texas, Utah, Wyoming, New Mexico, and Idaho. If the economies in our core markets, or the U.S. economy more generally, experience worsening economic conditions, including industry-specific conditions, we could be materially and adversely affected. Weak economic conditions may be characterized by inflation, fluctuations in debt and equity capital markets, including a lack of liquidity and/or depressed prices in the secondary market for mortgage loans, increased delinquencies on loans, residential and commercial real estate price declines, lower home sales and commercial activity, further or prolonged pressure on energy prices, and high unemployment. The U.S. and our core markets may experience these weak or worsening economic conditions due to the adverse economic effects of natural disasters, severe weather conditions, health emergencies or pandemics, cyberattacks, changes in international trade policies, tariffs, outbreaks of hostilities, terrorism or other geopolitical instabilities. All of these factors would be detrimental to our business. Our business is significantly affected by monetary and related policies of the U.S. federal government, its agencies and GSEs. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control and could have a material adverse effect on our financial condition and results of operations.

Interest Rate and Credit Risks

Our business is highly susceptible to credit risk and fluctuations in the value of real estate and other collateral securing such credit.

We are focused on growing our loan portfolio while adhering to our established underwriting standards and self-imposed concentration limits. However, as a lender, we are exposed to the risk that our clients will be unable to repay their loans according to their terms and that the collateral securing the payment of their loans (if any) may not be sufficient to assure repayment. In addition to the risk of borrowers being unable to pay their loans, other risks inherent in making any loan include, if applicable, the period of time over which the loan is repaid, risks relating to proper loan underwriting and guidelines, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers and risks resulting from uncertainties as to the future value of collateral. Similarly, we have credit risk embedded in our securities portfolio. Our credit standards, procedures and policies may not prevent us from incurring substantial credit losses.

A significant portion of our loan portfolio is secured by real estate and any deterioration in real estate values or credit quality or elevated levels of non-performing assets would ultimately have a negative impact on the quality of our loan portfolio. Although we require an appraisal of the property whenever we consider making a loan secured by real property, an appraisal is only an estimate of the value of the property at the time the appraisal is made and requires the exercise of a considerable degree of judgment. Subsequently, there is always a risk that the appraisal, due to unforeseen events, may not accurately reflect the amount that may be obtained upon sale or foreclosure of the property. A decline in residential real estate market prices and reduced levels of home sales could adversely affect the value of collateral securing mortgage loans resulting in greater charge-offs in future periods, as well as adversely impact mortgage loan originations and gains on sale of mortgage loans. In addition, a decline in commercial real estate values would likewise adversely affect the value of collateral securing certain commercial loans and result in greater charge-offs in future periods. Financial stress on borrowers as a result of job losses or other factors could have further adverse effects on borrowers that result in higher delinquencies and greater charge-offs in future periods, which could materially and adversely affect us. In addition, with heightened interest rates and inflationary pressures, our clients could be impacted by the rising costs of goods and services in their households and businesses, which may have a negative impact on their ability to repay their loans with us.

From time to time, we may hold a varying amount of OREO as a result of the foreclosure process where we take title to the real estate serving as collateral for our loans. While our OREO portfolio is smaller than it has been in recent years, our OREO balance is subject to change, which could negatively affect our earnings as a result of various expenses associated with OREO, including personnel costs, insurance and taxes, completion and repair costs, valuation adjustments and other expenses or potential environmental liabilities associated with property ownership, as well as funding costs associated with OREO assets.

Like other financial services institutions, our asset and liability structures are monetary in nature. Such structures are affected by a variety of factors, including changes in interest rates, which can impact our earnings, cash flows, and the value of financial instruments held by us and our mortgage business.

Like other financial services institutions, we have asset and liability structures that are monetary in nature and are directly affected by many factors, including domestic and international economic and political conditions, broad trends in business and finance, legislation and regulation affecting the national and international business and financial communities, monetary and fiscal policies, inflation, currency values, market conditions, the availability and terms (including cost) of short-term or long-term funding and capital, the credit capacity or perceived creditworthiness of clients and counterparties and the level and volatility of trading markets. Such factors can impact clients and counterparties of a financial services institution and may impact the value of financial instruments held by a financial services institution.

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

An MSR is the right to service a mortgage loan for a fee. Similarly, an SBA servicing right is the right to service SBA loans sold for a fee. We capitalize servicing rights when we originate mortgage or SBA loans and retain the servicing rights after we sell the loans. We carry servicing rights at the lower of amortized cost or estimated fair value. Fair value is the present value of estimated future net servicing income, calculated based on a number of variables, including assumptions about the likelihood of prepayment by borrowers. Changes in interest rates can affect prepayment assumptions. When interest rates fall, borrowers are more likely to prepay their mortgage loans by refinancing them at a lower rate. As the likelihood of prepayment increases, the fair value of our servicing rights can decrease. Each quarter we evaluate our servicing rights for impairment based on the difference between the carrying amount and fair value, and, if a temporary impairment exists, we establish a valuation allowance through a charge that negatively affects our earnings.

Liquidity and Capital Risks

We may not be able to meet the cash flow requirements of deposit withdrawals and other business needs unless we maintain sufficient liquidity.

We require liquidity to make loans and to repay deposit and other liabilities as they become due or are demanded by clients. We principally depend on checking, savings and money market deposit account balances and other forms of client deposits as our primary source of funding for our lending activities. If a substantial number of our clients withdraw their bank deposits as a result of a decline in overall depositor confidence, an increase in interest rates paid by competitors, general interest rate levels, higher returns being available to clients on alternative investments or general economic conditions, and our deposit levels decrease substantially, our cash on hand may not be able to cover such withdrawals or our other business needs, including amounts necessary to operate and grow our business. Furthermore, advancements in technology allow clients to withdraw or otherwise access funds very quickly, which could create additional demand for liquidity. This could require us to seek third-party funding or other sources of liquidity, such as asset sales. Our access to third-party funding sources, including our ability to raise funds through the issuance of additional shares of our common stock or other equity or equity-related securities, incurrence of debt, or federal funds purchased, may be impacted by our financial strength, performance and prospects and may also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry, all of which may make potential funding sources more difficult to access, less reliable and more expensive. We may not have access to third-party funding in sufficient amounts on favorable terms, or the ability to undertake asset sales or access other sources of liquidity, when needed or at all, which could materially and adversely affect us. While Cambr provides additional liquidity, as well as diversification of our sources of liquidity, increased concentration from program deposits or reliance on the Cambr program could have a material adverse effect on us.

We may want to raise additional capital in the future to support strategic growth initiatives, and such capital may not be available when desired or at all.

As a publicly traded company, a likely source of additional funds, should we desire for growth initiatives or otherwise, is the capital markets, accomplished generally through the issuance of equity, both common and preferred stock, and the issuance of debt. Our ability to raise additional capital, if desired, will depend on, among other things, obtaining and maintaining a favorable rating, conditions in the capital markets at that time, which are outside of our control, and our financial performance.

We cannot provide any assurance that access to such capital will be available to us on acceptable terms or at all. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of debt purchasers or counterparties participating in the capital markets, may materially and adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. If we need to raise capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital and would then have to compete with those institutions for investors. The inability to raise additional capital on acceptable terms when needed could have a materially adverse effect on our business, financial condition or results of operations.

Risks from Accounting and Other Estimates

The fair value of our investment securities can fluctuate due to market conditions outside of our control.

We have historically taken a conservative investment strategy with our securities portfolio, with concentrations of securities that are primarily backed by GSEs. A portion of our other securities portfolio is comprised of non-liquid fund investments and direct investments in our fintech partners. Other securities also include direct investments in convertible preferred stock, which is carried at cost. We periodically evaluate our other securities investments for impairment. The results of testing our investments for potential impairment may be adversely affected by a variety of factors, including market conditions, regulatory expectations, general economic conditions and unfavorable changes in the businesses underlying the investments, which may lead to a partial or full impairment of our fintech investments. Impairments or write-downs of these assets may result in charges that adversely affect our results of operations.

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

Our investments in 2UniFi and other fintechs and initiatives subject us to material financial, reputational and strategic risks.

Our investments in various financial technology companies, both directly through our development of 2UniFi (which is included within premises and equipment, net on our balance sheet) and indirectly through passive investments (which are included within other securities on our balance sheet), may have a significant impact on our results of operations or financial condition.

The vision for 2UniFi is an integrated and seamless financial marketplace that will increase access to financial services while reducing the cost of banking services. After several years of development, 2UniFi had its initial launch in 2025 with two essential capabilities for small business owners. Development of further capabilities is needed for the platform to reach its full potential and may require additional investment or a strategic partner.

Additionally, the financial technology companies in which we invest are often early stage companies and have the need for substantial additional capital to support expansion or to achieve or maintain a competitive position. Less established companies tend to have lower capitalization and fewer resources and, therefore, are often more vulnerable to financial failure. These companies may be dependent upon the success of one product or service, a unique distribution channel, or the effectiveness of a manager or management team. The failure of this one product, service or distribution channel, or the loss or ineffectiveness of a key executive or executives within the management team may have a materially adverse impact on such companies, which in turn could adversely impact our investment in 2UniFi or these other passive investments.

The possibility that 2UniFi or the other companies in which we invest will not be able to commercialize their technology or product concept presents a risk that our investment may become impaired. Additionally, although 2UniFi and some of these companies may have a commercially successful product or product line, technology products and services often have a more limited market or life span than products in other industries. Thus, the ultimate success of these companies may depend on their ability to continually innovate in increasingly competitive markets. 2UniFi, as well as most of the companies in which we invest, will require additional capital to satisfy their continuing growth and working capital requirements. With respect to 2UniFi, the Company is continuing to evaluate the allocation of additional capital or other alternative paths, including potential strategic partnerships. With respect to the Company’s passive investments, each round of venture financing is typically intended to provide a company with enough capital to reach the next stage of development. The circumstances or market conditions under which such companies will seek additional capital are unpredictable. It is possible that one or more of such companies will not be able to raise additional financing or may be able to do so only at a price or on terms which are unfavorable.

Additionally, with respect to our passive investments, where we have the ability to exercise significant influence but not control over the operating and financial policies of the investee, such investments are accounted for using the equity method of accounting. Although we are unable to control such companies, where these investments are accounted for under the equity method, we increase or decrease our investment by our proportionate share of the investee’s net income or loss.

Our allowance for credit losses and fair value adjustments may prove to be insufficient to absorb losses inherent in our loan portfolio.

The Company measures its ACL using ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The CECL impairment model requires an estimate of expected credit losses for financial assets measured over the contractual life of an instrument based on historical experience, current conditions and reasonable and supportable forecasts. The standard provides significant flexibility and requires a high degree of judgment in order to develop an estimate of expected lifetime losses. Providing for lifetime losses for our loan portfolio is a change to the previous method of providing allowances for loan losses that are probable and incurred. It may also result in even small changes to future forecasts having a significant impact on the allowance, which could make the allowance more volatile, and regulators may impose additional capital buffers to absorb this volatility.

The determination of the appropriate level of the ACL inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding our loans, identification of additional problem loans by us and other factors, both within and outside of our control, may require an increase in the ACL. If the real estate markets deteriorate, we expect that we will experience increased delinquencies and credit losses, particularly with respect to construction, land development and land loans. In addition, our regulators periodically review our ACL and may require an increase in the allowance for credit losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the ACL, we will need additional provisions to increase the allowance for credit losses. Any increases in the ACL will result in a decrease in net income and capital and may have a material adverse effect on our financial condition.

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

Risks Related to our Operations

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

We provide our clients with the ability to bank remotely. The secure transmission of confidential information over the internet and other remote channels is a critical element of remote banking.

Our systems and network are subject to ongoing cyber incidents such as unauthorized access, loss or destruction of data, account takeovers, denial of services attacks or general unavailability of service, computer viruses or other malicious code, phishing schemes, ransomware and other similar events. Third parties with whom we do business are also sources of cybersecurity risks. We have spent and may be required to spend additional significant capital and other resources to protect against the threat of security incidents or breaches, or to alleviate problems caused by potential security breaches or viruses. Given the increasingly high volume of our transactions, certain errors may be repeated or compounded before they can be discovered and rectified.

To the extent that our activities or the activities of our clients involve the storage and transmission of confidential information, security breaches and viruses could cause serious negative consequences, including reputational damage, litigation exposure and regulatory scrutiny, and could result in a violation of applicable privacy and data protection laws or other breach reporting obligations. Any inability to prevent security breaches or computer viruses could also cause prospective and existing clients to lose confidence in our systems and could materially and adversely affect us. Our risk and exposure to these matters remain heightened because of the evolving nature and complexity of the threats from organized cybercriminals and hackers, and our plans to continue to provide digital banking products and services to our clients.

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

We also face risks related to cyberattacks and other security breaches in connection with credit or debit card, including ATM-related, transactions that typically involve the transmission of sensitive information regarding our clients through various third parties, including merchant acquiring banks, payment processors, payment card networks (e.g., Visa, MasterCard) and our third-party processors. Some of these parties have in the past been the target of security breaches and cyberattacks, and because the transactions involve third parties and environments such as the point of sale that we do not control or secure, future security breaches or cyberattacks affecting any of these third parties could impact us through no fault of our own, and in some cases we may have exposure and suffer losses for breaches or attacks relating to them. We also rely significantly on numerous other third-party service providers to conduct other aspects of our business operations and face similar risks relating to them. While many of our agreements with third parties contain indemnification provisions and insurance requirements, we may not be able to recover sufficiently, or at all, under the provisions to offset any losses we may incur from third-party cyber incidents.

We are highly dependent on the internet, cloud technologies and third-party providers. Systems failures or interruptions could have a material adverse effect on our results of operations or financial condition.

Our business is highly dependent on the increasing use of the internet, mobile devices and cloud technologies. Further, we have and will continue to be subject to an increasing risk of operational disruption and information security incidents as a result. These events can arise from a variety of sources, many of which are not under our control because of our reliance on third-party vendors and technology systems and outsourcing services for key processes including data processing, loan servicing and deposit processing; and for key services including internet, and mobile technology. Potential causes for incidents may include human error, electrical or telecommunication outages, software and hardware failures, and malicious activity. Any of these events could cause interruption to the Company’s operations, as well as the operations of our clients. If significant, sustained or repeated, these events could compromise our ability to operate effectively, damage our reputation, result in a loss of client business, and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on our results of operations or financial condition.

Our business may be adversely affected by an increasing prevalence of fraud and other financial crimes.

As a financial institution, we may be the target of fraudulent activity that may result in financial losses to us, our associates or our clients, privacy breaches against our clients or damage to our reputation and regulatory relationships. Such fraudulent activity may take many forms, including account takeovers, check fraud, electronic fraud such as phishing, wire fraud, unauthorized intrusion into or use of our systems, ATM skimming or jackpotting, and other dishonest acts. Nationally, reported incidents of fraud and other financial crimes have increased. In addition, the widespread use of artificial intelligence also has increased potential for fraud and misuse. While we have also experienced losses due to apparent fraud or other crimes, we continue to implement and maintain robust policies, procedures, fraud detection tools, and trainings to prevent such losses. Accordingly, we have had limited losses due to fraud; however, such measures may not be able to prevent significant financial losses as a result of fraudulent activity in the future.

We face significant competition from other financial institutions and financial services providers, both traditional and otherwise, which may materially and adversely affect us.

Consumer and commercial banking is highly competitive. Our markets contain a large number of community and regional banks as well as a significant presence of the country’s largest commercial banks. We compete with other state and national financial institutions, including savings and loan associations, savings banks and credit unions, for deposits and loans. In addition, we compete with financial intermediaries, such as consumer finance companies, mortgage banking companies, securities firms, trust companies, mutual funds and several government agencies, as well as major retailers, in providing various types of loans and other financial services. Furthermore, the industry may become increasingly competitive due to the increasing participation of fintechs in traditional banking activities – or even securing their own bank charters – as well as disruption to the banking industry due to the GENIUS Act. Some of these competitors have a long history of successful operations in our markets, greater ties to local businesses and more expansive banking relationships, as well as better established depositor bases. Some of our competitors also have greater resources and access to capital and possess an advantage by being capable of maintaining numerous banking locations in more convenient sites, operating more ATMs and conducting extensive promotional and advertising campaigns, operating a more developed online banking platform, or otherwise having more expertise with new fintech operations or systems. Competitors may also exhibit a greater tolerance for risk and behave more aggressively with respect to pricing in order to increase their market share. In addition, the effects of disintermediation can also impact the banking business because of the fast-growing body of fintechs that use software to deliver mortgage lending, payment services and other financial services. We expect competition to intensify due to financial institution consolidation, technological and regulatory changes, the emergence of alternative banking services and service providers, and new participants in the industry.

Our ability to compete successfully depends on a number of factors, including, among others:

•

the ability to develop, maintain and build upon long-term client relationships based on quality service, effective and efficient products and services, high ethical standards and safe and sound assets;

•	the scope, relevance and pricing of products and services offered to meet client needs and demands and changes in regulations that impact our products or services;
•	the rate at which we introduce new products and services, including internet-based or other digital services, relative to our competitors;

•	the ability to attract and retain highly qualified associates to operate our business;
•	the ability to expand our market position;
•	client satisfaction with our level of service;
•	the ability to invest in or leverage new technologies such as artificial intelligence and those relative to our digital banking platform;
•	the ability to operate our business effectively and efficiently; and
•	industry and general economic trends.

An important and growing portion of our business is dependent upon U.S. federal government programs, and we face specific risks associated with originating loans under these programs, such as changes in the requirements to participate in these programs, the impact of budget appropriations and prolonged government shutdowns.

We originate loans under programs administered by U.S. federal agencies, including the SBA and the HUD through FHA insurance programs. Our SBA lending program is an important and growing part of our business and depends on our continued participation in the SBA Preferred Lender Program, which enables our clients to obtain SBA loans without being subject to the potentially lengthy SBA approval process necessary for lenders that are not otherwise SBA Preferred Lenders. The SBA periodically reviews the lending operations of participating lenders to assess, among other things, whether the lender exhibits prudent risk management. If deficiencies are identified, the SBA may require corrective actions or impose sanctions, including revocation of our SBA Preferred Lender status, which could adversely affect our ability to originate SBA loans.

Similarly, our FHA origination and services business requires compliance with applicable HUD and FHA requirements and guidelines. If we were to violate these requirements and guidelines, or other applicable laws, or if the FHA loans we originate show a high frequency of loan defaults, we could be subject to monetary penalties, indemnification claims, or loss of eligibility to participate in FHA programs. Any inability to engage in our commercial FHA or SBA origination and servicing business would lead to a decrease in our net income.

In addition, both SBA and FHA programs are subject to budget appropriations. Disagreement over the U.S. federal budget has caused the U.S. federal government to shut down for periods of time in recent years. Prolonged government shutdowns or funding delays could materially disrupt our ability to originate and service loans under these programs or negatively impact the financial performance of certain clients and their access to certain loan and guaranty programs, which could have a material adverse effect on our business, financial condition and results of operations.

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

Furthermore, various consumer lending laws have been adopted to prohibit or restrict certain practices such as steering borrowers away from more affordable products, repeatedly refinancing loans and making loans without a reasonable expectation that the borrowers will be able to repay the loans irrespective of the value of the underlying property. Despite our efforts to comply with such laws, we may still face liability with respect to our lending and loan investment activities.

These laws increase our cost of doing business, and if regulators impose new or more restrictive requirements, we may incur significant additional costs to comply with such requirements or such requirements may negatively impact our revenues, which may further adversely affect us. Our failure to comply with these laws and regulations could possibly lead to: civil and criminal liability; damage to our reputation in the industry; fines and penalties and litigation, including class action lawsuits; and administrative or regulatory enforcement actions. Any of these outcomes could materially and adversely affect us. There is also uncertainty regarding what legislative or regulatory changes may occur as a result of changes in government leadership resulting from elections, or, if changes occur, the ultimate effect they would have upon our financial condition or results of operations.

We may be required to repurchase mortgage loans or reimburse investors and others as a result of breaches in contractual representations and warranties.

We sell residential mortgage loans to various parties, including GSEs and other financial institutions that purchase mortgage loans for investment or private label securitization. The agreements under which we sell mortgage loans and the insurance or guaranty agreements with the FHA and U.S. Department of Veterans Affairs contain various representations and warranties regarding the origination and characteristics of the mortgage loans, including ownership of the loan, compliance with loan criteria set forth in the applicable agreement, validity of the lien securing the loan, absence of delinquent taxes or liens against the property securing the loan, fraudulent documentation and compliance with applicable origination laws. If any of these items prove defective or insufficient, we may be required to repurchase mortgage loans, indemnify the investor or insurer, or reimburse the investor or insurer for credit losses incurred on loans in the event of a breach of contractual representations or warranties that is not remedied within a period (usually 90 days or less) after we receive notice of the breach. Contracts for mortgage loan sales to the GSEs include various types of specific remedies and penalties that could be applied to inadequate responses to repurchase requests. Similarly, the agreements under which we sell mortgage loans require us to deliver various documents to the investor, and we may be obligated to repurchase any mortgage loan as to which the required documents are not delivered or are defective. We also may see increased rates of repurchase or indemnification demands or indemnification as a result of self-reporting of identified errors in our mortgage loan portfolio. For instance, in 2022, as part of our normal review process, we discovered irregularities in mortgage loan applications in one of our offices that prompted an internal investigation. While we do not expect the matter to materially or adversely affect our business or financial condition or results, certain loan files may still be under review by outside stakeholders.

We establish a mortgage repurchase liability related to the various representations and warranties that reflect management's estimate of losses for loans which we have a repurchase obligation. Our mortgage repurchase liability represents management’s best estimate of the probable loss that we may expect to incur for the representations and warranties in the contractual provisions of our sales of mortgage loans. Because the level of mortgage loan repurchase losses depends upon economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of the liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment. If economic conditions and the housing market deteriorate or future investor repurchase demand and our success at appealing repurchase requests differ from past experience, we could experience increased repurchase obligations and increased loss severity on repurchases, requiring additions to the repurchase liability. Furthermore, such breaches in contractual representations and warranties could adversely affect our reputation.

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

Risks Relating to our Growth Strategy

We may not be able to effectively manage our strategic growth or other expansionary activity.

Our expansionary activity, whether through de novo branching, acquisitions (including Vista), organic growth or the implementation of our digital banking strategy, including through the launch of 2UniFi, has placed, and may continue to place, significant demands on our operations and management. The success of our expansionary activity is dependent upon our ability to:

•

continue to implement and improve our operational, credit, financial, legal, management, compliance and other internal risk controls and processes and our reporting systems and procedures in order to manage a growing number of client relationships;

•	implement and scale our 2UniFi platform, Cambr deposit gathering platform and other new technologies;
•	integrate our acquisitions and develop consistent policies throughout the various lines of businesses;
•	attract and retain the client base; and
•	attract and retain management talent.

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

Failure to keep pace with technological change could adversely affect our business, and our digital growth strategy may subject us to additional operational, strategic, reputational or regulatory risks.

The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. Our future success will depend, in part, upon our ability to continue to address the needs of our clients by using innovative technologies to provide products and services that will satisfy client demands for convenience and security, as well as to create additional efficiencies in our operations. The implementation of such new technologies may expose us to additional operational, financial, operational, strategic, reputational and regulatory compliance risks.

New technology-driven products and services are rapidly being introduced throughout the financial services industry, often through fintechs. We have made and will continue to make investments in and also partner with third-party fintechs in connection with our digital growth strategy and the digital solution, 2UniFi. Our investments may include companies that may be unseasoned, unprofitable or have no established operating histories or earnings and may lack technical, marketing, financial and other resources and are therefore more vulnerable to financial failure. The innovations these companies develop for utilization by 2UniFi may prove more difficult to successfully integrate into our existing operations. We may be required to employ and maintain qualified personnel as our business expands into new and expanding markets, and we may be required to install additional operational and control systems to manage fraud, operational, legal and regulatory compliance risks. Any failure to successfully manage this integration may adversely affect our timeline for our digital strategy, future financial condition and results of operations. Additionally, new or evolving regulations impacting the companies and technologies we have invested in may impact our digital growth and our ability to satisfy our clients’ demands for digital offerings in the 2UniFi ecosystem.

Integrating Vista may be more difficult, costly or time consuming than expected, and we may fail to realize the anticipated benefits and cost savings of the acquisition.

On January 7, 2026, the Company acquired Vista. The success of the acquisition will depend, in part, on the ability to realize the anticipated cost savings from combining our business with Vista’s business. To realize the anticipated benefits and cost savings from the acquisition, we must successfully integrate and combine our businesses in a manner that permits those cost savings to be realized. If we are not able to successfully achieve these objectives, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected. In addition, the actual cost savings and anticipated benefits of the acquisition could be less than anticipated, and integration may result in additional unforeseen expenses.

It is possible that the integration process could result in the loss of key associates, the disruption of our ongoing business, operational failures, inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, depositors or associates or the inability to achieve the anticipated benefits and cost savings of the acquisition. Integration efforts between the two companies may also divert management attention and resources. These integration matters could have an adverse effect on us for an undetermined period after completion of the acquisition.

Our acquisitions generally will require regulatory approvals and failure to obtain such approvals would restrict our growth plans.

We intend to continue to complement and expand our business by pursuing strategic acquisitions of financial services franchises. Generally, any acquisition of target financial institutions, banking centers or other banking assets by us will require approval by, and cooperation from, a number of governmental regulatory agencies, including the Federal Reserve, the Colorado Division of Banking and the Wyoming Division of Banking. In acting on applications, our banking regulators consider, among other factors:

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

If we are unable to identify and consummate attractive acquisitions, or continue to increase loans through organic loan growth, we may be unable to successfully implement our growth strategy, and our results of operations and financial condition could be materially and adversely affected.

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

Projected operating results for businesses acquired by us, inclusive of Vista, may be inaccurate and may vary significantly from actual results. To the extent that we make future acquisitions, we may not be able to realize the value we predict from these assets or make sufficient provision for future losses in the value of, or accurately estimate the future write-downs to be taken in respect of, these assets.

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

We are subject to extensive regulation, supervision, executive orders and legislation by federal and state regulators and bodies, that govern almost all aspects of our operations. Intended to protect clients, depositors and the DIF, these laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which we can engage (including foreclosure and collection practices), limit the dividends or distributions that we can pay, restrict the ability of institutions to guarantee our debt, and impose certain specific accounting requirements on us that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than GAAP. Compliance with laws and regulations, including the effects of the Dodd-Frank Act, can be difficult and costly, and changes to laws and regulations often impose additional compliance costs.

We may face various risks related to the extensive government regulation and supervision of our business, including by our current federal and state regulators, as well as other government entities that may become our regulators in the future. These risks include pending and future laws, executive orders and regulations that may adversely impact our business, as well as supervisory and other actions that may be taken against us by our regulators. The legislative, regulatory and supervisory environment is beyond our control, may change rapidly and unpredictably, and may negatively influence our revenue, costs, earnings, growth, liquidity and capital levels. Our failure to comply with these laws and regulations, or effectively navigate this complex regulatory or supervisory landscape, even if the failure follows good faith effort or reflects a difference in interpretation, could negatively impact our revenues or subject us to restrictions on our business activities, fines and other penalties, or damage to our regulatory ratings, or client perception , any of which could materially and adversely affect us.

We will be subject to increased regulation and regulatory scrutiny now that our total consolidated assets exceed $10 billion, which could impede or delay our ability to execute on our business plans.

Federal law imposes heightened requirements on bank holding companies and depository institutions that exceed $10 billion in total consolidated assets. In addition to its prudential regulator, an insured depository institution with $10 billion or more in total assets is subject to supervision, examination, and enforcement with respect to consumer protection laws by the CFPB. Additionally, other regulatory requirements apply to insured depository institution holding companies and insured depository institutions with $10 billion or more in total consolidated assets, please refer to Part I, Item 1-Supervision and Regulation. Further, deposit insurance assessment rates are calculated differently, and may be higher, for insured depository institutions with $10 billion or more in total consolidated assets.

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

As of December 31, 2025, we had total assets of approximately $9.9 billion; however, with the closing of the acquisition, our assets now exceed $10 billion and will continue to exceed this threshold in 2026. When our assets remain above this threshold for the statutorily required time period, we may – notwithstanding recent actions taken regarding the CFPB – become subject to heightened regulatory and financial impacts as a result of CFPB oversight. We have incurred and will continue to incur additional costs to implement processes, procedures, and monitoring of compliance with these increased regulatory requirements and may lose revenue due to no longer qualifying for the foregoing exemption with respect to debit interchange fees. The effect of any presently contemplated or future changes in the laws or regulations or their interpretations is uncertain, especially with respect to the current administration’s regulatory position. The results or implementation of these changes could be materially adverse to the Company’s investors and its results of operations.

The Federal Reserve may require us to commit capital resources to support our subsidiary banks.

As a matter of policy, the Federal Reserve, which examines us and our subsidiaries, expects a bank holding company to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. In addition, the Dodd-Frank Act directs the federal bank regulators to require that all companies that directly or indirectly control an insured depository institution serve as a source of strength for the institution. Under this requirement, we could be required to provide financial assistance to our subsidiary banks should our subsidiary banks experience financial distress.

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

Our ability to execute our capital allocation strategy, including paying dividends or repurchasing shares, is subject to regulatory limitations.

Our ability to declare and pay dividends depends both on the ability of our bank subsidiary to pay dividends to us and on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends. Because we are a separate legal entity from our bank subsidiary and we do not have significant operations of our own, any dividends paid by us to our shareholders would have to be paid from funds at the holding company level that are legally available therefor. However, as a bank holding company, we are subject to general regulatory restrictions on the payment of cash dividends. Federal bank regulatory agencies have the authority to prohibit bank holding companies from engaging in unsafe or unsound practices in conducting their business, which depending on the financial condition and liquidity of the holding company at the time, could include the payment of dividends or the repurchase of shares. Additionally, various federal and state statutory provisions limit the amount of dividends that our bank subsidiary can pay to us as its holding company without regulatory approval.

We have pursued a strategy of capital management under which we have sought to deploy capital through stock repurchases and dividends on our common stock, in a manner that is beneficial to our stockholders. Our stockholders are only entitled to receive such dividends as our board of directors may declare in its unilateral discretion. We are not required to pay dividends on, or effect repurchases of, our common stock and may reduce or eliminate our common stock dividend and/or share repurchases after considering, among other things, our historical and projected financial condition, liquidity and results of operations, capital levels, tax considerations, statutory and regulatory prohibitions and other limitations, general economic conditions and other factors deemed relevant by our board of directors. Accordingly, we may not continue paying dividends on, or repurchase shares of, our common stock at current levels or at all. A reduction or discontinuance of dividends on our common stock or our shares repurchases could have a material adverse effect on the market price of our common stock.

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

Federal and state banking agencies periodically conduct examinations of our business, including compliance with laws and regulations. If, as a result of an examination, a federal or state banking agency were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we or our management was in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order or other regulatory enforcement action that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess criminal or civil monetary penalties against our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance. If we become subject to such regulatory actions, we could be materially and adversely affected.

We are subject to the CRA and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.

The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The DOJ and other federal agencies are responsible for enforcing these laws and regulations. A successful challenge to our performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, and restrictions on expansion activity. In such instance, private parties may also have the ability to challenge our performance under fair lending laws in private class action litigation. Any of these actions could have a material and adverse impact on our business, financial condition and results of operations.

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

General Risk Factors

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

Item 1B.    UNRESOLVED STAFF COMMENTS.

None

Item 1C.    CYBERSECURITY.

Risk Management and Strategy

Our risk management program is designed to identify, assess, manage, and mitigate risks across various aspects of our Company, including, but not limited to, financial, operational, regulatory, and legal. Cybersecurity is a critical component of this program, given the increasing reliance on technology and potential of cyber threats.

The Company’s cybersecurity risk management program is designed to ensure the Company’s data, information systems, networks and devices are appropriately protected from a variety of threats and that our third parties with access to the Company’s data take similar precautions. The Company’s cybersecurity risk management program consists of a layered cybersecurity approach and is organized pursuant to prevailing guidance such as the Federal Financial Institutions Examination Council, including its underlying handbooks and assessment tools, and incorporates guidance issued by the National Institute of Standards and Technology and the Cybersecurity Infrastructure and Security Agency. Regular risk assessments are conducted to validate control requirements and ensure that the Company’s information is protected at a level commensurate with its sensitivity and value. Preventative and detective security controls are employed on all media where information is stored, the systems that process it, and infrastructure components that facilitate its transmission to ensure the confidentiality, integrity, and availability of Company information. These controls include, but are not limited to, access control, data encryption, data loss prevention, incident response, security monitoring, third-party risk management, and vulnerability management.

The Company’s cybersecurity risk management program and strategy are regularly assessed by consultants, regulatory authorities, and external auditors. The Company’s Enterprise Risk Management department also plays a crucial role in monitoring the program by internally conducting regular cyber maturity assessments. Cybersecurity processes are adjusted as needed based on the information gathered from these internal and external assessments to ensure that the program is aligned with the Company’s business objectives, is designed to address evolving cybersecurity threats, satisfies regulatory requirements, and conforms with industry standards.

The Company, through its Enterprise Risk Management, Enterprise Technology, and Internal Audit departments, actively maintains and monitors various systems, controls and surveillance measures that are intended to mitigate cybersecurity risks including:

●	Layered security controls monitoring traffic to and within the Company that identify and block suspicious activity, with system configurations that align with industry best practices.
●	Preventative and detective controls to identify adverse internal and external trends and analyze the Company’s response mechanisms.
●	Annual network and penetration testing by reputable third parties to evaluate the Company’s suite of security controls and tools and identify potential vulnerabilities.
●	Regular cybersecurity and information security awareness training for associates, supplemented with recurring social engineering tests.
●	Conducting regular cyber maturity assessments to ensure the Company is prepared to manage and respond to cybersecurity threats.
●	An incident response plan that outlines the steps the Company will take to respond to a cybersecurity incident, which is tested on a periodic basis.
●	Recurring audit and oversight of all critical third parties within the Company’s digital ecosystem to identify risks and adverse trends and monitor their compliance with our cybersecurity requirements.
●	Use of external subject matter experts to provide threat intelligence and updates on trends and emerging schemes.
●	Annual risk and self-assessments against established industry frameworks to ensure best practices are in place and the Company’s risk assessment continues to evolve.

●	Carrying out regular trainings and tests, including phishing simulation tests, to ensure the Company’s associates remain vigilant with regards to cybersecurity threats.
●	Annual testing from a business continuity perspective, including annual business impact analysis reviews, annual testing of all critical departments, systems and third parties, and established back-up, replication, and restoration to help ensure continuity of operations.

Our internal systems, processes, and controls are designed to mitigate loss from cyberattacks and, if necessary, remediate any potential damage. While we have experienced cybersecurity incidents in the past, to date, risks from cybersecurity threats have not materially affected the Company’s business, financial condition, and results of operations. However, the sophistication of cyber threats continues to increase, and the Company’s cybersecurity risk management and strategy may be insufficient or may not be successful in protecting against all cyber incidents. Accordingly, no matter how well designed or implemented the Company’s controls are, it will not be able to anticipate all cybersecurity breaches, and it may not be able to implement effective preventive measures against such security breaches in a timely manner. For more information on how cybersecurity risk may materially affect the Company’s business strategy, results of operations or financial condition, please refer to Part 1, Item 1A-Risk Factors.

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

The Company’s Chief Risk Management Officer reports directly to the CEO and chairs the Company’s management-level Enterprise Risk Management Committee, through which the Company’s executive team manages and oversees the Company’s entire risk management program, including cybersecurity risk management. In addition, the Company’s CISO reports directly to the Chief Risk Management Officer and works in tandem with the Company’s Enterprise Technology Department. The Enterprise Technology department is responsible for the Company’s information systems and for building and maintaining cybersecurity defenses within the Company’s technology systems. The Company’s CTO reports directly to the CEO and leads the Enterprise Technology Department. Collectively, the Enterprise Technology and Enterprise Risk Management Departments work together to oversee the day-to-day management and implementation of the Company’s cybersecurity risk management program.

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

The Company’s CISO has over 15 years of prior work experience, which includes managing information security and operational risk, developing cybersecurity strategy and incident responses, implementing effective information and cybersecurity programs, preventing fraud and social engineering, and ensuring business continuity and proper third-party management. The Company’s CTO has over 25 years of prior work experience in cybersecurity and data center management and design, 16 years of which has been devoted to the financial and banking sectors. The Enterprise Technology Department is comprised of a team of subject matter experts in security operations, network architecture, cyber and information security governance and cybersecurity/network operations.

Item 2.       PROPERTIES.

Our principal executive offices are located in the Denver Tech Center area immediately south of Denver, Colorado and cover approximately 47,000 square feet. We also have approximately 57,000 square feet of office and operations space in Kansas City, Missouri. At December 31, 2025, we operated 36 banking centers in Colorado, 21 in Missouri, 11 in Kansas, eight in

Wyoming, seven in Utah, two in Texas, four in New Mexico and two in Idaho. Of these banking centers, 66 were owned and 25 locations were leased.

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

Item 4.       MINE SAFETY DISCLOSURES.

None.

PART II

Item 5.       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Registrant’s Common Equity

Shares of the Company’s common stock are traded on the New York Stock Exchange under the symbol “NBHC.” The Company had 443 shareholders of record as of February 19, 2026. Management estimates that the number of beneficial owners is significantly greater.

Performance Graph

The following graph presents a comparison of the Company’s performance to the indices named below. It assumes $100 invested on December 31, 2020, with dividends invested on a total return basis.

	Period Ending
Index	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
NBHC	100.00	137.05	134.10	122.26	145.60	132.58
KBW Regional Banking Index	100.00	136.65	127.19	126.69	143.42	152.74
Russell 2000 Index	100.00	114.78	91.30	106.71	119.00	134.23

Issuer Repurchases

The following table sets forth information about our repurchases of our common stock during the fourth quarter of 2025:

				Maximum
			Total number of	approximate dollar
			shares purchased	value of shares
			as part of publicly	that may yet be
	Total number	Average price	announced plans	purchased under the
Period	of shares purchased	paid per share	or programs	plans or programs(2)
October 1 - October 31, 2025(1)	5,965	$37.54	—	$36,965,883
November 1 - November 30, 2025	57,495	36.99	57,495	34,839,070
December 1 - December 31, 2025	—	—	—	34,839,070
Total	63,460	37.04	57,495

(1)

Represents shares purchased pursuant to the Company’s stock incentive plans at the then current market value in satisfaction of stock option exercise prices, settlements of restricted stock and tax withholdings.

(2)

On May 9, 2023, the Company announced a program to repurchase up to $50.0 million of the Company’s common stock from time to time in either the open market or through privately negotiated transactions in accordance with applicable regulations of the SEC, as authorized by the Board of Directors. During the three months ended December 31, 2025, the Company repurchased 57,495 shares of common stock for $2.1 million at a weighted average price per share of $36.99. The remaining authorization under the 2023 program as of December 31, 2025 was $34.8 million. No time limit had been set for completion of the program as of December 31, 2025. On January 27, 2026, the Company announced that its Board of Directors authorized a new stock repurchase program under which the Company may repurchase up to $100.0 million of its Common Stock from time to time in the open market or in privately negotiated transactions in accordance with applicable regulations of the Securities and Exchange Commission. This new program replaces in its entirety the stock repurchase program that was authorized by the Board of Directors on May 9, 2023.

Item 6.       [RESERVED]

Item 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes as of and for the years ended December 31, 2025, 2024, and 2023, and with the other financial and statistical data presented in this annual report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that may cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the section entitled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” and should be read herewith.

Management’s discussion focuses on 2025 results compared to 2024. For a discussion of 2024 results compared to 2023, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

All amounts are in thousands, except share and per share data, or as otherwise noted.

Overview

Our focus is on building relationships by creating a win-win scenario for our clients and our Company. We believe in providing solutions and services to our clients that are based on fairness and simplicity. We have established a solid financial services franchise with a sizable presence for deposit gathering and building client relationships necessary for growth. We have executed on strategic acquisition opportunities to expand our presence in attractive markets and to diversify our revenue streams. Additionally, we are innovating through 2UniFi with the goal of delivering a comprehensive digital financial ecosystem for our clients. We are focused on providing small- and medium-sized businesses with alternative digital access to address borrowing, depository and cash management needs, while also providing information management and access to digital payment tools, under the safety of a regulated bank. We believe that our established presence in our core markets of Colorado, the greater Kansas City region, Texas, Utah, Wyoming, New Mexico and Idaho, as well as our ongoing investment in digital solutions and strategic acquisitions, position us well for growth opportunities. As of December 31, 2025, we had $9.9 billion in assets, $7.4 billion in loans, $8.3 billion in deposits, $1.4 billion in equity and $1.3 billion in assets under management in our trust and wealth management business.

Operating Highlights

Strategic execution

●

The Company closed the acquisition of Vista on January 7, 2026, which further strengthens the Company’s presence in Texas, acquiring banking centers in Dallas-Ft. Worth, Austin, and Lubbock, as well as one banking center in Palm Beach, Florida. At December 31, 2025, Vista held $2.5 billion in total assets, $1.9 billion in loans and $2.2 billion in deposits. The aggregate consideration paid at the time of acquisition was $377.7 million, consisting of $89.0 million in cash with the remainder paid in 7.3 million shares of NBHC common stock, based on the closing price of $39.51 on January 6, 2026. The system conversion for this transaction will be completed during the third quarter of 2026.

●

At December 31, 2025, common book value per share was $36.67. Tangible common book value per share increased $2.52, or 10.0%, to $27.80, during the year ended December 31, 2025, primarily driven by the year’s earnings.

●

In July 2025, the Company launched the initial phase of 2UniFi, an innovative financial ecosystem built to empower business entrepreneurs with treasury management depository capabilities and a streamlined SBA loan offering. In conjunction with the continued investment in the 2UniFi buildout, the Company incurred $21.6 million and $13.0 million of non-interest expense during the years ended December 31, 2025 and 2024, respectively, primarily within salaries and benefits, occupancy and equipment, and professional fees.

●	During the year ended December 31, 2025, the Company repurchased 416,795 shares of common stock for $15.2 million at a weighted average price per share of $36.40 as part of our capital strategy.
●

The Company prudently manages liquidity and maintains a profile focused on core deposits and stable, long-term and diversified funding sources, including access to Cambr platform deposits. The Company maintains an investment portfolio with a short average duration and targets a neutral interest rate position.

Profitability and returns

●

Net income totaled $109.6 million, or $2.85 per diluted share, for the year ended December 31, 2025, compared to net income of $118.8 million, or $3.08 per diluted share, for the year ended December 31, 2024. During the year ended December 31, 2025, acquisition-related expenses totaled $7.2 million. During 2025 and 2024, the Company sold $57.8 million and $132.1 million, respectively, of AFS investment securities on the open market as part of the Company’s strategic balance sheet management resulting in pre-tax losses of $3.3 million and $6.6 million, respectively. Adjusting for the items above, net income totaled $117.6 million and $123.9 million, and diluted earnings per share totaled $3.06 and $3.22 during the years ended December 31, 2025 and 2024, respectively.

●

Pre-provision net revenue FTE totaled $159.3 million and $159.1 million for the years ended December 31, 2025 and 2024, respectively. Adjusting for acquisition-related expenses in 2025 and the loss on AFS security sales included in 2025 and 2024, pre-provision net revenue FTE increased $4.1 million, or 2.5%, to $169.8 million for the year ended December 31, 2025, compared to 2024.

●

The return on average assets totaled 1.11% and 1.20% for the years ended December 31, 2025 and 2024, respectively. Adjusting for acquisition-related expenses in 2025 and the loss on AFS security sales, the return on average tangible assets for the years ended December 31, 2025 and 2024 totaled 1.30% and 1.36%, respectively.

●

The return on average equity was 8.08% and 9.41% for the years ended December 31, 2025 and 2024, respectively. Adjusting for acquisition-related expenses in 2025 and the loss on AFS security sales, the return on average tangible common equity totaled 12.15% and 14.20% for the years ended December 31, 2025 and 2024, respectively.

Loan portfolio

●	Loans totaled $7.4 billion at December 31, 2025, compared to $7.8 billion at December 31, 2024.
●

During the year ended December 31, 2025, the Company generated loan fundings totaling $1.6 billion, including $591.0 million during the fourth quarter of 2025, with a weighted average new loan origination rate of 6.4% during the fourth quarter of 2025.

●

The Company maintained a conservatively structured loan portfolio represented by diverse industries and concentrations with industry sector concentrations at 15% or less of total loans and all concentration levels remain well below our self-imposed limits.

●

Non-owner occupied CRE loans, which are comprised of multiple industry sectors, were 127.1% of the Company’s risk based capital, or 21.3% of total loans, and no specific property type comprised more than 7.0% of total loans at December 31, 2025.

●

The Company maintains a low level of non-owner occupied CRE retail properties and office properties. Including available credit, non-owner occupied CRE retail properties and office properties comprised 1.9% and 1.2% of total loans, respectively, at December 31, 2025.

●	Multifamily loans totaled $298.5 million, or 4.0% of total loans as of December 31, 2025.
●	We do not originate high-dollar non-amortizing or balloon payment mortgage loans to our clients.

Credit quality

●	Allowance for credit losses totaled 1.18% of total loans at December 31, 2025, compared to 1.22% at December 31, 2024.
●

The Company continued to prudently manage credit risk in 2025, further strengthening our credit profile. Non-performing loans improved 12 basis points to 0.34% of total loans at December 31 2025, compared to 0.46% at December 31, 2024.

●	Criticized loans decreased $70.4 million, or 18.3%, to $314.3 million as of the year ended December 31, 2025, compared to 2024.
●	Provision expense for credit losses totaled $17.8 million and $6.8 million during the years ended December 31, 2025 and 2024, respectively.
●	Net charge-offs of $25.2 million and $9.8 million were recorded during 2025 and 2024, respectively. Net charge-offs to average total loans totaled 0.34% and 0.13% for 2025 and 2024, respectively.

Deposits

.9
●	Average total deposits totaled $8.2 billion and $8.3 billion for the years ended December 31, 2025 and 2024, respectively.
●	Average transaction deposits totaled $7.1 billion and $7.3 billion for the years ended December 31, 2025 and 2024, respectively.
●	The mix of transaction deposits to total deposits was 86.1% and 87.6% at December 31, 2025 and 2024, respectively.
●	Cost of deposits improved 21 basis points to 2.02% during the year ended December 31, 2025, as a result of our disciplined deposit pricing over the last 12 months as the FRB lowered rates.
●	Approximately 76% of our deposits were FDIC insured as of December 31, 2025.

Liquidity

.9
●	On-balance sheet liquidity totaled $884.0 million as of December 31, 2025 and was comprised of $417.1 million of cash and $466.9 million of unencumbered investments.
●

Liquidity is monitored and managed to ensure that sufficient funds are available on demand to meet our business needs. At December 31, 2025, the Company’s available secured and committed borrowing capacity at the FHLB and FRB totaled $3.0 billion. The Company also accesses a variety of other short-term and long-term unsecured funding sources, which include access to Cambr platform deposits, multiple brokered deposit platform options and lines of credit.

●

Our investment securities portfolio has a short average duration and is largely backed by U.S. government agencies or GSEs, which we believe mitigates the risk of material losses. Regarding the fair value of investment securities, our accumulated other comprehensive loss does not have a material impact on our capital position.

●

The ratio of total shareholders’ equity to total assets was 14.0% at December 31, 2025, compared to 13.3% at December 31, 2024. Our tangible common equity capital ratio, which includes the accumulated other comprehensive loss, totaled 11.0% at December 31, 2025, compared to 10.2% at December 31, 2024.

Revenues

●	Net interest income FTE increased $3.9 million to $356.4 million during the year ended December 31, 2025, compared to $352.5 million for 2024.
●

The net interest margin FTE expanded nine basis points to 3.94% for the year ended December 31, 2025, compared to 2024, driven by a 22 basis point improvement in the cost of funds and partially offset by a 13 basis point decrease in earning asset yields. The cost of funds was 2.05% for the year ended December 31, 2025, compared to 2.27% for the year ended December 31, 2024.

●

During the year ended December 31, 2025, non-interest income increased $6.3 million, or 10.3%, to $67.6 million, compared to the prior year. The Company executed strategic balance sheet actions in both 2025 and 2024, which resulted in security sale losses of $3.3 million and $6.6 million, in the respective periods. Excluding these items, non-interest income increased $3.1 million primarily driven by $3.9 million of unrealized gains on partnership investments, a $0.9 million increase in gains on sales of previously consolidated banking center properties, and a $0.8 million increase in trust income. These increases were partially offset by decreases in SBA loan sale gains and swap fee income.

Expenses

●

During the year ended December 31, 2025, non-interest expense totaled $264.6 million, which included $7.2 million of expenses from the Vista acquisition, compared to non-interest expense of $254.6 million in the prior year. Excluding the acquisition-related expenses, which are primarily professional fees, the current year non-interest expense totaled $257.5 million. Occupancy and equipment expense increased $5.9 million, primarily driven by the 2UniFi capitalized asset depreciation in connection with the launch of 2UniFi in the third quarter of 2025. This increase was partially offset by a $4.1 million improvement in other non-interest expense resulting from diligent expense management.

●

The FTE efficiency ratio, excluding other intangible assets amortization and adjusted for acquisition-related expenses and loss on security sales, improved 0.26% to 58.43% during the year ended December 31, 2025, compared to 58.69% during the year ended December 31, 2024.

●

Income tax expense totaled $24.1 million during the year ended December 31, 2025, compared to $26.4 million during the year ended December 31, 2024. The effective tax rate for the year ended December 31, 2025 was 18.0%, compared to 18.2% for the year ended December 31, 2024.

Capital

●	The Company paid dividends of $1.20 per common share during the year ended December 31, 2025, and declared a quarterly dividend of $0.32 per common share during the first quarter of 2026.
●

On January 27, 2026, the Company’s Board of Directors authorized a new stock repurchase program under which the Company may repurchase up to $100.0 million of the Company’s stock. This new program replaces the old stock repurchase program approved in May of 2023 in its entirety.

●

Capital ratios continue to be well in excess of federal bank regulatory agency “well capitalized” thresholds. At December 31, 2025, our consolidated tier 1 leverage ratio was 11.56%, and our consolidated common equity tier 1 and tier 1 risk based capital ratios were 14.89%.

Key Challenges

Macroeconomic pressures have resulted in volatility and uncertainty in the banking industry and many other industries. The prolonged elevated interest rate environment is drawing increased scrutiny on financial institutions. Liquidity within the financial services sector remains tight, and we expect the intense competition for deposits throughout our markets to continue. While these are widespread challenges for the banking industry, the Company has not experienced a material impact to our financial condition, operations, client base, liquidity, capital position or risk profile.

Additionally, we face continual challenges implementing our business strategy. These include growing our assets, particularly loans, and deposits amidst intense competition, changing interest rates, adhering to changes in the regulatory environment and identifying and consummating disciplined acquisition and other expansionary opportunities in a very competitive and inflationary environment. We will continue to make investments in our digital growth strategy and our digital financial ecosystem 2UniFi, and may also seek to partner with third parties to accelerate growth. 2UniFi may prove difficult to successfully scale and may require additional operational and control systems to manage fraud, cybersecurity, operational, legal and compliance risks.

Future growth in our interest income will ultimately be dependent on our ability to originate high-quality loans and source other high-quality earning assets such as investment securities as well as our ability to access liquidity and manage our cost of funds. During the year ended December 31, 2024, the Federal Reserve decreased the prevailing interest rates by a total of 100 basis points, and, during 2025, the Federal Reserve decreased the prevailing interest rates by 75 basis points. While further cuts remain unclear, our future earnings will be impacted by the Federal Reserve’s future interest rate policy decisions. Management employs risk management policies to monitor and limit exposure to changes in market rates, which is discussed in more detail in the Asset/Liability Management and Interest Rate Risk section of Management’s Discussion and Analysis.

Summary of Selected Historical Consolidated Financial Data

The following table sets forth a summary of selected historical financial information derived from our audited consolidated financial statements as of and for the five years ended December 31, 2025. This information should be read together with the related notes thereto included elsewhere in this annual report. Such information is not necessarily indicative of anticipated future results. All amounts are presented in thousands, except share and per share data, or as otherwise noted.

Consolidated Statements of Financial Condition Data:

	December 31,	December 31,	December 31,	December 31,	December 31,
	2025	2024	2023	2022	2021
Cash and cash equivalents	$417,058	$127,848	$190,826	$195,505	$845,695
Investment securities available-for-sale (at fair value)	528,639	527,547	628,829	706,289	691,847
Investment securities held-to-maturity	651,732	533,108	585,052	651,527	609,012
Other securities	80,634	76,462	90,477	89,049	50,740
Loans(1)	7,433,356	7,751,143	7,698,758	7,220,469	4,513,383
Allowance for credit losses	(87,415)	(94,455)	(97,947)	(89,553)	(49,694)
Loans, net	7,345,941	7,656,688	7,600,811	7,130,916	4,463,689
Loans held for sale	25,695	24,495	18,854	22,767	139,142
Other real estate owned	1,674	662	4,088	3,731	7,005
Premises and equipment, net	214,554	196,773	162,733	136,111	96,747
Goodwill and other intangible assets, net	354,380	364,475	372,068	339,019	127,349
Other assets	263,211	299,635	297,326	298,329	182,785
Total assets	$9,883,518	$9,807,693	$9,951,064	$9,573,243	$7,214,011
Deposits	$8,292,634	$8,237,893	$8,190,391	$7,872,626	$6,228,173
Long-term debt, net	54,540	54,511	54,200	53,890	39,478
Other liabilities	151,230	210,214	493,666	554,525	106,254
Total liabilities	8,498,404	8,502,618	8,738,257	8,481,041	6,373,905
Total shareholders’ equity	1,385,114	1,305,075	1,212,807	1,092,202	840,106
Total liabilities and shareholders’ equity	$9,883,518	$9,807,693	$9,951,064	$9,573,243	$7,214,011

(1)	Total loans are net of unearned discounts and deferred fees and costs.

Consolidated Statements of Operations Data:

	As of and for the years ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2025	2024	2023	2022	2021
Interest income	$519,774	$538,268	$495,415	$284,688	$200,965
Interest expense	171,269	192,880	133,464	17,853	13,821
Net interest income	348,505	345,388	361,951	266,835	187,144
Provision expense (release) for credit losses	17,800	6,755	8,295	36,729	(9,293)
Net interest income after provision for credit losses	330,705	338,633	353,656	230,106	196,437
Non-interest income	67,566	61,231	63,917	67,312	110,364
Non-interest expense	264,642	254,617	241,971	211,234	191,830
Income before income taxes	133,629	145,247	175,602	86,184	114,971
Income tax expense	24,055	26,432	33,554	14,910	21,365
Net income	$109,574	$118,815	$142,048	$71,274	$93,606

Adjusted net income (non-GAAP)(1)	$117,622	$123,863	$142,048	$99,577	$93,606

Share Information:
Earnings per share, basic	$2.86	$3.10	$3.74	$2.20	$3.04
Earnings per share, diluted	2.85	3.08	3.72	2.18	3.01
Adjusted earnings per share - diluted (non-GAAP)(1)	3.06	3.22	3.72	3.05	3.01
Dividends paid	1.20	1.12	1.04	0.94	0.87
Book value per share	36.67	34.29	32.10	29.04	28.04
Tangible common book value per share(2)	27.80	25.28	22.77	20.63	24.33
Total shareholders’ equity to total assets	14.01%	13.31%	12.19%	11.41%	11.65%
Tangible common equity to tangible assets(2)	11.00%	10.16%	8.96%	8.38%	10.26%
Weighted average common shares outstanding, basic	37,964,059	38,212,304	37,937,579	32,360,005	30,727,566
Weighted average common shares outstanding, diluted	38,091,014	38,419,125	38,111,208	32,680,932	31,068,159
Common shares outstanding	37,772,516	38,054,482	37,784,851	37,608,519	29,958,764

(1)	Represents a non-GAAP financial measure. See non-GAAP reconciliation on page 52.
(2)

Tangible book value per share and tangible common equity to tangible assets are non-GAAP financial measures. We believe that the most directly comparable GAAP financial measures are book value per share and total shareholders’ equity to total assets. See the reconciliation under “About Non-GAAP Financial Measures.”

Key Metrics

	As of and for the years ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2025	2024	2023	2022	2021
Return on average assets	1.11%	1.20%	1.45%	0.91%	1.33%
Return on average tangible assets(1)	1.22%	1.30%	1.57%	0.95%	1.37%
Return on average tangible assets, adjusted(1)(2)	1.30%	1.36%	1.57%	1.32%	1.37%
Return on average equity	8.08%	9.41%	12.29%	7.88%	11.06%
Return on average tangible common equity(1)	11.36%	13.65%	18.23%	9.91%	12.87%
Return on average tangible common equity, adjusted(1)(2)	12.15%	14.20%	18.23%	13.75%	12.87%
Loan to deposit ratio (end of period)(3)	89.64%	94.09%	94.00%	91.72%	72.47%
Non-interest bearing deposits to total deposits (end of period)	26.58%	26.87%	28.83%	39.82%	40.24%
Net interest margin(4)	3.85%	3.77%	4.01%	3.65%	2.87%
Net interest margin FTE(4)(5)	3.94%	3.85%	4.08%	3.73%	2.95%
Interest rate spread FTE(5)(6)	3.06%	2.87%	3.26%	3.54%	2.79%
Yield on earning assets(7)	5.74%	5.88%	5.49%	3.90%	3.08%
Yield on earning assets FTE(5)(7)	5.83%	5.96%	5.56%	3.97%	3.16%
Cost of funds	2.05%	2.27%	1.58%	0.26%	0.23%
Cost of deposits	2.02%	2.23%	1.37%	0.22%	0.23%
Non-interest income to total revenue FTE(5)(8)	15.94%	14.80%	14.80%	19.82%	36.46%
Efficiency ratio	63.61%	62.62%	56.82%	63.22%	64.48%
Efficiency ratio excluding other intangible assets amortization, adjusted FTE(2)(5)	58.43%	58.69%	54.31%	57.07%	62.99%
Pre-provision net revenue FTE(1)(5)	$159,295	$159,096	$189,996	$128,425	$110,839
Pre-provision net revenue FTE, adjusted(1)(2)(5)	169,799	165,678	189,996	143,492	110,839

Total Loans Asset Quality Data(3)(9)(10)
Non-performing loans to total loans	0.34%	0.46%	0.37%	0.23%	0.24%
Non-performing assets to total loans and OREO	0.36%	0.47%	0.42%	0.28%	0.39%
Allowance for credit losses to total loans	1.18%	1.22%	1.27%	1.24%	1.10%
Allowance for credit losses to non-performing loans	350.90%	262.42%	346.99%	542.35%	458.77%
Net charge-offs to average loans	0.34%	0.13%	0.02%	0.03%	0.03%

(1)	Represents a non-GAAP financial measure. See non-GAAP reconciliations below.
(2)	Ratios are adjusted for acquisition-related expenses during 2025 and loss on security sales in 2025 and 2024. See non-GAAP reconciliation below.
(3)	Total loans are net of unearned discounts and fees.
(4)	Net interest margin represents net interest income, including accretion income on interest earning assets, as a percentage of average interest earning assets.
(5)

Presented on an FTE basis using the statutory rate of 21% for all periods presented. The taxable equivalent adjustments included above are $7,866, $7,094, $6,099, $5,512 and $5,161 for the years ended December 31, 2025, 2024, 2023, 2022 and 2021, respectively.

(6)

Interest rate spread represents the difference between the weighted average yield on interest earning assets, including FTE income, and the weighted average cost of interest bearing liabilities. Ratio represents non-GAAP financial measure.

(7)	Interest earning assets include assets that earn interest/accretion or dividends. Any market value adjustments on investment securities or loans are excluded from interest-earning assets.
(8)	Non-interest income to total revenue represents non-interest income divided by the sum of net interest income FTE and non-interest income.
(9)	Non-performing loans consist of non-accruing loans.
(10)	Non-performing assets include non-performing loans and OREO.

About Non-GAAP Financial Measures

Certain financial measures and ratios presented are supplemental measures that are not required by, or are not presented in accordance with, U.S. GAAP. We refer to these financial measures and ratios as “non-GAAP financial measures.” We consider the use of select non-GAAP financial measures and ratios to be useful for financial and operational decision making and useful in evaluating period-to-period comparisons. We believe that these non-GAAP financial measures provide meaningful supplemental information regarding our performance by excluding certain expenditures or assets that we believe are not indicative of our primary business operating results. We believe that management and investors benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting, analyzing and comparing past, present and future periods.

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

A reconciliation of our GAAP financial measures to the comparable non-GAAP financial measures is as follows:

Tangible Common Book Value Ratios

	December 31,	December 31,	December 31,	December 31,	December 31,
	2025	2024	2023	2022	2021
Total shareholders’ equity	$1,385,114	$1,305,075	$1,212,807	$1,092,202	$840,106
Less: goodwill and other intangible assets, net	(348,961)	(356,777)	(364,716)	(327,191)	(121,392)
Add: deferred tax liability related to goodwill	13,947	13,535	12,208	10,984	10,070
Tangible common equity (non-GAAP)	$1,050,100	$961,833	$860,299	$775,995	$728,784

Total assets	$9,883,518	$9,807,693	$9,951,064	$9,573,243	$7,214,011
Less: goodwill and other intangible assets, net	(348,961)	(356,777)	(364,716)	(327,191)	(121,392)
Add: deferred tax liability related to goodwill	13,947	13,535	12,208	10,984	10,070
Tangible assets (non-GAAP)	$9,548,504	$9,464,451	$9,598,556	$9,257,036	$7,102,689

Tangible common equity to tangible assets calculations:
Total shareholders’ equity to total assets	14.01%	13.31%	12.19%	11.41%	11.65%
Less: impact of goodwill and other intangible assets, net	(3.01)%	(3.15)%	(3.23)%	(3.03)%	(1.39)%
Tangible common equity to tangible assets (non-GAAP)	11.00%	10.16%	8.96%	8.38%	10.26%

Tangible common book value per share calculations:
Tangible common equity (non-GAAP)	$1,050,100	$961,833	$860,299	$775,995	$728,784
Divided by: ending shares outstanding	37,772,516	38,054,482	37,784,851	37,608,519	29,958,764
Tangible common book value per share (non-GAAP)	$27.80	$25.28	$22.77	$20.63	$24.33

Return on Average Tangible Assets and Return on Average Tangible Equity

	As of and for the years ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2025	2024	2023	2022	2021
Net income	$109,574	$118,815	$142,048	$71,274	$93,606
Add: adjustments, after tax (non-GAAP)(1)	8,048	5,048	—	28,303	—
Net income adjusted for acquisition-related expenses and loss on security sales, after tax (non-GAAP)(1)	$117,622	$123,863	$142,048	$99,577	$93,606

Net income	$109,574	$118,815	$142,048	$71,274	$93,606
Add: impact of other intangible assets amortization expense, after tax (non-GAAP)	5,989	6,089	5,668	1,799	909
Net income excluding the impact of other intangible assets amortization expense, after tax (non-GAAP)	$115,563	$124,904	$147,716	$73,073	$94,515

Net income excluding the impact of other intangible assets amortization expense, after tax (non-GAAP)	$115,563	$124,904	$147,716	$73,073	$94,515
Add: adjustments, after tax (non-GAAP)(1)	8,048	5,048	—	28,303	—
Net income excluding the impact of other intangible assets amortization expense, adjusted for acquisition-related expenses and loss on security sales, after tax (non-GAAP)(1)	$123,611	$129,952	$147,716	$101,376	$94,515

Average assets	$9,845,221	$9,924,651	$9,766,448	$7,829,792	$7,020,111
Less: average goodwill and other intangible assets, net of deferred tax liability related to goodwill (non-GAAP)	(339,152)	(347,388)	(345,321)	(166,857)	(111,944)
Average tangible assets (non-GAAP)	$9,506,069	$9,577,263	$9,421,127	$7,662,935	$6,908,167

Average shareholders’ equity	$1,356,851	$1,262,386	$1,155,777	$904,381	$846,539
Less: average goodwill and other intangible assets, net of deferred tax liability related to goodwill (non-GAAP)	(339,152)	(347,388)	(345,321)	(166,857)	(111,944)
Average tangible common equity (non-GAAP)	$1,017,699	$914,998	$810,456	$737,524	$734,595

Return on average assets	1.11%	1.20%	1.45%	0.91%	1.33%
Return on average tangible assets (non-GAAP)	1.22%	1.30%	1.57%	0.95%	1.37%
Return on average tangible assets, adjusted (non-GAAP)(1)	1.30%	1.36%	1.57%	1.32%	1.37%
Return on average equity	8.08%	9.41%	12.29%	7.88%	11.06%
Return on average tangible common equity (non-GAAP)	11.36%	13.65%	18.23%	9.91%	12.87%
Return on average tangible common equity, adjusted (non-GAAP)(1)	12.15%	14.20%	18.23%	13.75%	12.87%

(1) Adjustments:
Provision expense adjustments:
Day 1 CECL provision expense	$—	$—	$—	$21,706	$—
Non-interest income adjustments:
Loss on security sales (non-GAAP)	3,348	6,582	—	—	—
Non-interest expense adjustments:
Acquisition-related expenses (non-GAAP)	7,156	—	—	15,067	—
Total adjustments before tax (non-GAAP)	10,504	6,582	—	36,773	—
Tax benefit impact	(2,456)	(1,534)	—	(8,470)	—
Total adjustments after tax (non-GAAP)	$8,048	$5,048	$—	$28,303	$—

Efficiency Ratio and Pre-Provision Net Revenue

	As of and for the years ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2025	2024	2023	2022	2021
Net interest income FTE(1)	$356,371	$352,482	$368,050	$272,347	$192,305

Non-interest income	$67,566	$61,231	$63,917	$67,312	$110,364
Add: loss on security sales (non-GAAP)	3,348	6,582	—	—	—
Non-interest income adjusted for loss on security sales (non-GAAP)	$70,914	$67,813	$63,917	$67,312	$110,364

Non-interest expense	$264,642	$254,617	$241,971	$211,234	$191,830
Less: other intangible assets amortization (non-GAAP)	(7,817)	(7,939)	(7,386)	(2,338)	(1,183)
Less: acquisition-related expenses (non-GAAP)	(7,156)	—	—	(15,067)	—
Non-interest expense excluding other intangible assets amortization and adjusted for acquisition-related expenses (non-GAAP)	$249,669	$246,678	$234,585	$193,829	$190,647

Non-interest expense	$264,642	$254,617	$241,971	$211,234	$191,830
Less: acquisition-related expenses (non-GAAP)	(7,156)	—	—	(15,067)	—
Non-interest expense adjusted for acquisition-related expenses (non-GAAP)	$257,486	$254,617	$241,971	$196,167	$191,830

Efficiency ratio FTE(1)	62.42%	61.54%	56.02%	62.19%	63.38%
Efficiency ratio excluding other intangible assets amortization, adjusted for acquisition-related expenses and loss on security sales FTE (non-GAAP)(1)	58.43%	58.69%	54.31%	57.07%	62.99%

Net income	$109,574	$118,815	$142,048	$71,274	$93,606
Add: income tax expense	24,055	26,432	33,554	14,910	21,365
Add: provision expense (release) for credit losses	17,800	6,755	8,295	36,729	(9,293)
Add: impact of taxable equivalent adjustment	7,866	7,094	6,099	5,512	5,161
Pre-provision net revenue, FTE (non-GAAP)(1)	$159,295	$159,096	$189,996	$128,425	$110,839

Pre-provision net revenue, FTE (non-GAAP)(1)	$159,295	$159,096	$189,996	$128,425	$110,839
Add: loss on security sales (non-GAAP)	3,348	6,582	—	—	—
Add: acquisition-related expenses (non-GAAP)	7,156	—	—	15,067	—
Pre-provision net revenue FTE, adjusted for acquisition-related expenses and loss on security sales (non-GAAP)(1)	$169,799	$165,678	$189,996	$143,492	$110,839

(1)

Presented on an FTE basis using the statutory tax rate of 21% for all periods presented. The taxable equivalent adjustments included above are $7,866, $7,094, $6,099, $5,512 and $5,161 for the years ended December 31, 2025, 2024, 2023, 2022 and 2021, respectively.

Adjusted Net Income and Earnings Per Share

	As of and for the years ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2025	2024	2023	2022	2021
Adjustments to net income:
Net income	$109,574	$118,815	$142,048	$71,274	$93,606
Add: acquisition-related expenses, after tax (non-GAAP)	5,483	—	—	28,303	—
Add: loss on security sales, after tax (non-GAAP)	2,565	5,048	—	—	—
Adjusted net income (non-GAAP)	$117,622	$123,863	$142,048	$99,577	$93,606

Adjustments to earnings per share:
Earnings per share - diluted	$2.85	$3.08	$3.72	$2.18	$3.01
Add: acquisition-related expenses, after tax (non-GAAP)	0.14	—	—	0.87	—
Add: loss on security expenses, after tax (non-GAAP)	0.07	0.14	—	—	—
Adjusted earnings per share - diluted (non-GAAP)	$3.06	$3.22	$3.72	$3.05	$3.01

Application of Critical Accounting Policies and Significant Estimates

We use accounting principles and methods that conform to GAAP and general banking practices. We are required to apply significant judgment and make material estimates in the preparation of our financial statements and with regard to various accounting, reporting and disclosure matters. Assumptions and estimates are required to apply these principles where actual measurement is not possible or practical. The most significant of these estimates relate to the determination of the ACL and accounting for acquired loans. See additional discussion of our ACL policy in note 2 – Summary of Significant Accounting Policies in the notes to our consolidated financial statements for the year ended December 31, 2025.

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

Future Accounting Pronouncements

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-scope Improvements. The update amends the guidance in ASC 270 to improve the required interim disclosures and clarify when that guidance is applicable as well as clarify disclosures that should be provided in interim reporting periods. The guidance also requires entities to disclose events taking place after the end of the last annual reporting period that have a material impact. The standard is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact from ASU 2025-11 and does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. The update includes targeted changes to the guidance in ASC 815 to better reflect risk management, reduce complexity and align with economic reality. The update will allow grouping of hedged items for forecasts with similar risk, more flexibility for variable-rate debt and simplified accounting for certain complex hedges, including swaps and options. It primarily affects cash flow hedges. The standard is effective for interim and annual reporting periods beginning after December 15, 2026. Early adoption is permitted. The guidance must be adopted on a prospective basis, and there are transition provisions designed to assist in migrating existing hedging relationships to the new guidance. The Company is currently evaluating the impact from ASU 2025-09 and does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In November 2025, the FASB issued ASU 2025-08, Financial Instruments - Credit Losses (Topic 326): Purchased Loans. The update amends the guidance in ASC 326 on the accounting for certain purchased loans. Under the ASU, entities must account for acquired loans that meet certain criteria at acquisition by recognizing them at their purchase price plus an allowance for expected credit losses. The ASU’s amendments align the accounting for those purchased loans with the treatment of financial assets purchased with more-than-insignificant credit deterioration since origination. The amendments in this update are effective for fiscal years and interim reporting periods beginning after December 15, 2026 and are required to be applied prospectively. Early adoption is permitted. The Company is currently evaluating the impact from ASU 2025-08.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Topic 350): Targeted Improvements to the Accounting for Internal-Use Software. The update will eliminate the accounting consideration of software project development stages and enhance the guidance around the threshold for cost capitalization. The amendments in this update are effective for fiscal years and interim reporting periods beginning after December 15, 2027 and can be applied using a prospective transition approach, a modified transition approach or a retrospective transition approach. The Company has evaluated the impact from ASU 2025-06 and does not expect the adoption of this pronouncement to have a material impact on its financial statements.

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

Financial Condition

Total assets were $9.9 billion at December 31, 2025, increasing $75.8 million from December 31, 2024. Cash and cash equivalents increased $289.2 million to $417.1 million at December 31, 2025, compared to December 31, 2024, and investment securities increased $119.7 million to $1.2 billion. Loans totaled $7.4 billion and $7.8 billion at December 31, 2025 and December 31, 2024, respectively, and the allowance for credit losses totaled $87.4 million and $94.5 million at December 31, 2025 and December 31, 2024, respectively. Lower-cost transaction deposits totaled $7.1 billion and $7.2 billion at December 31, 2025 and December 31, 2024, respectively. Total deposits increased $54.7 million to $8.3 billion at December 31, 2025, compared to December 31, 2024.

Investment securities

Available-for-sale

Total investment securities available-for-sale were $528.6 million at December 31, 2025, compared to $527.5 million at December 31, 2024. During the years ended December 31, 2025 and 2024, purchases of available-for-sale securities totaled $160.5 million and $185.7 million, respectively. During 2025 and 2024, the Company sold $57.8 million and $132.1 million, respectively, of available-for-sale investment securities on the open market as part of the Company’s strategic balance sheet management resulting in pre-tax losses of $3.3 million and $6.6 million, respectively. Proceeds from the sale were redeployed into higher yielding assets. Maturities and paydowns of available-for-sale securities during 2025 and 2024 totaled $132.6 million and $157.5 million, respectively.

Available-for-sale investment securities are summarized in the following table as of the dates indicated. The weighted average yield was calculated based on amortized cost. Yields on tax exempt securities have not been adjusted for tax exempt status.

	December 31, 2025				December 31, 2024
				Weighted				Weighted
	Amortized	Fair	Percent of	average	Amortized	Fair	Percent of	average
	cost	value	portfolio	yield	cost	value	portfolio	yield
Treasury securities	$73,144	$74,226	14.1%	4.35%	$24,958	$24,874	4.7%	2.55%
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	173,308	157,665	29.8%	2.55%	164,785	135,045	25.6%	1.48%
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	338,768	296,026	56.0%	2.31%	425,476	364,938	69.2%	2.52%
Corporate debt	—	—	0.0%	0.00%	2,000	1,962	0.4%	5.86%
Other securities	722	722	0.1%	0.00%	728	728	0.1%	0.00%
Total investment securities available-for-sale	$585,942	$528,639	100.0%	2.64%	$617,947	$527,547	100.0%	2.25%

As of December 31, 2025 and 2024, nearly all the available-for-sale investment portfolio was backed by mortgages. The residential mortgage pass-through securities portfolio is comprised of both fixed rate and adjustable rate FHLMC, FNMA and GNMA securities. The other MBS are comprised of securities backed by FHLMC, FNMA and GNMA securities.

Mortgage-backed securities may have actual maturities that differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average life of the available-for-sale mortgage-backed securities portfolio was 4.6 years and 5.3 years at December 31, 2025 and December 31, 2024, respectively. This estimate is based on assumptions and actual results may differ. At December 31, 2025 and December 31, 2024, the duration of the total available-for-sale investment portfolio was 3.9 years and 4.3 years, respectively.

At December 31, 2025 and 2024, adjustable rate securities comprised 0.6% and 5.9%, respectively, of the available-for-sale MBS portfolio. The remainder of the portfolio was comprised of fixed rate amortizing securities with 10- to 30-year contractual maturities, with a weighted average coupon of 2.30% per annum and 2.31% per annum at December 31, 2025 and 2024, respectively.

The available-for-sale investment portfolio included $60.2 million of unrealized losses and $2.9 million of unrealized gains at December 31, 2025. At December 31, 2024, the available-for-sale investment portfolio included $90.9 million of unrealized losses and $0.5 million of unrealized gains. We believe any unrealized losses are a result of prevailing interest rates, and as such, we do not believe that any of the securities with unrealized losses were impaired. Management believes that default of the available-for-sale securities is highly unlikely. FHLMC, FNMA and GNMA guaranteed mortgage-backed securities and U.S. Treasury securities have a long history of zero credit losses, an explicit guarantee by the U.S. government (although limited for FNMA and FHLMC securities) and yields that generally trade based on market views of prepayment and liquidity risk rather than credit risk.

Our investment security portfolio consists of high-quality securities, which are largely backed by either U.S. government agencies or GSEs. We regularly model liquidity stress scenarios to assess potential liquidity issues.

 Held-to-maturity

At December 31, 2025, we held $651.7 million of held-to-maturity investment securities, compared to $533.1 million at December 31, 2024. Purchases of held-to-maturity securities totaled $260.3 million and $10.5 million during 2025 and 2024, respectively. Paydowns and maturities of held-to-maturity securities totaled $143.2 million and $63.1 million during 2025 and 2024, respectively.

Held-to-maturity investment securities are summarized as follows as of the dates indicated:

	December 31, 2025				December 31, 2024
				Weighted				Weighted
	Amortized	Fair	Percent of	average	Amortized	Fair	Percent of	average
	cost	value	portfolio	yield	cost	value	portfolio	yield
Treasury securities	$24,900	$24,851	3.8%	3.10%	$49,639	$49,159	9.3%	3.14%
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	236,535	213,974	36.3%	2.28%	271,105	234,286	50.9%	2.31%
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	390,297	358,624	59.9%	3.37%	212,364	167,941	39.8%	1.58%
Total investment securities held-to-maturity	$651,732	$597,449	100.0%	2.97%	$533,108	$451,386	100.0%	2.10%

The residential mortgage pass-through and other residential MBS held-to-maturity investment portfolios are comprised of fixed rate FHLMC, FNMA and GNMA securities.

The fair value of the held-to-maturity investment portfolio included $57.3 million of unrealized losses and $3.0 million of unrealized gains at December 31, 2025. At December 31, 2024, the held-to-maturity investment portfolio included $81.8 million of unrealized losses and $0.1 million of unrealized gains.

The Company does not measure expected credit losses on a financial asset, or groups of financial assets, in which historical credit loss information adjusted for current conditions and reasonable and supportable forecasts results in an expectation that nonpayment of the amortized cost basis is zero. Management evaluated held-to-maturity securities noting they are backed by loans guaranteed by either U.S. government agencies or GSEs, and management believes that default is highly unlikely given this governmental backing and long history without credit losses. Additionally, management notes that yields on which the portfolio generally trades are based upon market views of prepayment and liquidity risk and not credit risk. The Company has no intention to sell the securities and believes it will not be required to sell the securities before the recovery of their amortized cost.

Mortgage-backed securities may have actual maturities that differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average expected life of the held-to-maturity mortgage-backed securities portfolio as of December 31, 2025 and December 31, 2024 was 4.3 years and 5.6 years, respectively. This estimate is based on assumptions and actual results may differ. The duration of the total held-to-maturity investment portfolio was 3.6 years and 4.4 years as of December 31, 2025 and December 31, 2024, respectively.

Other securities

The carrying balances of other securities are summarized as follows as of the dates indicated:

	December 31, 2025	December 31, 2024
Federal Reserve Bank stock	$24,062	$24,062
Federal Home Loan Bank stock	579	3,922
Convertible preferred stock	18,508	20,508
Equity method investments	32,426	27,970
Equity securities with readily determinable fair values	5,059	—
Total	$80,634	$76,462

Other securities included FRB stock, FHLB stock, convertible preferred stock, equity method investments and equity securities with readily determinable fair values. During the year ended December 31, 2025, purchases of other securities totaled $51.2 million, and proceeds from redemptions and sales of other securities totaled $51.0 million. During the year ended December 31, 2024, purchases of other securities totaled $44.9 million, and proceeds from redemptions and sales of other securities totaled $57.5 million. Purchases consisted primarily of FHLB stock, and proceeds consisted primarily of redemptions of FHLB stock. Changes in the Company’s FHLB stock holdings were directly correlated to FHLB line of credit advances and paydowns.

FRB and FHLB stock

At December 31, 2025 and December 31, 2024, the Company held FRB stock and FHLB stock for regulatory or debt facility purposes. These are restricted securities which, lacking a market, are carried at cost. There have been no identified events or changes in circumstances that may have an adverse effect on the FRB and FHLB stock carried at cost.

Convertible preferred stock

Other securities include convertible preferred stock without a readily determinable fair value. During the year ended December 31, 2025, there were no purchases of convertible preferred stock. One convertible preferred stock investment in our portfolio underwent an initial public offering and was reclassified as an equity security with a readily determinable fair value during the third quarter of 2025. During the year ended December 31, 2024, the Company purchased $0.4 million of convertible preferred stock. The Company recorded $3.9 million of impairment on convertible preferred stock related to venture capital investments, included in other non-interest income in the Company’s consolidated statements of operations, during the year ended December 31, 2024. The Company also sold convertible preferred stock totaling $1.0 million, during the year ended December 31, 2024, which generated realized gains of $0.1 million recorded in other non-interest income in the Company’s consolidated statements of operations.

Equity method investments

Other securities also include equity method investments totaling $32.4 million and $28.0 million at December 31, 2025 and December 31, 2024, respectively. The increase was primarily due to a $5.0 million investment. The Company sold equity method investments totaling $1.9 million, during the year ended December 31, 2025, which generated realized gains of $0.6 million recorded in other non-interest income in the Company’s consolidated statements of operations. The Company recorded net unrealized gains on equity method investments totaling $0.8 million and $1.0 million for the years ended December 31, 2025 and 2024, respectively, which are recorded in other non-interest income in the Company’s consolidated statements of operations. The Company recorded no impairment related to equity method investments for the years ended December 31, 2025 or 2024. Purchases of equity method investments during the years ended December 31, 2025 and 2024 totaled $0.6 million and $1.5 million, respectively.

Equity securities with readily determinable fair values

As noted above, one convertible preferred stock investment underwent an initial public offering and was reclassified as an equity security with a readily determinable fair value totaling $5.1 million at December 31, 2025. Equity securities with readily determinable fair values are generally traded on an exchange and market prices are readily available. Unrealized gains or losses on equity securities with readily determinable fair values are recognized in other non-interest income in the Company’s consolidated statements of operations. During the year ended December 31, 2025, the Company recorded $3.1 million of unrealized gains from equity securities with readily determinable fair values.

Loans overview

At December 31, 2025, our loan portfolio was comprised of loans originated by the Company and loans that were acquired in connection with the Company’s acquisitions.

The table below shows the loan portfolio composition at the respective dates:

			December 31, 2025 vs.
			December 31, 2024
	December 31, 2025	December 31, 2024	% Change
Originated:
Commercial:
Commercial and industrial	$1,948,331	$1,881,570	3.5%
Municipal and non-profit	1,273,508	1,106,865	15.1%
Owner-occupied commercial real estate	950,270	1,048,481	(9.4)%
Food and agribusiness	208,009	266,332	(21.9)%
Total commercial	4,380,118	4,303,248	1.8%
Commercial real estate non-owner occupied	1,030,069	1,123,718	(8.3)%
Residential real estate	927,663	922,328	0.6%
Consumer	12,771	12,773	(0.0)%
Total originated	6,350,621	6,362,067	(0.2)%

Acquired:
Commercial:
Commercial and industrial	89,373	114,255	(21.8)%
Municipal and non-profit	253	277	(8.7)%
Owner-occupied commercial real estate	178,348	215,663	(17.3)%
Food and agribusiness	20,061	36,987	(45.8)%
Total commercial	288,035	367,182	(21.6)%
Commercial real estate non-owner occupied	552,359	688,620	(19.8)%
Residential real estate	242,036	331,510	(27.0)%
Consumer	305	1,764	(82.7)%
Total acquired	1,082,735	1,389,076	(22.1)%
Total loans	$7,433,356	$7,751,143	(4.1)%

The Company maintains a granular and well-diversified loan portfolio with self-imposed concentration limits. At December 31, 2025, loans totaled $7.4 billion, compared to $7.8 billion at December 31, 2024.

Our commercial and industrial loan portfolio is highly diversified across industry sectors and geography. At December 31, 2025, there were no industry sectors representing more than 15.0% of our total loan portfolio. Key sectors included government/non-profit loans of $994.7 million, or 13.4% of total loans, and health care/hospital loans of $498.9 million, or 6.7% of total loans. The commercial and industrial portfolio also includes loans to companies that operate in the transportation industry. The transportation industry, trucking in particular, has experienced recent economic challenges. As a result of these industry challenges, some of the transportation loans may be subject to higher credit risk. The Company’s exposure to this industry is small, consisting of $134.8 million, or 1.8% of total loans, at December 31, 2025.

Non-owner occupied CRE loans were 127.1% of the Company’s risk based capital, or 21.3% of total loans, and no specific property type comprised more than 7.0% of total loans. The Company maintains little exposure to non-owner occupied CRE retail properties and office properties, comprising 1.9% and 1.2% of total loans, respectively, including available credit. Multifamily loans totaled $300.7 million, including available credit, or 3.5% of total loans, including available credit, as of December 31, 2025.

The agriculture industry continues to be impacted by volatile commodity prices and generally by higher input costs, combining to stress margins. Our food and agribusiness portfolio is 3.1% of total loans and is well-diversified across food production, crop and livestock types. Crop and livestock loans represent 1.2% of total loans. We have maintained relationships with food and agribusiness clients that generally possess low leverage and, correspondingly, low bank debt to assets, minimizing potential credit losses in the future.

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

The following tables represent new loan fundings during 2025 and 2024:

	Fourth quarter	Third quarter	Second quarter	First quarter	Total
	2025	2025	2025	2025	2025
Commercial:
Commercial and industrial	$237,813	$159,250	$133,402	$108,594	$639,059
Municipal and non-profit	119,918	81,418	34,393	12,506	248,235
Owner occupied commercial real estate	66,798	42,362	47,233	37,762	194,155
Food and agribusiness	4,437	5,015	4,576	1,338	15,366
Total commercial	428,966	288,045	219,604	160,200	1,096,815
Commercial real estate non-owner occupied	96,482	81,136	56,770	65,254	299,642
Residential real estate	64,161	49,877	44,470	29,300	187,808
Consumer	1,399	2,142	1,823	970	6,334
Total	$591,008	$421,200	$322,667	$255,724	$1,590,599

Included in fundings are net fundings (paydowns) under revolving lines of credit totaling $95,774, ($1,591), $15,490 and $21,752 for the dates noted in the table above, respectively.

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

Included in the table above are quarterly net fundings (paydowns) under revolving lines of credit totaling $64,375, $16,302, $19,281 and ($59,523) for the dates noted in the table above, respectively.

The tables below show the contractual maturities of our total loans for the dates indicated:

	December 31, 2025
	Due within	Due after 1 but	Due after 5 but	Due after
	1 year	within 5 years	within 15 years	15 years	Total
Commercial:
Commercial and industrial	$373,744	$1,358,943	$293,546	$11,471	$2,037,704
Municipal and non-profit	23,845	207,944	726,237	315,735	1,273,761
Owner occupied commercial real estate	170,825	428,000	448,893	80,900	1,128,618
Food and agribusiness	34,226	100,263	79,247	14,334	228,070
Total commercial	602,640	2,095,150	1,547,923	422,440	4,668,153
Commercial real estate non-owner occupied	415,208	792,312	365,852	9,056	1,582,428
Residential real estate	42,634	194,423	214,146	718,496	1,169,699
Consumer	4,173	7,440	1,463	—	13,076
Total loans	$1,064,655	$3,089,325	$2,129,384	$1,149,992	$7,433,356

	December 31, 2024
	Due within	Due after 1 but	Due after 5 but	Due after
	1 year	within 5 years	within 15 years	15 years	Total
Commercial:
Commercial and industrial	$252,560	$1,415,682	$316,882	$10,701	$1,995,825
Municipal and non-profit	37,020	150,070	619,109	300,943	1,107,142
Owner occupied commercial real estate	117,650	571,133	483,754	91,607	1,264,144
Food and agribusiness	156,834	41,751	90,363	14,371	303,319
Total commercial	564,064	2,178,636	1,510,108	417,622	4,670,430
Commercial real estate non-owner occupied	501,501	860,890	437,674	12,273	1,812,338
Residential real estate	23,654	199,339	291,077	739,768	1,253,838
Consumer	4,967	7,418	2,152	—	14,537
Total loans	$1,094,186	$3,246,283	$2,241,011	$1,169,663	$7,751,143

The stated interest rate (which excludes the effects of non-refundable loan origination and commitment fees, net of costs and the accretion of fair value marks) of total loans with maturities over one year is as follows at the dates indicated:

	December 31, 2025
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate
Commercial:
Commercial and industrial	$319,305	5.97%	$1,344,655	6.57%	$1,663,960	6.46%
Municipal and non-profit(1)	1,250,767	4.24%	17,962	5.07%	1,268,729	4.31%
Owner occupied commercial real estate	244,861	4.33%	712,932	6.91%	957,793	6.46%
Food and agribusiness	20,817	6.85%	173,027	6.53%	193,844	6.56%
Total commercial	1,835,750	4.69%	2,248,576	6.66%	4,084,326	5.81%
Commercial real estate non-owner occupied	445,733	4.74%	721,486	6.06%	1,167,219	5.56%
Residential real estate	425,431	4.28%	701,634	5.53%	1,127,065	5.06%
Consumer	5,121	6.95%	3,782	6.72%	8,903	6.85%
Total loans with > 1 year maturity	$2,712,035	4.64%	$3,675,478	6.33%	$6,387,513	5.63%

	December 31, 2024
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate
Commercial:
Commercial and industrial	$513,847	5.62%	$1,229,419	7.40%	$1,743,266	6.88%
Municipal and non-profit(1)	1,079,285	4.05%	19,535	5.42%	1,098,820	4.19%
Owner occupied commercial real estate	336,279	4.98%	810,215	7.34%	1,146,494	6.77%
Food and agribusiness	31,291	6.65%	115,193	8.49%	146,484	8.10%
Total commercial	1,960,702	4.73%	2,174,362	7.42%	4,135,064	6.19%
Commercial real estate non-owner occupied	476,661	4.71%	834,175	6.29%	1,310,836	5.71%
Residential real estate	501,738	4.27%	728,446	5.32%	1,230,184	4.89%
Consumer	6,917	6.49%	2,654	7.39%	9,571	6.74%
Total loans with > 1 year maturity	$2,946,018	4.65%	$3,739,637	6.76%	$6,685,655	5.86%

(1)

Included in municipal and non-profit fixed rate loans are loans totaling $365,224 and $348,473 that have been swapped to variable rates at current market pricing at December 31, 2025 and 2024, respectively. Included in the municipal and non-profit segment are tax exempt loans totaling $1,013,078 and $920,425 with an FTE weighted average rate of 4.79% and 4.68% at December 31, 2025 and 2024, respectively.

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

Additionally, we have implemented procedures to timely identify loans that may become problematic in order to ensure the most beneficial resolution for the Company. Asset quality is monitored by our credit risk management department and evaluated based on quantitative and subjective factors such as the timeliness of contractual payments received. Additional factors that are considered, particularly with commercial loans over $500,000, include the financial condition and liquidity of individual borrowers and guarantors, if any, and the value of our collateral. To facilitate the oversight of asset quality, loans are categorized based on the number of days past due and on an internal risk rating system, as discussed in more detail below.

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

The Company’s policy is to review each prospective credit to determine the appropriateness and the adequacy of security or collateral prior to making a loan. In the event of borrower default, the Company seeks recovery in compliance with lending laws, the respective loan agreements, and credit monitoring and remediation procedures that may include modifying a loan to provide a concession by the Company to the borrower from their original terms due to borrower financial difficulties in order to facilitate repayment. Loan modifications may include principal forgiveness, interest rate reductions, other-than-insignificant-payment delays, term extensions or any combination thereof. Modified loans are discussed further in note 6 of our consolidated financial statements. Assets that have been foreclosed on or acquired through deed-in-lieu of foreclosure are classified as OREO until sold, and are carried at the fair value of the collateral less estimated costs to sell, with any initial valuation adjustments charged to the ACL and any subsequent declines in carrying value charged to impairments on OREO.

Non-performing assets and past due loans

Non-performing assets consist of non-accrual loans and OREO. Interest income that would have been recorded had non-accrual loans performed in accordance with their original contract terms during 2025 and 2024 was $2.4 million and $2.0 million, respectively.

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

The following table sets forth the non-performing assets and past due loans as of the dates presented:

	December 31, 2025	December 31, 2024	December 31, 2023	December 31, 2022	December 31, 2021
Non-performing loans	$24,912	$35,994	$28,228	$16,512	$10,832
OREO	1,674	662	4,088	3,731	7,005
Total non-performing assets	$26,586	$36,656	$32,316	$20,243	$17,837

Loans 30-89 days past due and still accruing interest	$11,961	$23,164	$12,232	$2,986	$1,687
Loans 90 days or more past due and still accruing interest	15,417	14,940	591	95	420
Non-accrual loans	24,912	35,994	28,228	16,512	10,832
Total past due and non-accrual loans	$52,290	$74,098	$41,051	$19,593	$12,939
Accruing modified loans(1)	$43,838	$15,282	$15,148	$4,654	$7,186
Allowance for credit losses	87,415	94,455	97,947	89,553	49,694
Non-performing loans to total loans	0.34%	0.46%	0.37%	0.23%	0.24%
Total 90 days past due and still accruing interest and non-accrual loans to total loans	0.54%	0.66%	0.37%	0.23%	0.25%
Total non-performing assets to total loans and OREO	0.36%	0.47%	0.42%	0.28%	0.39%
ACL to non-performing loans	350.90%	262.42%	346.99%	542.35%	458.77%

(1)

Reflects loan modifications as defined under ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures adopted in the first quarter of 2023. The prior periods include troubled debt restructured loans consistent with historical disclosures.

During 2025, non-performing loans decreased $11.1 million, or 30.8%, to $24.9 million, compared to 2024. During 2025 and 2024, accruing modified loans totaled $43.8 million and $15.3 million, respectively. Total non-performing assets to total loans and OREO totaled 0.36% and 0.47% at December 31, 2025 and 2024, respectively.

Loans 30-89 days past due and still accruing interest were 0.16% and 0.30% of total loans at December 31, 2025 and December 31, 2024, respectively. Loans 90 days or more past due and still accruing interest were 0.21% and 0.19% of total loans for December 31, 2025 and 2024, respectively.

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

Loans on non-accrual, in bankruptcy and modified loans with a balance greater than $250 thousand are excluded from the pooled analysis and are evaluated individually. If management determines that foreclosure is probable, expected credit losses are evaluated based on the criteria listed below, adjusted for selling costs as appropriate. Typically, these loans consist of commercial, commercial real estate and agriculture loans and exclude homogeneous loans such as residential real estate and consumer loans. Specific allowances are determined by collectively analyzing:

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

At December 31, 2025 and 2024, the allowance for credit losses totaled $87.4 million and $94.5 million, respectively. The decrease during 2025 was primarily driven by the resolution of non-performing loans. Specific reserves on loans totaled $8.1 million at December 31, 2025, compared to $6.4 million at December 31, 2024.

During the years ended December 31, 2025 and 2024, net charge-offs totaled $25.2 million and $9.8 million, respectively. Charge-offs during 2025 were recorded primarily due to proactive credit actions taken on three credits during the fourth quarter and an $8.9 million charge-off from one credit during the first quarter due to suspected fraud by the borrower, which the Company believes is an isolated circumstance within the loan portfolio. The ratio of net charge-offs to average total loans totaled 0.34% and 0.13% for the years ended December 31, 2025 and 2024, respectively.

The Company has elected to exclude AIR from the ACL calculation. As of December 31, 2025 and 2024, AIR from loans totaled $38.3 million and $41.5 million, respectively. When a loan is placed on non-accrual, any recorded AIR is reversed against interest income.

Total ACL

After considering the above-mentioned factors, we believe that the ACL of $87.4 million is adequate to cover estimated lifetime losses inherent in the loan portfolio at December 31, 2025. However, it is likely that future adjustments to the ACL will be necessary. Any changes to the underlying assumptions, circumstances or estimates, including but not limited to changes in the underlying macro-economic forecast, used in determining the ACL, could negatively or positively affect the Company’s results of operations, liquidity or financial condition.

The following schedule presents, by class stratification, the changes in the ACL during the years listed:

	As of and for the years ended
	December 31, 2025		December 31, 2024		December 31, 2023		December 31, 2022		December 31, 2021
	Total ACL	% NCOs(1)	Total ACL	% NCOs(1)	Total ACL	% NCOs(1)	Total ACL	% NCOs(1)	Total ACL	% NCOs(1)
Beginning allowance for credit losses	$94,455		$97,947		$89,553		$49,694		$59,777
Day 1 CECL provision expense(2)	—		—		—		21,228		—
PCD allowance for credit loss at acquisition	—		—		—		6,238		—
Charge-offs:
Commercial	(26,074)	0.31%	(5,082)	0.06%	(277)	0.00%	(1,340)	0.02%	(1,171)	0.02%
Commercial real estate non owner-occupied	(1,467)	0.02%	(4,715)	0.06%	—	0.00%	—	0.00%	—	0.00%
Residential real estate	(173)	0.00%	—	0.00%	(48)	0.00%	(2)	0.00%	(24)	0.00%
Consumer	(747)	0.01%	(981)	0.01%	(1,250)	0.02%	(845)	0.01%	(621)	0.01%
Total charge-offs	(28,461)		(10,778)		(1,575)		(2,187)		(1,816)
Recoveries	3,282		956		444		385		552
Net charge-offs	(25,179)	0.34%	(9,822)	0.13%	(1,131)	0.02%	(1,802)	0.03%	(1,264)	0.03%
Provision expense for credit losses	18,139		6,330		9,525		14,195		(8,819)
Ending allowance for credit losses	$87,415		$94,455		$97,947		$89,553		$49,694
Ratio of ACL to total loans outstanding at period end	1.18%		1.22%		1.27%		1.24%		1.10%
Ratio of ACL to total non-performing loans at period end	350.90%		262.42%		346.99%		542.35%		458.77%
Total loans	$7,433,356		$7,751,143		$7,698,758		$7,220,469		$4,513,383
Average total loans outstanding during the period	7,476,859		7,676,026		7,409,724		5,349,916		4,358,707
Non-performing loans	24,912		35,994		28,228		16,512		10,832

(1)	Ratio of net charge-offs to average total loans.
(2)	Related to the Day 1 allowance reserve recorded as part of the RCB and BOJH acquisitions.

The Company continued to prudently manage credit risk in 2025, further strengthening our credit profile through proactive monitoring of credit. During the year ended December 31, 2025, the Company recorded provision expense for credit losses totaling $17.8 million, including $18.2 million provision expense for funded loans and $0.4 million of provision release for unfunded loan commitments. During the year ended December 31, 2024, the Company recorded provision expense for credit losses totaling $6.8 million, including $6.3 million of provision expense for funded loans and $0.5 million of provision expense for unfunded loan commitments.

The following tables present the allocation of the ACL and the percentage of the total amount of loans in each loan category listed as of the dates presented:

	December 31, 2025
				ACL as a %
	Total loans	% of total loans	Related ACL	of total ACL
Commercial	$4,668,153	62.8%	$47,482	54.3%
Commercial real estate non-owner occupied	1,582,428	21.3%	23,076	26.4%
Residential real estate	1,169,699	15.7%	16,597	19.0%
Consumer	13,076	0.2%	260	0.3%
Total	$7,433,356	100.0%	$87,415	100.0%

	December 31, 2024
				ACL as a %
	Total loans	% of total loans	Related ACL	of total ACL
Commercial	$4,670,430	60.2%	$48,552	51.4%
Commercial real estate non-owner occupied	1,812,338	23.4%	26,136	27.7%
Residential real estate	1,253,838	16.2%	19,426	20.5%
Consumer	14,537	0.2%	341	0.4%
Total	$7,751,143	100.0%	$94,455	100.0%

	December 31, 2023
				ACL as a %
	Total loans	% of total loans	Related ACL	of total ACL
Commercial	$4,499,035	58.4%	$45,304	46.3%
Commercial real estate non-owner occupied	1,856,750	24.1%	32,665	33.3%
Residential real estate	1,323,787	17.2%	19,550	20.0%
Consumer	19,186	0.3%	428	0.4%
Total	$7,698,758	100.0%	$97,947	100.0%

	December 31, 2022
				ACL as a %
	Total loans	% of total loans	Related ACL	of total ACL
Commercial	$4,251,780	58.9%	$37,608	42.0%
Commercial real estate non-owner occupied	1,696,050	23.5%	32,050	35.8%
Residential real estate	1,251,281	17.3%	19,306	21.5%
Consumer	21,358	0.3%	589	0.7%
Total	$7,220,469	100.0%	$89,553	100.0%

	December 31, 2021
				ACL as a %
	Total loans	% of total loans	Related ACL	of total ACL
Commercial	$3,162,417	70.1%	$31,256	62.9%
Commercial real estate non-owner occupied	664,729	14.7%	10,033	20.2%
Residential real estate	668,656	14.8%	8,056	16.2%
Consumer	17,581	0.4%	349	0.7%
Total	$4,513,383	100.0%	$49,694	100.0%

Deposits

Deposits from banking clients serve as a primary funding source for our banking operations and our ability to gather and manage deposit levels is critical to our success. Deposits not only provide a lower-cost funding source for our loans, but also provide a foundation for the client relationships that are critical to future loan growth. We maintain a granular and well diversified deposit base with no exposure to venture capital or crypto deposits. The following table presents information regarding our deposit composition at December 31, 2025 and 2024:

					Increase (decrease)
	December 31, 2025		December 31, 2024		Amount	% Change
Non-interest bearing demand deposits	$2,204,241	26.6%	$2,213,685	26.9%	$(9,444)	0.4%
Interest bearing demand deposits	1,237,006	14.9%	1,411,860	17.1%	(174,854)	(12.4)%
Savings accounts	610,004	7.3%	619,365	7.5%	(9,361)	(1.5)%
Money market accounts	3,091,612	37.3%	2,972,947	36.1%	118,665	4.0%
Total transaction deposits	7,142,863	86.1%	7,217,857	87.6%	(74,994)	(1.0)%
Time deposits < $250,000	825,624	10.0%	731,710	8.9%	93,914	12.8%
Time deposits ≥ $250,000	324,147	3.9%	288,326	3.5%	35,821	12.4%
Total time deposits	1,149,771	13.9%	1,020,036	12.4%	129,735	12.7%
Total deposits	$8,292,634	100.0%	$8,237,893	100.0%	$54,741	0.7%

The following table shows uninsured time deposits by scheduled maturity as of December 31, 2025:

December 31, 2025
Three months or less	$75,673
Over 3 months through 6 months	63,985
Over 6 months through 12 months	93,834
Thereafter	28,572
Total uninsured time deposits	$262,064

At December 31, 2025 and 2024, time deposits that were scheduled to mature within 12 months totaled $1.0 billion and $822.6 million, respectively. Of the time deposits scheduled to mature within 12 months at December 31, 2025, $301.7 million were in denominations of $250 thousand or more, and $704.5 million were in denominations less than $250 thousand. Approximately 76% of our total deposits were FDIC insured at December 31, 2025. Additionally, the Company participates in the IntraFi Cash Service program, which allows depositors to receive reciprocal FDIC insurance coverage. The Company had $0.8 billion and $1.0 billion of deposits in the program at December 31, 2025 and 2024, respectively.

Long-term debt

In 2021, the Company issued and sold a fixed-to-floating rate subordinated note totaling $40.0 million. The balance on the note at December 31, 2025, net of long-term debt issuance costs totaling $0.1 million, totaled $39.9 million. Interest expense totaling $1.2 million was recorded in the consolidated statements of operations during the years ended December 31, 2025 and 2024.

The note is subordinated, unsecured and matures on November 15, 2031. Payments consist of interest only. Interest expense on the note is payable semi-annually in arrears and will bear interest at 3.00% per annum until November 15, 2026 (or any earlier redemption date). From November 15, 2026 until November 15, 2031 (or any earlier redemption date) payments will be made quarterly in arrears, and the interest rate will reset quarterly to an interest rate per annum equal to the then current three-month term SOFR plus 203 basis points. The Company deployed the net proceeds from the sale of the note for general corporate purposes. Prior to November 5, 2026, the Company may redeem the note only under certain limited circumstances. Beginning on November 5, 2026 through maturity, the note may be redeemed, at the Company’s option, on any scheduled interest payment date. Any redemption by the Company would be at a redemption price equal to 100% of the principal amount of the note being redeemed, together with any accrued and unpaid interest on the note being redeemed up to but excluding the date of redemption. The note is not subject to redemption at the option of the holder.

As part of the acquisition of BOJH on October 1, 2022, the Company assumed three subordinated note purchase agreements to issue and sell fixed-to-floating rate notes totaling $15.0 million. The balance on the notes at December 31, 2025, net of a fair value adjustment related to the acquisition totaling $0.1 million, totaled $14.9 million. Interest expense related to the notes totaling $0.6 million was recorded in the consolidated statements of operations during the years ended December 31, 2025 and 2024.

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

Other borrowings

At December 31, 2025 and December 31, 2024, the Company sold securities under agreements to repurchase totaling $17.4 million and $18.9 million, respectively. In addition, as a member of the FHLB, the Company has access to a line of credit and term financing from the FHLB with total available credit of $1.5 billion and $1.7 billion at December 31, 2025 and 2024, respectively. The Company may utilize the FHLB line of credit as a funding mechanism for originated loans and loans held for sale. At December 31, 2025 and December 31, 2024, NBH Bank had zero and $50.0 million, respectively, of outstanding borrowings with the FHLB. The Company may pledge investment securities and loans as collateral for FHLB advances. There were no investment securities pledged at December 31, 2025 or December 31, 2024. Loans pledged were $2.4 billion and $2.6 billion at December 31, 2025 and 2024, respectively. The Company incurred $2.7 million and $4.6 million of interest expense related to FHLB advances or other short-term borrowings for the years ended December 31, 2025 and 2024, respectively.

Regulatory Capital

Our subsidiary banks and the holding company are subject to the regulatory capital adequacy requirements of the Federal Reserve Board and the FDIC, as applicable. Failure to meet the minimum capital requirements can initiate certain mandatory and possibly further discretionary actions by regulators that could have a material adverse effect on us. At December 31, 2025 and 2024, our subsidiary banks and the consolidated holding company exceeded all capital ratio requirements under prompt corrective action and other regulatory requirements, as further detailed in note 13 of our consolidated financial statements.

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

Overview of results of operations

Net income totaled $109.6 million, $2.85 per diluted share, during the year ended December 31, 2025. During the year ended December 31, 2024, net income totaled $118.8 million, $3.08 per diluted share. Pre-provision net revenue FTE increased $0.2 million to $159.3 million during the year ended December 31, 2025, compared to 2024. The return on average tangible assets was 1.22% during the year ended December 31, 2025, and the return on average tangible common equity was 11.36%. During the year ended December 31, 2024, the return on average tangible assets was 1.30%, and the return on average tangible common equity was 13.65%.

Adjusting for pre-tax acquisition-related expenses totaling $7.2 million and loss on security sales totaling $3.3 million, net income totaled $117.6 million, $3.06 per diluted share, during the year ended December 31, 2025. The adjusted return on average tangible assets was 1.30% during the year ended December 31, 2025, and the adjusted return on average tangible common equity was 12.15%.

Net interest income

We regularly review net interest income metrics to provide us with indicators of how the various components of net interest income are performing. We regularly review (i) our loan mix and the yield on loans; (ii) the investment portfolio and the related yields; (iii) our deposit mix and the cost of deposits; and (iv) net interest income simulations for various forecast periods.

The effects of trade-date accounting of investment securities for which the cash had not settled are not considered interest earning assets and are excluded from this presentation for timeframes prior to their cash settlement, as are the market value adjustments on the investment securities available-for-sale and loans.

The table below presents the components of net interest income on an FTE basis for the years ended December 31, 2025, 2024 and 2023.

	For the year ended			For the year ended			For the year ended
	December 31, 2025			December 31, 2024			December 31, 2023
	Average balance	Interest	Average rate	Average balance	Interest	Average rate	Average balance	Interest	Average rate
Interest earning assets:
Originated loans FTE(1)(2)(3)	$6,267,041	$406,765	6.49%	$6,186,075	$418,512	6.77%	$5,739,310	$361,032	6.29%
Acquired loans	1,230,962	74,323	6.04%	1,516,032	92,666	6.11%	1,700,419	104,933	6.17%
Loans held for sale	21,007	1,404	6.68%	16,801	1,182	7.04%	21,756	1,510	6.94%
Investment securities available-for-sale	687,511	18,238	2.65%	770,023	17,532	2.28%	774,337	15,370	1.98%
Investment securities held-to-maturity	682,270	19,515	2.86%	557,438	11,164	2.00%	620,595	10,960	1.77%
Other securities	31,381	1,723	5.49%	28,893	1,832	6.34%	44,936	3,254	7.24%
Interest earning deposits	132,717	5,672	4.27%	78,756	2,474	3.14%	121,758	4,455	3.66%
Total interest earning assets FTE(2)	$9,052,889	$527,640	5.83%	$9,154,018	$545,362	5.96%	$9,023,111	$501,514	5.56%
Cash and due from banks	$77,858			$92,705			$109,496
Other assets	805,056			774,859			725,797
Allowance for credit losses	(90,582)			(96,931)			(91,956)
Total assets	$9,845,221			$9,924,651			$9,766,448
Interest bearing liabilities:
Interest bearing demand, savings and money market deposits	$4,947,336	$127,520	2.58%	$5,070,271	$151,683	2.99%	$4,337,231	$87,957	2.03%
Time deposits	1,091,641	37,906	3.47%	1,019,978	34,509	3.38%	970,983	21,421	2.21%
Federal Home Loan Bank advances	58,320	2,668	4.57%	84,013	4,594	5.47%	423,783	21,991	5.19%
Other borrowings(4)	38,833	1,102	2.84%	17,973	21	0.12%	19,346	22	0.11%
Long-term debt, net	54,576	2,073	3.80%	54,346	2,073	3.81%	54,036	2,073	3.84%
Total interest bearing liabilities	$6,190,706	$171,269	2.77%	$6,246,581	$192,880	3.09%	$5,805,379	$133,464	2.30%
Demand deposits	2,162,898			2,252,887			2,660,525
Other liabilities	134,766			162,797			144,767
Total liabilities	8,488,370			8,662,265			8,610,671
Shareholders’ equity	1,356,851			1,262,386			1,155,777
Total liabilities and shareholders’ equity	$9,845,221			$9,924,651			$9,766,448
Net interest income FTE(2)		$356,371			$352,482			$368,050
Interest rate spread FTE(2)			3.06%			2.87%			3.26%
Net interest earning assets	$2,862,183			$2,907,437			$3,217,732
Net interest margin FTE(2)			3.94%			3.85%			4.08%
Average transaction deposits	$7,110,234			$7,323,158			$6,997,756
Average total deposits	8,201,875			8,343,136			7,968,739
Ratio of average interest earning assets to average interest bearing liabilities	146.23%			146.54%			155.43%

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Presented on an FTE basis using the statutory tax rate of 21% for all periods presented. The taxable equivalent adjustments included above are $7,866, $7,094 and $6,099 for the years ended December 31, 2025, 2024 and 2023, respectively.

(3)	Loan fees included in interest income totaled $12,747, $13,484 and $13,905 during 2025, 2024 and 2023, respectively.
(4)	Other borrowings includes securities sold under agreements to repurchase and cash collateral received from counterparties in connection with derivative swap agreements.

Net interest income on an FTE basis increased $3.9 million to $356.4 million during the year ended December 31, 2025, compared to the year ended December 31, 2024. During the year ended December 31, 2025, the FTE net interest margin expanded nine basis points to 3.94%, compared to the year ended December 31, 2024. The cost of funds improved 22 basis points to 2.05%, during the year ended December 31, 2025, partially offset by a 13 basis point decrease in earning asset yields, compared to the year ended December 31, 2024.

Average loans comprised $7.5 billion, or 82.8%, of total average interest earning assets during the year ended December 31, 2025, compared to $7.7 billion, or 84.1%, during the year ended December 31, 2024.

Average investment securities comprised 15.1% and 14.5% of total interest earning assets during the years ended December 31, 2025 and 2024, respectively. Average interest bearing cash balances totaled $132.7 million during the year ended December 31, 2025, compared to $78.8 million for the prior year.

Average interest bearing liabilities decreased $55.9 million during the year ended December 31, 2025, compared to the year ended December 31, 2024. The decrease was primarily driven by lower interest bearing demand, savings and money market deposits totaling $122.9 million and FHLB advances totaling $25.7 million. The decrease was partially offset by higher time deposits totaling $71.7 million, and other borrowings totaling $20.9 million.

The following table summarizes the changes in net interest income on an FTE basis by major category of interest earning assets and interest bearing liabilities, identifying changes related to volume and changes related to rates for 2025, 2024 and 2023:

	The year ended December 31, 2025			The year ended December 31, 2024
	compared to			compared to
	the year ended December 31, 2024			the year ended December 31, 2023
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Originated loans FTE(1)(2)(3)	$5,255	$(17,002)	$(11,747)	$30,225	$27,255	$57,480
Acquired loans	(17,212)	(1,131)	(18,343)	(11,270)	(997)	(12,267)
Loans held for sale	281	(59)	222	(349)	21	(328)
Investment securities available-for-sale	(2,189)	2,895	706	(98)	2,260	2,162
Investment securities held-to-maturity	3,571	4,780	8,351	(1,265)	1,469	204
Other securities	137	(246)	(109)	(1,017)	(405)	(1,422)
Interest earning deposits	2,306	892	3,198	(1,351)	(630)	(1,981)
Total interest income	$(7,851)	$(9,871)	$(17,722)	$14,875	$28,973	$43,848
Interest expense:
Interest bearing demand, savings and money market deposits	$(3,169)	$(20,994)	$(24,163)	$21,930	$41,796	$63,726
Time deposits	2,488	909	3,397	1,658	11,430	13,088
Federal Home Loan Bank advances	1,846	801	2,647	(18,579)	1,182	(17,397)
Other borrowings(4)	(440)	(531)	(971)	(2)	1	(1)
Long-term debt, net	(1,118)	(1,403)	(2,521)	12	(12)	—
Total interest expense	(393)	(21,218)	(21,611)	5,019	54,397	59,416
Net change in net interest income	$(7,458)	$11,347	$3,889	$9,856	$(25,424)	$(15,568)

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Presented on an FTE basis using the statutory tax rate of 21% for all periods presented. The taxable equivalent adjustments included above are $7,866, $7,094 and $6,099 for the years ended December 31, 2025, 2024 and 2023, respectively.

(3)	Loan fees included in interest income totaled $12,747, $13,484 and $13,905 for the years ended December 31, 2025, 2024 and 2023, respectively.
(4)	Other borrowings includes securities sold under agreements to repurchase and cash collateral received from counterparties in connection with derivative swap agreements.

Below is a breakdown of average deposits and the average rates paid during the periods indicated:

	For the three months ended				For the years ended
	December 31, 2025		December 31, 2024		December 31, 2025		December 31, 2024
		Average		Average		Average		Average
	Average	rate	Average	rate	Average	rate	Average	rate
	balance	paid	balance	paid	balance	paid	balance	paid
Non-interest bearing demand	$2,151,701	0.00%	$2,249,614	0.00%	$2,162,898	0.00%	$2,252,887	0.00%
Interest bearing demand	1,204,877	2.15%	1,386,579	2.58%	1,268,672	2.32%	1,392,854	2.87%
Money market accounts	3,046,184	2.74%	3,090,333	3.21%	3,069,473	2.99%	3,048,326	3.47%
Savings accounts	597,480	1.03%	610,887	1.01%	609,191	1.05%	629,091	0.96%
Time deposits	1,154,614	3.53%	1,034,560	3.53%	1,091,641	3.47%	1,019,978	3.38%
Total average deposits	$8,154,856	1.92%	$8,371,973	2.12%	$8,201,875	2.02%	$8,343,136	2.23%

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

The Company continued to prudently manage credit risk in 2025, further strengthening our credit profile through proactive monitoring of credit. During the year ended December 31, 2025, the Company recorded provision expense for credit losses totaling $17.8 million, including $18.2 million provision expense for funded loans and $0.4 million of provision release for unfunded loan commitments. Provision expense for credit losses during the year ended December 31, 2025 was recorded primarily due to proactive credit actions taken on three credits during the fourth quarter and a charge-off on one credit during the first quarter due to suspected fraud by the borrower. During the year ended December 31, 2024, the Company recorded provision expense for credit losses totaling $6.8 million, including $6.3 million of provision expense for funded loans and $0.5 million of provision expense for unfunded loan commitments. The allowance for credit losses totaled 1.18% and 1.22% of total loans at December 31, 2025 and 2024, respectively.

Non-interest income

The table below details the components of non-interest income for the years presented:

	For the years ended December 31,			2025 vs 2024		2024 vs 2023
				Increase (decrease)		Increase (decrease)
	2025	2024	2023	Amount	% Change	Amount	% Change
Service charges	$16,694	$17,957	$18,225	$(1,263)	(7.0)%	$(268)	(1.5)%
Bank card fees	17,821	18,963	19,636	(1,142)	(6.0)%	(673)	(3.4)%
Mortgage banking income	11,085	11,228	13,634	(143)	(1.3)%	(2,406)	(17.6)%
Bank-owned life insurance income	4,385	3,005	3,269	1,380	45.9%	(264)	(8.1)%
Loss on security sales	(3,348)	(6,582)	—	3,234	49.1%	(6,582)	(100)%
Other non-interest income	20,929	16,660	9,153	4,269	25.6%	7,507	82.0%
Total non-interest income	$67,566	$61,231	$63,917	$6,335	10.3%	$(2,686)	(4.2)%

Non-interest income increased $6.3 million, or 10.3%, to $67.6 million for the year ended December 31, 2025, compared to the year ended December 31, 2024. The Company executed strategic balance sheet actions during the years ended December 31, 2025 and 2024, which resulted in security sale losses of $3.3 million and $6.6 million, respectively. Excluding these items, non-interest income increased $3.1 million. Other non-interest income increased $4.3 million, primarily driven by $3.9 million of unrealized gains on partnership investments, a $0.9 million increase in gains on sales of previously consolidated banking center properties, and a $0.8 million increase in trust income. These increases were partially offset by decreases in SBA loan sale gains and swap fee income.

Non-interest expense

The table below details the components of non-interest expense for the years presented:

	For the years ended December 31,			2025 vs 2024		2024 vs 2023
				Increase (decrease)		Increase (decrease)
	2025	2024	2023	Amount	% Change	Amount	% Change
Salaries and benefits	$148,334	$146,243	$137,701	$2,091	1.4%	$8,542	6.2%
Occupancy and equipment	45,829	39,951	37,552	5,878	14.7%	2,399	6.4%
Data processing	18,257	17,481	13,110	776	4.4%	4,371	33.3%
Marketing and business development	4,346	3,989	4,002	357	8.9%	(13)	(0.3)%
FDIC deposit insurance	4,355	5,390	7,008	(1,035)	(19.2)%	(1,618)	(23.1)%
Bank card expenses	4,494	5,185	5,769	(691)	(13.3)%	(584)	(10.1)%
Professional fees	12,527	7,062	10,464	5,465	77.4%	(3,402)	(32.5)%
Other non-interest expense	18,683	21,377	18,979	(2,694)	(12.6)%	2,398	12.6%
Other intangible assets amortization	7,817	7,939	7,386	(122)	(1.5)%	553	7.5%
Total non-interest expense	$264,642	$254,617	$241,971	$10,025	3.9%	$12,646	5.2%

During the year ended December 31, 2025, non-interest expense totaled $264.6 million, which included $7.2 million of expenses from the Vista acquisition, compared to non-interest expense of $254.6 million in the prior year. Excluding the acquisition-related expenses, which are primarily professional fees, the current year non-interest expense totaled $257.5 million. Occupancy and equipment expense increased $5.9 million primarily driven by the 2UniFi capitalized asset depreciation in connection with the launch of 2UniFi in the third quarter of 2025.

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

Income tax expense totaled $24.1 million during 2025, compared to $26.4 million during 2024. The decrease in income tax expense was driven by lower pre-tax income. The effective tax rate for 2025 was 18.0%, compared to 18.2% for 2024. As of December 31, 2025, our marginal tax rate (the rate we pay on each incremental dollar of earnings) was approximately 23%. However, our effective tax rate (income tax expense divided by income before income taxes) for a given period differs from our marginal rate largely due to income and expense items that are non-taxable or non-deductible in the calculation of income tax expense. The lower effective tax rate compared to the federal statutory tax rate was primarily due to interest income from tax-exempt lending, bank-owned life insurance income and the relationship of these items to pre-tax income.

On July 4, 2025, the OBBBA was signed into law, enacting significant changes to U.S. tax regulations, including the restoration of 100% bonus depreciation for qualifying assets placed in service after January 19, 2025, and the immediate deductibility of domestic research and experimentation expenditures for tax years beginning after December 31, 2024. The bill also allows companies to elect to deduct any remaining unamortized domestic research and experimental expenditures previously capitalized under prior law from 2022 to 2024 either fully in 2025 or ratably or two years (2025 and 2026). The Company elected to fully deduct the remaining costs in 2025.

As a result of the enactment of the OBBBA, the Company remeasured its deferred tax assets and liabilities during the third quarter of 2025 and recorded a reduction in net deferred tax assets, primarily driven by the reversal of deferred tax assets related to the capitalization of R&D expenditures (Section 174). The Company has $10.7 million and $35.3 million of net deferred tax assets at December 31, 2025 and December 31, 2024, respectively. The accelerated tax deductions under the new law, which permit immediate expensing, reduced the temporary differences that previously created these deferred tax assets.

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

On-balance sheet liquidity is represented by our cash and cash equivalents, and unencumbered investment securities, and is detailed in the table below as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Cash and due from banks	$417,058	$127,848
Unencumbered investment securities, at fair value	466,935	319,949
Total	$883,993	$447,797

Total on-balance sheet liquidity increased $436.2 million at December 31, 2025, compared to December 31, 2024. The increase was due to higher cash and due from banks of $289.2 million and $147.0 million higher unencumbered available-for-sale and held-to-maturity securities balances. As of December 31, 2025, approximately $658.4 million of investment securities were pledged to the Federal Reserve and to secure client deposits and repurchase agreements.

The Company’s investment portfolio remains positioned in liquid and readily marketable instruments and is a significant source of on-balance sheet collateral to secure borrowing capacity. Our investment securities portfolio is evaluated under established Asset and Liability Committee objectives and is structured as a liquidity portfolio, and only security fair values are used for the liquidity assessment. The fair value of total investment securities was $1.1 billion at December 31, 2025, compared to $1.0 billion at December 31, 2024. As of December 31, 2025, the fair value was inclusive of pre-tax net unrealized losses of $57.3 million on the available-for-sale securities portfolio. Additionally, our held-to-maturity securities portfolio had $54.3 million of pre-tax net unrealized losses. The gross unrealized gains and losses are detailed in note 4 of our consolidated financial statements. As of December 31, 2025, our investment securities portfolio consisted primarily of MBS, all of which were issued or guaranteed by U.S. government agencies or sponsored enterprises. The anticipated repayments and marketability of these securities offer substantial resources and flexibility to meet new loan demand, reinvest in the investment securities portfolio, or provide optionality for reductions in our deposit funding base. At December 31, 2025, the duration of the investment securities portfolio was 3.7 years and the weighted average life was 4.4 years.

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

The table below details those amounts as of the dates shown:

	December 31, 2025	December 31, 2024
Available FHLB borrowing capacity	$1,536,090	$1,697,259
Federal Reserve Bank discount window	1,416,059	880,892
Total off-balance sheet funds available	$2,952,149	$2,578,151

The Company had pledged $4.3 billion and $3.7 billion of loans as collateral to the FHLB and FRB discount window at December 31, 2025 and December 31, 2024, respectively. FHLB borrowing capacity totaled $1.5 billion and $1.7 billion at December 31, 2025 and December 31, 2024, respectively. At December 31, 2025, there were no outstanding borrowings with the FHLB, leaving undrawn borrowing capacity of $1.5 billion. At December 31, 2024, the Company had $50.0 million of outstanding borrowings with the FHLB, leaving undrawn borrowing capacity of $1.7 billion. At December 31, 2025, the

Company’s available secured and committed borrowing capacity at the FHLB and Federal Reserve totaled $3.0 billion, compared to $2.6 billion at December 31, 2024.

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

Our primary uses of funds are loan fundings, investment security purchases, withdrawals of deposits, capital expenditures, operating expenses, and share repurchases. Additionally, $89.0 million was paid as consideration in connection with the Vista acquisition on January 7, 2026.

At present, financing activities primarily consist of changes in deposits and repurchase agreements, and advances from the FHLB, in addition to the payment of dividends and the repurchase of our common stock. Maturing time deposits represent a potential use of funds. As of December 31, 2025, $1.0 billion of time deposits were scheduled to mature within 12 months. Based on the current interest rate environment and market conditions, our consumer banking strategy is to focus on attracting and maintaining both lower cost transaction accounts and time deposits.

As previously discussed, during 2021, the Company entered into a subordinated note purchase agreement to issue and sell a fixed-to-floating note. The Company deployed the net proceeds from the sale of the note for general corporate purposes. Additionally, as part of the acquisition of BOJH on October 1, 2022, the Company assumed three subordinated note purchase agreements to issue and sell fixed-to-floating rate notes. The balance on all subordinated notes totaled $54.5 million at December 31, 2025 and 2024.

We enter into contractual obligations that require a future cash settlement. These may include operating lease obligations, purchase obligations, time deposits and issuance of long-term debt. For the year ended December 31, 2025, contractual obligations totaled $1.2 billion with $1.0 billion estimated to be paid within one year. Included within those contractual obligations were time deposits totaling $1.2 billion, with $1.0 billion of that estimated to be paid within one year.

For additional information regarding our operating, investing and financing cash flows, see our consolidated statements of cash flows in the accompanying consolidated financial statements.

Capital

Under the Basel III requirements, at December 31, 2025, the Company, NBH Bank and BOJHT met all capital adequacy requirements, and the Banks had regulatory capital ratios in excess of the levels established for well-capitalized institutions. For more information on regulatory capital, see note 13 in our consolidated financial statements.

Our shareholders’ equity is impacted by earnings, changes in unrealized gains and losses on securities, net of tax, stock-based compensation activity, share repurchases, shares issued in connection with acquisitions and the payment of dividends. On January 7, 2026, the Company issued 7.3 million new shares of common stock as part of the consideration related to the Vista acquisition.

The Board of Directors has authorized multiple programs to repurchase shares of the Company’s common stock from time to time either in the open market or in privately negotiated transactions in accordance with applicable regulations of the SEC. On January 27, 2026, the Company announced that its Board of Directors authorized a new stock repurchase program under which the Company may repurchase up to $100.0 million of its common stock from time to time in the open market or in privately negotiated transactions in accordance with applicable regulations of the SEC. The timing and amount of any share repurchases will be determined by the Company’s management based on market conditions and other factors. No time limit was set for completion of the program. This new program replaces in its entirety the stock repurchase program that was authorized by the Board of Directors on May 9, 2023.

During the year ended December 31, 2025, the Company repurchased 416,795 shares of common stock for $15.2 million at a weighted average price per share of $36.40.

On January 22, 2026, our Board of Directors declared a quarterly dividend of $0.32 per issued and outstanding share of common stock, payable on March 13, 2026 to shareholders of record at the close of business on February 27, 2026. All subsequent dividends are subject to review and approval by the Company’s Board of Directors in its discretion. The decision of whether to pay any future dividends and the amount of any such dividends will be based on, among other things, the Company’s financial position, results of operations, cash flows, capital requirements, the requirements of applicable law and any other factors that the Board of Directors may deem relevant.

Asset/Liability Management and Interest Rate Risk

The Board of Directors meets as often as necessary, but no less than quarterly, to review financial statements, significant accounting policy changes, liquidity, interest rate risk and asset and liability management. The Board also oversees the performance of our internal audit function as well as serves as an independent and objective body to monitor and assess our compliance with legal and regulatory requirements as well as internal control systems. Management and the Board of Directors are responsible for managing interest rate risk and employing risk management policies that monitor and limit this exposure. Interest rate risk is measured using net interest income simulations and market value of portfolio equity analyses. These analyses use various assumptions, including the nature and timing of interest rate changes, yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, and reinvestment/replacement of asset and liability cash flows.

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

Our interest rate risk model indicated that the Company was in an asset sensitive position in terms of interest rate sensitivity at December 31, 2025. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 100 and 200 basis point decrease in interest rates on net interest income based on the interest rate risk model at the respective dates:

Hypothetical
shift in interest	% change in projected net interest income
rates (in bps)	December 31, 2025	December 31, 2024
200	4.65%	1.72%
100	2.36%	0.87%
(100)	(1.95)%	(1.05)%
(200)	(3.13)%	(2.11)%

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

As part of the asset/liability management strategy to manage primary market risk exposures expected to be in effect in future reporting periods, management has executed interest rate derivatives primarily using floors and collars. For further discussion of the Company’s derivative contracts refer to note 20. The strategy with respect to liabilities has been to continue to emphasize transaction deposit growth, particularly non-interest or low interest bearing non-maturing deposit accounts while building long-term client relationships. Non-maturing deposit accounts totaled 86.1% of total deposits at December 31, 2025, compared to 87.6% at December 31, 2024.

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

Off-Balance Sheet Activities

In the normal course of business, we are a party to various contractual obligations, commitments and other off-balance sheet activities that contain credit, market, and operational risk that are not required to be reflected in our consolidated financial statements. The most significant of these are the loan commitments that we enter into to meet the financing needs of clients, including commitments to extend credit, commercial and consumer lines of credit and standby letters of credit. As of December 31, 2025 and 2024, we had loan commitments totaling $1.1 billion and $1.4 billion, respectively, and standby letters of credit totaling $8.0 million and $10.8 million, respectively. Unused commitments do not necessarily represent future credit exposure or cash requirements, as commitments often expire without being drawn upon.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information called for by this item is provided under the caption Asset/Liability Management and Interest Rate Risk in Part II, Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

National Bank Holdings Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of National Bank Holdings Corporation and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period then ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Allowance for credit losses related to loans collectively evaluated for impairment

As discussed in Note 7 to the consolidated financial statements, the allowance for credit losses related to loans collectively evaluated for impairment (the collective ACL) was $79.4 million of a total ACL of $87.5 million as of December 31, 2025. The Company estimated the December 31, 2025, collective ACL by first disaggregating the loan portfolio into segments based upon broad characteristics such as primary use and underlying collateral. Within these segments, the portfolio was further disaggregated into classes of loans with similar attributes and risk characteristics.

The 2025 collective ACL was determined at the class level, analyzing loss history based upon specific loss drivers and risk factors affecting each loan class. The Company utilized a discounted cash flow (DCF) model developed within a third-party software tool to establish expected lifetime credit losses for the loan portfolio. The 2025 collective ACL was calculated as the difference between the amortized cost basis and the projections from the DCF analysis. The DCF model allows for individual life of loan cash flow modeling, excluding extensions and renewals, using loan-specific interest rates and repayment schedules including estimated prepayment rates and loss recovery timing delays. The model incorporates forecasts of certain national macroeconomic factors (reasonable and supportable forecasts) which drive correlated Probability of Default (“PD”) and Loss Given Default (“LGD”) rates, which in turn, drive the losses predicted in establishing the Company’s 2025 collective ACL. Management accounts for the inherent uncertainty of the underlying economic forecast by reviewing and weighting alternate forecast scenarios. PD and LGD rates along with prepayment rates and loss recovery time delays are determined at a loan class level making use of both internal and peer historical loss rate data. For periods beyond the reasonable and supportable forecast period, the Company reverts to historical long-term average loss rates on a straight-line basis. The length of the forecast period spans four quarters. The length of the reversion period is based on management’s assessment of the length and pattern of the current economic cycle and typically ranges from four to eight quarters. Additionally, the 2025 collective ACL calculation includes subjective adjustments for qualitative risk factors that are likely to cause estimated credit losses to differ from historical experience.

We identified the assessment of the 2025 collective ACL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge in the industry, and subjective and complex auditor judgment was involved in the assessment of the 2025 collective ACL. Specifically, the assessment encompassed the evaluation of the 2025 collective ACL methodology, including (1) the DCF model and significant assumptions: PD, LGD, prepayment rates, discount rates, loss recovery time delays, the use of peer data, portfolio segmentation, the length and weighting of the reasonable and supportable forecast and the reversion period, and (2) the qualitative risk factors. The assessment also included an evaluation of the conceptual soundness and performance of the underlying models and assumptions. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the 2025 collective ACL estimate, including controls over the:

●	development of the 2025 collective ACL methodology,
●	continued use and appropriateness of changes made to the DCF model,
●	validation of the DCF model to determine if it is fit for use and appropriate to estimate expected credit losses,
●	identification and determination of the significant assumptions used in the DCF model,
●	continued use and appropriateness of changes made to the qualitative factors, including the significant assumptions used in the measurement of the qualitative factors,
●	analysis of the overall ACL results, trends, and ratios.

We evaluated the Company’s process to develop the 2025 collective ACL estimate by testing certain sources of data, factors, and significant assumptions that the Company used, and considered the relevance and reliability of such data, factors, and significant assumptions, including an evaluation of whether additional factors or alternative assumptions should be used. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:

●	evaluating the Company’s 2025 collective ACL methodology for compliance with U.S. generally accepted accounting principles,

●	assessing the conceptual soundness of the DCF model by inspecting the model validation documentation to determine whether the model is suitable for its intended use,
●	evaluating judgments made by the Company in the continued use and appropriateness of changes made to the PD, LGD, prepayment rates, loss recovery time delays, use of peer data, and the reversion period assumptions by comparing them to relevant Company-specific metrics and trends, and the applicable industry and regulatory practices,
●	evaluating the selection of methodology used to develop the economic forecast scenarios, including the weighting of the scenarios, and underlying assumptions, by comparing it to the Company’s business environment and relevant industry practices,
●	determining whether the loan portfolio is segmented by similar risk characteristics by comparing to the Company’s business environment and relevant industry practices,
●	evaluating the methodology used to develop the qualitative factors and the effect of those factors on the 2025 collective ACL compared with relevant credit risk factors and consistency with credit trends and identified limitations of the underlying DCF model.

We also assessed the sufficiency of the audit evidence obtained related to the 2025 collective ACL estimate by evaluating the:

●	Cumulative results of the audit procedures,
●	Qualitative aspects of the Company’s accounting practices,
●	Potential bias in the accounting estimates.

We have served as the Company’s auditor since 2010.

Kansas City, Missouri

February 24, 2026

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

December 31, 2025 and 2024

(In thousands, except share and per share data)

	December 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$417,058	$127,848
Investment securities available-for-sale (at fair value)	528,639	527,547
Investment securities held-to-maturity (fair value of $597,449 and $451,386 at December 31, 2025 and December 31, 2024, respectively)	651,732	533,108
Other securities	80,634	76,462
Loans	7,433,356	7,751,143
Allowance for credit losses	(87,415)	(94,455)
Loans, net	7,345,941	7,656,688
Loans held for sale	25,695	24,495
Other real estate owned	1,674	662
Premises and equipment, net	214,554	196,773
Goodwill	306,043	306,043
Intangible assets, net	48,337	58,432
Other assets	263,211	299,635
Total assets	$9,883,518	$9,807,693
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing demand deposits	$2,204,241	$2,213,685
Interest bearing demand deposits	1,237,006	1,411,860
Savings and money market	3,701,616	3,592,312
Time deposits	1,149,771	1,020,036
Total deposits	8,292,634	8,237,893
Securities sold under agreements to repurchase	17,350	18,895
Long-term debt, net	54,540	54,511
Federal Home Loan Bank advances	—	50,000
Other liabilities	133,880	141,319
Total liabilities	8,498,404	8,502,618
Shareholders’ equity:
Common stock, par value $0.01 per share: 400,000,000 shares authorized; 51,487,888 and 51,487,888 shares issued; and 37,772,516 and 38,054,482 shares outstanding at December 31, 2025 and December 31, 2024, respectively	515	515
Additional paid-in capital	1,171,581	1,167,431
Retained earnings	572,461	508,864
Treasury stock of 13,412,216 and 13,141,392 shares at December 31, 2025 and December 31, 2024, respectively, at cost	(315,397)	(301,694)
Accumulated other comprehensive loss, net of tax	(44,046)	(70,041)
Total shareholders’ equity	1,385,114	1,305,075
Total liabilities and shareholders’ equity	$9,883,518	$9,807,693

See accompanying notes to the consolidated financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended December 31, 2025, 2024 and 2023

(In thousands, except share and per share data)

	2025	2024	2023
Interest and dividend income:
Interest and fees on loans	$474,626	$505,266	$461,376
Interest and dividends on investment securities	37,753	28,696	26,331
Dividends on other securities	1,723	1,832	3,253
Interest on interest bearing bank deposits	5,672	2,474	4,455
Total interest and dividend income	519,774	538,268	495,415
Interest expense:
Interest on deposits	165,426	186,192	109,378
Interest on borrowings	5,843	6,688	24,086
Total interest expense	171,269	192,880	133,464
Net interest income before provision for credit losses	348,505	345,388	361,951
Provision for credit loss expense	17,800	6,755	8,295
Net interest income after provision for credit losses	330,705	338,633	353,656
Non-interest income:
Service charges	16,694	17,957	18,225
Bank card fees	17,821	18,963	19,636
Mortgage banking income	11,085	11,228	13,634
Bank-owned life insurance income	4,385	3,005	3,269
Other non-interest income	20,929	16,660	9,153
Loss on security sales	(3,348)	(6,582)	—
Total non-interest income	67,566	61,231	63,917
Non-interest expense:
Salaries and benefits	148,334	146,243	137,701
Occupancy and equipment	45,829	39,951	37,552
Data processing	18,257	17,481	13,110
Marketing and business development	4,346	3,989	4,002
FDIC deposit insurance	4,355	5,390	7,008
Bank card expenses	4,494	5,185	5,769
Professional fees	12,527	7,062	10,464
Other non-interest expense	18,683	21,377	18,979
Other intangible assets amortization	7,817	7,939	7,386
Total non-interest expense	264,642	254,617	241,971
Income before income taxes	133,629	145,247	175,602
Income tax expense	24,055	26,432	33,554
Net income	$109,574	$118,815	$142,048
Earnings per share—basic	$2.86	$3.10	$3.74
Earnings per share—diluted	2.85	3.08	3.72
Common stock dividend	1.20	1.12	1.04
Weighted average number of common shares outstanding:
Basic	37,964,059	38,212,304	37,937,579
Diluted	38,091,014	38,419,125	38,111,208

See accompanying notes to the consolidated financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

For the Years Ended December 31, 2025, 2024 and 2023

(In thousands)

	2025	2024	2023
Net income	$109,574	$118,815	$142,048
Other comprehensive income, net of tax:
Securities available-for-sale:
Net unrealized gains arising during the period, net of tax expense of $7,091, $897, and $2,703 for the years ended December 31, 2025, 2024 and 2023, respectively.	22,658	1,110	11,781
Less: reclassification adjustment for loss on security sales realized in net income, net of tax benefit of $783 and $1,534 for the years ended December 31, 2025 and 2024, respectively.	2,565	5,048	—
Less: amortization of net unrealized holding gains to income, net of tax benefit of $5, $23, and $51 for the years ended December 31, 2025, 2024 and 2023, respectively.	(16)	(73)	(166)
Cash flow hedges:
Net unrealized gains (losses) arising during the period, net of tax (expense) benefit of ($421), ($18), and $325 for the years ended December 31, 2025, 2024 and 2023, respectively.	1,364	22	(1,005)
Less: reclassification adjustment for (gains) losses included in net income, net of tax (expense) benefit of ($174), $77, and $362 for the years ended December 31, 2025, 2024 and 2023, respectively.	(576)	253	1,193
Other comprehensive income	25,995	6,360	11,803
Comprehensive income	$135,569	$125,175	$153,851

See accompanying notes to the consolidated financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended December 31, 2025, 2024 and 2023

(In thousands, except share and per share data)

	For the years ended December 31,
						Accumulated
		Additional				other
	Common	paid-in	Retained	Treasury		comprehensive
	stock	capital	earnings	stock		income, net	Total
Balance, December 31, 2022	$515	$1,159,508	$330,721		$(310,338)	$(88,204)	$1,092,202
Net income	—	—	142,048		—	—	142,048
Stock-based compensation	—	7,222	—		—	—	7,222
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $4,077, net	—	(4,461)	—		3,636	—	(825)
Cash dividends declared ($1.04 per share)	—	—	(39,643)		—	—	(39,643)
Other comprehensive income	—	—	—		—	11,803	11,803
Balance, December 31, 2023	$515	$1,162,269	$433,126		$(306,702)	$(76,401)	$1,212,807
Net income	—	—	118,815		—	—	118,815
Stock-based compensation	—	8,048	—		—	—	8,048
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $7,699, net	—	(2,886)	—		5,008	—	2,122
Cash dividends declared ($1.12 per share)	—	—	(43,077)		—	—	(43,077)
Other comprehensive income	—	—	—		—	6,360	6,360
Balance, December 31, 2024	$515	$1,167,431	$508,864		$(301,694)	$(70,041)	$1,305,075
Net income	—	—	109,574	-	—	—	109,574
Stock-based compensation	—	7,254	—		—	—	7,254
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $4,302, net	—	(3,104)	—		1,466	—	(1,638)
Repurchase of 416,795 shares	—	—	—		(15,169)	—	(15,169)
Cash dividends declared ($1.20 per share)	—	—	(45,977)		—	—	(45,977)
Other comprehensive income	—	—	—		—	25,995	25,995
Balance, December 31, 2025	$515	$1,171,581	$572,461		$(315,397)	$(44,046)	$1,385,114

See accompanying notes to the consolidated financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2025, 2024 and 2023

(In thousands)

	For the years ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$109,574	$118,815	$142,048
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit loss expense	17,800	6,755	8,295
Depreciation and amortization	28,103	24,191	23,853
Change in current income tax receivable	(2,937)	1,740	3,223
Change in deferred income taxes	24,566	6,357	55
Discount accretion, net of premium amortization on securities	(2,775)	(1,350)	(831)
Gain on sale of mortgages, net	(11,004)	(9,662)	(9,907)
Origination of loans held for sale, net of repayments	(352,038)	(346,588)	(398,438)
Proceeds from sales of loans held for sale	361,842	349,450	407,425
Originations of mortgage servicing rights	(194)	(404)	(1,183)
Proceeds from sales of mortgage servicing rights	2,360	—	5,502
Gain on sale of mortgage servicing rights	(646)	—	(1,052)
Impairment on fixed assets	—	958	349
Gain on sale of fixed assets	(1,562)	(637)	(148)
Stock-based compensation	7,254	8,048	7,222
Loss on security sales	3,348	6,582	—
Operating lease payments	(6,479)	(6,537)	(6,308)
Change in other assets	(2,838)	(16,062)	343
Change in other liabilities	(11,956)	13,615	(13,513)
Net cash provided by operating activities	162,418	155,271	166,935
Cash flows from investing activities:
Proceeds from other securities	50,998	57,527	100,046
Proceeds from maturities and paydowns of investment securities available-for-sale	132,562	157,538	92,032
Proceeds from maturities and paydowns of investment securities held-to-maturity	143,199	63,078	69,555
Proceeds from sales of investment securities available-for-sale	57,836	132,113	—
Proceeds from sales of other real estate owned	523	3,418	581
Purchases of other securities	(51,237)	(44,889)	(106,175)
Purchases of investment securities available-for-sale	(160,543)	(185,713)	—
Purchases of investment securities held-to-maturity	(260,257)	(10,483)	(2,452)
Purchases of premises and equipment, net	(29,920)	(34,592)	(36,834)
Net decrease (increase) in loans	274,797	(73,338)	(477,109)
Proceeds from the sale of loans	28,531	—	1,625
Net cash activity for acquisitions	—	—	(45,300)
Net cash provided by (used in) investing activities	186,489	64,659	(404,031)
Cash flows from financing activities:
Net increase in deposits	54,782	47,229	317,050
Net decrease in repurchase agreements and other short-term borrowings	(1,545)	(732)	(587)
Net payments to the Federal Home Loan Bank	(50,000)	(290,000)	(45,000)
Issuance of stock under purchase and equity compensation plans	(1,738)	(1,515)	(1,534)
Proceeds from exercise of stock options	28	3,555	617
Payment of dividends	(46,055)	(42,945)	(39,643)
Repurchase of common stock	(15,169)	—	—
Net cash (used in) provided by financing activities	(59,697)	(284,408)	230,903
Increase (decrease) in cash and cash equivalents(1)	289,210	(64,478)	(6,193)
Cash and cash equivalents at beginning of the year(1)	127,848	192,326	198,519
Cash and cash equivalents at end of period(1)	$417,058	$127,848	$192,326
Supplemental disclosure of cash flow information during the period:
Cash paid for interest	$168,398	$189,973	$124,426
Net tax payments	10,548	20,841	32,846
Supplemental schedule of non-cash activities:
Loans transferred to other real estate owned at fair value	1,690	9,577	1,207
Increase in loans purchased but not settled	11,067	—	—
Loans transferred from loans held for sale to loans	—	1,159	4,833

(1)

Included in restricted cash at December 31, 2023 was $1.5 million placed in escrow for certain potential liabilities, for which the Company was indemnified, resulting from a previous acquisition. The restricted cash was included in other assets in the Company’s consolidated statements of financial condition. At December 31, 2025 and 2024, there was no restricted cash.

See accompanying notes to the consolidated financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023

Note 1 Basis of Presentation

National Bank Holdings Corporation is a bank holding company that has elected financial holding company status and was incorporated in the State of Delaware in 2009. The Company is headquartered in Greenwood Village, Colorado, and its primary operations are conducted through its wholly owned subsidiaries NBH Bank and BOJHT. NBH Bank is a Colorado state-chartered bank and a member of the Federal Reserve, and BOJHT is a Wyoming state-chartered bank and a member of the Federal Reserve. The Company provides a variety of banking products to both commercial and consumer clients through a network of over 90 banking centers as of December 31, 2025, located primarily in Colorado, the greater Kansas City region, Texas, Utah, Wyoming, New Mexico and Idaho, as well as through online and mobile banking products and services.

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

During the third quarter of 2025, the balance sheet caption previously titled ‘Non-marketable securities’ was retitled as ‘Other securities’ without effect to the financial statements beyond the retitle.

Note 2 Summary of Significant Accounting Policies

a) Cash and cash equivalents—Cash and cash equivalents include cash, cash items, amounts due from other banks, amounts due from the FRB of Kansas City, federal funds sold, and interest-bearing bank deposits.

b) Investment securities—Investment securities may be classified in three categories: trading, available-for-sale or held-to-maturity. Management determines the appropriate classification at the time of purchase and reevaluates the classification at each reporting period. Any sales of available-for-sale securities are for the purpose of executing the Company’s asset/liability management strategy, reducing borrowings, funding loan growth, providing liquidity, or eliminating a perceived credit risk in a specific security. Held-to-maturity securities are carried at amortized cost, and the available-for-sale securities are carried at estimated fair value. Unrealized gains or losses on securities available-for-sale are reported as AOCI, a component of shareholders’ equity, net of income tax. Gains and losses realized upon sales of securities are calculated using the specific identification method. Premiums and discounts are amortized to interest income over the estimated lives of the securities. Prepayment experience is periodically evaluated and a determination made regarding the appropriate estimate of the future rates of prepayment. When a change in a bond’s estimated remaining life is necessary, a corresponding adjustment is made in the related premium amortization or discount accretion. Purchases and sales of securities, including any corresponding gains or losses, are recognized on a trade-date basis and a receivable or payable is recognized for pending transaction settlements.

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

c) Other securities— Other securities include FRB stock, FHLB stock, convertible preferred stock, equity method investments and equity securities with readily determinable fair values. FRB and FHLB securities have been acquired for debt facility or regulatory purposes and are carried at cost. Equity method investments are comprised of investments in which the Company’s proportionate share of income or loss is recognized one quarter in arrears in other non-interest income in the consolidated statements of operations. Equity method investments are periodically evaluated for impairment. If impairment is deemed other than temporary, the Company will reduce the carrying value of the investment to the extent it is not recoverable. Other securities also include direct investments in convertible preferred stock. As the convertible preferred stock does not have a readily determinable fair value, it is carried at cost and evaluated periodically for impairment. Impairments of convertible preferred stock will be reflected in earnings in the period in which the cost basis of the investment exceeds fair value. Equity securities with readily determinable fair values are also included with other securities and are generally traded on an exchange where market prices are readily available. Unrealized gains or losses on equity securities with readily determinable fair values are recognized in other non-interest income in the Company’s consolidated statements of operations.

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

In the event of borrower default, the Company may seek recovery in compliance with state lending laws, the respective loan agreements, and credit monitoring and remediation procedures that may include modifying a loan from its original terms, for economic or legal reasons, to provide a concession to the borrower from their original terms due to borrower financial difficulties in order to facilitate repayment. These modifications allow the debtor short-term cash relief to allow them to improve their financial condition. If a loan modification is determined to be made to a borrower experiencing financial difficulty, the loan is considered to be collateral dependent and is evaluated for credit loss as part of the allowance for credit loss analysis.

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

The Company enters into commitments to originate residential mortgage loans whereby the interest rate on the loan is determined prior to funding (i.e., interest rate lock commitments). Such interest rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives. To protect against the price risk inherent in residential mortgage loan commitments, the Company utilizes both “best efforts” and “mandatory delivery” forward loan sale commitments to mitigate the risk of potential increases or decreases in the values of loans that would result from the change in market rates for such loans. The Company manages the interest rate risk on interest rate lock commitments by entering into forward sale contracts of MBS. Such contracts are accounted for as derivatives and are recorded at fair value as derivative assets or liabilities. They are carried in the consolidated statements of financial condition within other assets or other liabilities, and changes in fair value are recorded net as a component of mortgage banking income in the consolidated statements of operations. The gross gains on loan sales are recognized based on new loan commitments with adjustment for price and pair-off activity. Commission expenses on loans held for sale are recognized based on loans closed.

f) Allowance for credit losses—The ACL represents management’s estimate of lifetime credit losses inherent in loans as of the balance sheet date. The Company measures expected credit losses for loans on a pooled basis when similar risk characteristics exist. The Company has identified four primary loan segments that are further stratified into 11 loan classes to provide more granularity in analyzing loss history based upon specific loss drivers and risk factors affecting each loan class. Generally, the underlying risk of loss for each of these loan classes will follow certain norms/trends in various economic environments. Loans that do not share risk characteristics are evaluated on an individual basis and are not included in the collective evaluation. Those loans include loans on non-accrual status, loans in bankruptcy, and modified loans described below. If a specific allowance is warranted based on the borrower’s overall financial condition, the specific allowance is calculated based on discounted expected cash flows using the loan’s initial contractual effective interest rate or the fair value of the collateral less selling costs for collateral-dependent loans.

The Company utilizes a DCF model developed within a third-party software tool to establish expected lifetime credit losses for the loan portfolio. The ACL is calculated as the difference between the amortized cost basis and the projections from the DCF analysis. The DCF model allows for individual life of loan cash flow modeling, excluding extensions and renewals, using loan-specific interest rates and repayment schedules adjusted for estimated prepayment rates and loss recovery timing delays. The model incorporates forecasts of certain national macroeconomic factors, including unemployment rates, HPI, retail sales and GDP, which drive correlated PD and loss given default LGD rates. PD and LGD, in turn, drive the losses predicted in establishing our ACL. PD and LGD rates along with prepayment rates and loss recovery time delays are determined at a loan class level making use of both internal and peer historical loss rate data. The determination and application of the ACL accounting policy involves judgments, estimates, and uncertainties that are subject to change. For periods beyond the reasonable and supportable forecast period, we revert to historical long-term average loss rates on a straight-line basis. The length of the forecast period spans four quarters. The length of the reversion period is based on management’s assessment of the length and pattern of the current economic cycle and typically ranges from four to eight quarters.

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

g) Premises and equipment—With the exception of premises and equipment acquired through business combinations, which are initially measured and recorded at fair value, purchased land, buildings and software and equipment are carried at cost, including capitalized interest when appropriate, less accumulated depreciation. Depreciation is computed using the straight-

line method over the estimated useful life of the asset. The Company generally assigns depreciable lives of 39 years for buildings, 7 to 15 years for building improvements, and 3 to 7 years for software and equipment. Leasehold improvements are amortized over the shorter of their estimated useful lives or remaining lease terms. Maintenance and repairs are charged to non-interest expense as incurred. The Company reviews premises and equipment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposal is less than its carrying amount. Property and equipment that meet the held-for-sale criteria is recorded at the lower of its carrying amount or fair value less cost to sell and depreciation is ceased.

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

k) Bank-owned life insurance—The Company is the owner and beneficiary of BOLI policies that it purchased on certain associates of the Company or acquired through our acquisitions. The BOLI policies are carried at net realizable value with changes in net realizable value recorded in non-interest income in the consolidated statements of operations.

l) Securities purchased under agreements to resell and securities sold under agreements to repurchase—The Company periodically enters into purchases or sales of securities under agreements to resell or repurchase as of a specified future date. The securities purchased under agreements to resell are accounted for as collateralized financing transactions and are reflected as an asset in the consolidated statements of financial condition. The securities pledged by the counterparties are held by a third-party custodian and valued daily. The Company may require additional collateral to ensure full collateralization for these transactions. The repurchase agreements are considered financing agreements and the obligation to repurchase assets sold is reflected as a liability in the consolidated statements of financial condition of the Company. The repurchase agreements are collateralized by debt securities that are under the control of the Company.

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

The fair value of stock options is measured using a Black-Scholes model. The fair value of time-based restricted stock awards and performance stock units with performance based vesting criteria is based on the Company’s stock price on the date of grant. The fair value of performance stock units with market-based vesting criteria is measured using a Monte Carlo simulation model. Compensation expense for the portion of the awards that contain performance and service vesting conditions is recognized over the requisite service period based on the fair value of the awards on the grant date. Compensation expense for the portion of the awards that contain a market vesting condition is recognized over the derived service period based on the fair value of the awards on the grant date. The amortization of stock-based compensation reflects any estimated forfeitures, and the expense realized in subsequent periods may be adjusted to reflect the actual forfeitures realized. The outstanding stock options primarily carry a maximum contractual term of ten years. To the extent that any award is forfeited, surrendered, terminated, expires, or lapses without being vested or exercised, the shares of stock subject to such award not delivered are again made available for awards under the Omnibus Plan.

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

o) Earnings per share—The Company applies the two-class method of computing earnings per share as certain of the Company’s restricted shares are entitled to non-forfeitable dividends and are therefore considered to be a class of participating securities. The two-class method allocates income according to dividends declared and participation rights in undistributed income. Basic earnings per share is computed by dividing income allocated to common shareholders by the weighted average number of common shares outstanding during each period. Diluted income per common share is computed by dividing income allocated to common shareholders by the weighted average common shares outstanding during the period, plus amounts representing the dilutive effect of stock options outstanding, certain unvested restricted shares, or other contracts to issue common shares (“common stock equivalents”) using the treasury stock method. Common stock equivalents are excluded from the computation of diluted earnings per common share in periods in which they have an anti-dilutive effect.

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

The Company offers interest rate swap products to certain of its clients to manage potential changes in interest rates. Each contract between the Company and a client is offset with a contract between the Company and an institutional counterparty, thus minimizing the Company’s exposure to rate changes. The Company’s portfolio consists of a “matched book,” and as such, changes in fair value of the swap pairs will largely offset in earnings.

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

Note 3 Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The update requires public business entities to disclose specific categories related to rate reconciliation. It also requires more detailed information for reconciling items, provided certain quantitative thresholds are met. The amendments in this update are effective for fiscal years beginning after December 15, 2024 and were applied on a retrospective basis. The update has not had a material impact to our financial statements apart from changes in disclosures.

Note 4 Investment Securities

The Company’s investment securities portfolio is comprised of available-for-sale and held-to-maturity investment securities. These investment securities totaled $1.2 billion at December 31, 2025 and included $0.5 billion of available-for-sale securities and $0.7 billion of held-to-maturity securities. At December 31, 2024, investment securities totaled $1.0 billion and included $0.5 billion of available-for-sale securities and $0.5 billion of held-to-maturity securities.

Available-for-sale

Available-for-sale securities are summarized as follows as of the dates indicated:

	December 31, 2025
	Amortized	Gross	Gross
	cost	unrealized gains	unrealized losses	Fair value
U.S. Treasury securities	$73,144	$1,082	$—	$74,226
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	173,308	1,248	(16,891)	157,665
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	338,768	563	(43,305)	296,026
Other securities	722	—	—	722
Total investment securities available-for-sale	$585,942	$2,893	$(60,196)	$528,639

	December 31, 2024
	Amortized	Gross	Gross
	cost	unrealized gains	unrealized losses	Fair value
U.S. Treasury securities	$24,958	$—	$(84)	$24,874
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	164,785	53	(29,793)	135,045
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	425,476	432	(60,970)	364,938
Corporate debt	2,000	—	(38)	1,962
Other securities	728	—	—	728
Total investment securities available-for-sale	$617,947	$485	$(90,885)	$527,547

During the year ended December 31, 2025, purchases of available-for-sale securities totaled $160.5 million and sales of available-for-sale securities totaled $57.8 million. During the year ended December 31, 2024, purchases of available-for-sale securities totaled $185.7 million and sales of available-for-sale securities totaled $132.1 million. The available-for-sale securities sales were executed during the fourth quarter of 2025 and 2024 as a result of strategic balance sheet management and resulted in pre-tax losses of $3.3 million and $6.6 million, respectively. Maturities and paydowns of available-for-sale securities during 2025 and 2024 totaled $132.6 million and $157.5 million, respectively.

At December 31, 2025 and 2024, the Company’s available-for-sale investment portfolio was primarily comprised of U.S. Treasury securities and mortgage-backed securities. All mortgage-backed securities were backed by GSE collateral such as FHLMC and FNMA and the government owned agency GNMA.

The tables below summarize the available-for-sale securities with unrealized losses, along with the length of time they have been in an unrealized loss position, as of the dates shown:

	December 31, 2025
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	$—	$—	$96,937	$(16,891)	$96,937	$(16,891)
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	2,546	(5)	232,742	(43,300)	235,288	(43,305)
Total	$2,546	$(5)	$329,679	$(60,191)	$332,225	$(60,196)

	December 31, 2024
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. Treasury securities	$—	$—	$24,874	$(84)	$24,874	$(84)
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	—	—	132,935	(29,793)	132,935	(29,793)
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	41,426	(95)	264,621	(60,875)	306,047	(60,970)
Corporate debt	—	—	1,963	(38)	1,963	(38)
Total	$41,426	$(95)	$424,393	$(90,790)	$465,819	$(90,885)

Management regularly monitors the investment securities portfolio in its entirety and further evaluates all of the available-for-sale securities in an unrealized loss position at each reporting period. The portfolio included 84 securities, which were in an unrealized loss position at December 31, 2025, compared to 180 securities at December 31, 2024. The unrealized losses in the Company’s investment portfolio at December 31, 2025 and 2024 were caused by changes in interest rates. The Company has no intention to sell these securities and believes it will not be required to sell the securities before the recovery of their amortized cost. Management believes that default of the available-for-sale securities is highly unlikely. FHLMC, FNMA and GNMA guaranteed mortgage-backed securities and U.S. Treasury securities have a long history of zero credit losses, an explicit guarantee by the U.S. government (although limited for FNMA and FHLMC securities) and yields that generally trade based on market views of prepayment and liquidity risk rather than credit risk.

Certain securities are pledged as collateral for public deposits, securities sold under agreements to repurchase and to secure borrowing capacity at the FRB, if needed. The fair value of available-for-sale investment securities pledged as collateral totaled $102.4 million and $238.6 million at December 31, 2025 and 2024, respectively. The Company may also pledge available-for-sale investment securities as collateral for FHLB advances. No securities were pledged for this purpose at December 31, 2025 or 2024.

A summary of the available-for-sale securities by maturity is shown in the following table as of December 31, 2025. Mortgage-backed securities may have actual maturities that differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments and are therefore not included in the table below. The Company holds other available-for-sale securities with an amortized cost and fair value of $0.7 million as of December 31, 2025 that have no stated contractual maturity date.

	December 31, 2025
			Weighted
	Amortized cost	Fair value	average yield
U.S. Treasury securities
After one but within five years	$73,144	$74,226	4.35%

As of December 31, 2025 and 2024, AIR from available-for-sale investment securities totaled $1.9 million and $1.3 million, respectively, and was included within other assets in the consolidated statements of financial condition.

Held-to-maturity

Held-to-maturity investment securities are summarized as follows as of the dates indicated:

	December 31, 2025
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
U.S. Treasury securities	$24,900	$—	$(49)	$24,851
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	236,535	666	(23,227)	213,974
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	390,297	2,310	(33,983)	358,624
Total investment securities held-to-maturity	$651,732	$2,976	$(57,259)	$597,449

	December 31, 2024
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
U.S. Treasury securities	$49,639	$—	$(480)	$49,159
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	271,105	51	(36,870)	234,286
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	212,364	—	(44,423)	167,941
Total investment securities held-to-maturity	$533,108	$51	$(81,773)	$451,386

During 2025 and 2024, purchases of held-to-maturity securities totaled $260.3 million and $10.5 million, respectively. Maturities and paydowns of held-to-maturity securities totaled $143.2 million and $63.1 million during 2025 and 2024, respectively.

The held-to-maturity portfolio included 92 securities which were in an unrealized loss position at December 31, 2025, compared to 160 securities at December 31, 2024. The tables below summarize the held-to-maturity securities with unrealized losses, along with the length of time they have been in an unrealized loss position, as of the dates shown:

	December 31, 2025
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. Treasury securities	$—	$—	$24,850	$(49)	$24,850	$(49)
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	1,174	(1)	169,340	(23,226)	170,514	(23,227)
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	—	—	144,208	(33,983)	144,208	(33,983)
Total	$1,174	$(1)	$338,398	$(57,258)	$339,572	$(57,259)

	December 31, 2024
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. Treasury securities	$—	$—	$49,159	$(480)	$49,159	$(480)
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	45,427	(880)	185,558	(35,990)	230,985	(36,870)
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	2,818	(51)	165,123	(44,372)	167,941	(44,423)
Total	$48,245	$(931)	$399,840	$(80,842)	$448,085	$(81,773)

The Company does not measure expected credit losses on a financial asset, or group of financial assets, in which historical credit loss information adjusted for current conditions and reasonable and supportable forecasts results in an expectation that nonpayment of the amortized cost basis is zero. Management evaluated held-to-maturity securities noting they are backed by loans guaranteed by either U.S. government agencies or GSEs, and management believes that default is highly unlikely given this governmental backing and long history without credit losses. Additionally, management notes that yields on which the portfolio generally trades are based upon market views of prepayment and liquidity risk and not credit risk. The Company has no intention to sell any held-to-maturity securities and believes it will not be required to sell any held-to-maturity securities before the recovery of their amortized cost.

The table below summarizes the credit quality indicators, by amortized cost, of held-to-maturity securities as of the dates shown:

	December 31, 2025	December 31, 2024
	AA+	AA+
U.S. Treasury securities	$24,900	$49,639
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	236,535	271,105
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	390,297	212,364
Total investment securities held-to-maturity	$651,732	$533,108

Certain securities are pledged as collateral for public deposits, securities sold under agreements to repurchase and to secure borrowing capacity at the FRB, if needed. The carrying value of held-to-maturity investment securities pledged as collateral totaled $604.0 million and $500.5 million at December 31, 2025 and December 31, 2024, respectively. The Company may also pledge held-to-maturity investment securities as collateral for FHLB advances. No held-to-maturity investment securities were pledged for this purpose at December 31, 2025 or 2024.

A summary of the held-to-maturity securities by maturity is shown in the following table as of December 31, 2025. Actual maturities of mortgage-backed securities may differ from scheduled maturities depending on the repayment characteristics and experience of the underlying financial instruments and are therefore not included in the table below.

	December 31, 2025
			Weighted
	Amortized cost	Fair value	average yield
U.S. Treasury securities
Within one year	$24,900	$24,851	3.10%

As of December 31, 2025 and 2024, AIR from held-to-maturity investment securities totaled $1.4 million and $0.9 million, respectively, and was included within other assets in the consolidated statements of financial condition.

Note 5 Other Securities

The carrying balances of other securities are summarized as follows as of the dates indicated:

	December 31, 2025	December 31, 2024
Federal Reserve Bank stock	$24,062	$24,062
Federal Home Loan Bank stock	579	3,922
Convertible preferred stock	18,508	20,508
Equity method investments	32,426	27,970
Equity securities with readily determinable fair values	5,059	—
Total	$80,634	$76,462

Other securities included FRB stock, FHLB stock, convertible preferred stock, equity method investments and equity securities with readily determinable fair values. During the year ended December 31, 2025, purchases of other securities totaled $51.2 million, and proceeds from redemptions and sales of other securities totaled $51.0 million. During the year ended December 31, 2024, purchases of other securities totaled $44.9 million, and proceeds from redemptions and sales of other securities totaled $57.5 million. Purchases consisted primarily of FHLB stock, and proceeds consisted primarily of redemptions of FHLB stock. Changes in the Company’s FHLB stock holdings directly correlate to FHLB line of credit advances and paydowns.

FRB and FHLB stock

At December 31, 2025 and December 31, 2024, the Company held FRB stock and FHLB stock for regulatory or debt facility purposes. These are restricted securities which, lacking a market, are carried at cost. There have been no identified events or changes in circumstances that may have an adverse effect on the FRB and FHLB stock carried at cost.

Convertible preferred stock

Other securities include convertible preferred stock without a readily determinable fair value. During the year ended December 31, 2025, there were no purchases of convertible preferred stock. One convertible preferred stock investment in our portfolio underwent an initial public offering and was reclassified as an equity security with a readily determinable fair value during the third quarter of 2025. During the year ended December 31, 2024, the Company purchased $0.4 million of convertible preferred stock. The Company recorded $3.9 million of impairment on convertible preferred stock related to venture capital investments, included in other non-interest income in the Company’s consolidated statements of operations, during the year ended December 31, 2024. The Company also sold convertible preferred stock totaling $1.0 million, during the year ended December 31, 2024, which generated realized gains of $0.1 million recorded in other non-interest income in the Company’s consolidated statements of operations.

Equity method investments

Other securities also include equity method investments totaling $32.4 million and $28.0 million at December 31, 2025 and December 31, 2024, respectively. The increase was primarily due to a $5.0 million investment. The Company sold equity method investments totaling $1.9 million, during the year ended December 31, 2025, which generated realized gains of $0.6 million recorded in other non-interest income in the Company’s consolidated statements of operations. The Company recorded net unrealized gains on equity method investments totaling $0.8 million and $1.0 million for the years ended December 31, 2025 and 2024, respectively. These gains were recorded in other non-interest income in the Company’s consolidated statements of operations. The Company recorded no impairment related to equity method investments for the years ended December 31, 2025 or 2024. Purchases of equity method investments during the years ended December 31, 2025 and 2024 totaled $0.6 million and $1.5 million, respectively.

Equity securities with readily determinable fair values

As noted above, one convertible preferred stock investment underwent an initial public offering and was reclassified as an equity security with a readily determinable fair value totaling $5.1 million at December 31, 2025. Equity securities with readily determinable fair values are generally traded on an exchange and market prices are readily available. Unrealized gains or losses on equity securities with readily determinable fair values are recognized in other non-interest income in the Company’s consolidated statements of operations. During the year ended December 31, 2025, the Company recorded $3.1 million of unrealized gains from equity securities with readily determinable fair values.

Note 6 Loans

The loan portfolio is comprised of loans originated by the Company and loans that were acquired in connection with the Company’s acquisitions. The tables below show the loan portfolio composition including carrying value by segment as of the dates shown. The carrying value of loans is net of discounts, fees, costs and fair value marks of $21.7 million and $30.1 million at December 31, 2025 and 2024, respectively.

	December 31, 2025
	Total loans	% of total
Commercial	$4,668,153	62.8%
Commercial real estate non-owner occupied	1,582,428	21.3%
Residential real estate	1,169,699	15.7%
Consumer	13,076	0.2%
Total	$7,433,356	100.0%

	December 31, 2024
	Total loans	% of total
Commercial	$4,670,430	60.2%
Commercial real estate non-owner occupied	1,812,338	23.4%
Residential real estate	1,253,838	16.2%
Consumer	14,537	0.2%
Total	$7,751,143	100.0%

Information about delinquent and non-accrual loans is shown in the following tables at December 31, 2025 and 2024:

	December 31, 2025
		Greater
	30-89 days	than 90 days		Total past
	past due and	past due and	Non-accrual	due and
	accruing	accruing	loans	non-accrual	Current	Total loans
Commercial:
Commercial and industrial	$6,243	$4,716	$19,607	$30,566	$2,007,138	$2,037,704
Municipal and non-profit	—	—	—	—	1,273,761	1,273,761
Owner occupied commercial real estate	1,498	1,541	2,355	5,394	1,123,224	1,128,618
Food and agribusiness	2,868	6,184	—	9,052	219,018	228,070
Total commercial	10,609	12,441	21,962	45,012	4,623,141	4,668,153
Commercial real estate non-owner occupied:
Construction	—	—	—	—	188,992	188,992
Acquisition/development	—	867	331	1,198	51,289	52,487
Multifamily	—	—	—	—	298,497	298,497
Non-owner occupied	154	—	—	154	1,042,298	1,042,452
Total commercial real estate non-owner occupied	154	867	331	1,352	1,581,076	1,582,428
Residential real estate:
Senior lien	1,027	2,100	2,332	5,459	1,082,248	1,087,707
Junior lien	123	—	249	372	81,620	81,992
Total residential real estate	1,150	2,100	2,581	5,831	1,163,868	1,169,699
Consumer	48	9	38	95	12,981	13,076
Total loans	$11,961	$15,417	$24,912	$52,290	$7,381,066	$7,433,356

	December 31, 2025
	Non-accrual loans	Non-accrual loans
	with a related	with no related
	allowance for	allowance for	Non-accrual
	credit loss	credit loss	loans
Commercial:
Commercial and industrial	$13,738	$5,869	$19,607
Owner occupied commercial real estate	2,355	—	2,355
Total commercial	16,093	5,869	21,962
Commercial real estate non-owner occupied:
Acquisition/development	47	284	331
Total commercial real estate non-owner occupied	47	284	331
Residential real estate:
Senior lien	1,715	617	2,332
Junior lien	249	—	249
Total residential real estate	1,964	617	2,581
Consumer	38	—	38
Total loans	$18,142	$6,770	$24,912

	December 31, 2024
		Greater
	30-89 days	than 90 days		Total past
	past due and	past due and	Non-accrual	due and
	accruing	accruing	loans	non-accrual	Current	Total loans
Commercial:
Commercial and industrial	$20,290	$5,492	$21,950	$47,732	$1,948,093	$1,995,825
Municipal and non-profit	—	—	—	—	1,107,142	1,107,142
Owner occupied commercial real estate	1,611	9,447	195	11,253	1,252,891	1,264,144
Food and agribusiness	—	—	587	587	302,732	303,319
Total commercial	21,901	14,939	22,732	59,572	4,610,858	4,670,430
Commercial real estate non-owner occupied:
Construction	—	—	—	—	250,335	250,335
Acquisition/development	—	—	—	—	82,862	82,862
Multifamily	—	—	—	—	320,781	320,781
Non-owner occupied	158	—	5,971	6,129	1,152,231	1,158,360
Total commercial real estate non-owner occupied	158	—	5,971	6,129	1,806,209	1,812,338
Residential real estate:
Senior lien	952	—	6,747	7,699	1,161,568	1,169,267
Junior lien	133	—	505	638	83,933	84,571
Total residential real estate	1,085	—	7,252	8,337	1,245,501	1,253,838
Consumer	20	1	39	60	14,477	14,537
Total loans	$23,164	$14,940	$35,994	$74,098	$7,677,045	$7,751,143

	December 31, 2024
	Non-accrual loans	Non-accrual loans
	with a related	with no related
	allowance for	allowance for	Non-accrual
	credit loss	credit loss	loans
Commercial:
Commercial and industrial	$12,746	$9,204	$21,950
Owner occupied commercial real estate	195	—	195
Food and agribusiness	1	586	587
Total commercial	12,942	9,790	22,732
Commercial real estate non-owner occupied:
Non-owner occupied	5,971	—	5,971
Total commercial real estate non-owner occupied	5,971	—	5,971
Residential real estate:
Senior lien	3,319	3,428	6,747
Junior lien	505	—	505
Total residential real estate	3,824	3,428	7,252
Consumer	39	—	39
Total loans	$22,776	$13,218	$35,994

Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. Loans to borrowers experiencing financial difficulties may be modified. Modified loans are discussed in more detail below. There was no interest income recognized from non-accrual loans during the years ended December 31, 2025 and 2024.

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

The amortized cost basis and current period gross charge-offs for all loans as determined by the Company’s internal risk rating system and year of origination are shown in the following tables as of and for the years ended December 31, 2025 and 2024:

	December 31, 2025
							Revolving	Revolving
							loans	loans
	Origination year						amortized	converted
	2025	2024	2023	2022	2021	Prior	cost basis	to term	Total
Commercial:
Commercial and industrial:
Pass	$448,020	$367,280	$116,168	$228,648	$149,829	$105,169	$427,465	$36,042	$1,878,621
Special mention	12,367	794	33,712	7,835	1,311	3,338	15,938	2,376	77,671
Substandard	1	8,765	17,661	3,084	19,043	3,108	21,665	682	74,009
Doubtful	4,000	291	2,079	387	—	646	—	—	7,403
Total commercial and industrial	464,388	377,130	169,620	239,954	170,183	112,261	465,068	39,100	2,037,704
Gross charge-offs: Commercial and industrial	933	3,042	14,062	366	2,504	1,094	—	—	22,001
Municipal and non-profit:
Pass	268,314	114,545	128,619	133,664	208,117	385,561	34,941	—	1,273,761
Total municipal and non-profit	268,314	114,545	128,619	133,664	208,117	385,561	34,941	—	1,273,761
Owner occupied commercial real estate:
Pass	140,118	213,072	113,393	192,107	124,070	242,553	15,572	1,117	1,042,002
Special mention	—	2,955	1,664	7,387	6,906	22,164	850	—	41,926
Substandard	—	12,227	9,509	8,135	8,874	5,290	—	—	44,035
Doubtful	—	—	—	239	—	416	—	—	655
Total owner occupied commercial real estate	140,118	228,254	124,566	207,868	139,850	270,423	16,422	1,117	1,128,618
Gross charge-offs: Owner occupied commercial real estate	—	—	2,266	1,480	—	303	—	—	4,049
Food and agribusiness:
Pass	630	13,377	8,500	61,432	6,063	18,866	101,022	4,072	213,962
Special mention	—	—	—	3,659	—	4,407	—	—	8,066
Substandard	—	—	—	83	867	5,092	—	—	6,042
Total food and agribusiness	630	13,377	8,500	65,174	6,930	28,365	101,022	4,072	228,070
Gross charge-offs: Food and agribusiness	—	—	24	—	—	—	—	—	24
Total commercial	873,450	733,306	431,305	646,660	525,080	796,610	617,453	44,289	4,668,153
Gross charge-offs: Commercial	933	3,042	16,352	1,846	2,504	1,397	—	—	26,074
Commercial real estate non-owner occupied:
Construction:
Pass	18,338	85,198	8,900	42,629	—	880	33,047	—	188,992
Total construction	18,338	85,198	8,900	42,629	—	880	33,047	—	188,992
Acquisition/development:
Pass	4,483	16,627	435	20,076	1,923	8,072	540	—	52,156
Substandard	—	—	—	—	—	331	—	—	331
Total acquisition/development	4,483	16,627	435	20,076	1,923	8,403	540	—	52,487
Multifamily:
Pass	11,500	1,320	37,107	146,730	23,501	65,554	—	—	285,712
Special mention	—	—	—	4,482	—	—	—	—	4,482
Substandard	—	—	—	8,303	—	—	—	—	8,303
Total multifamily	11,500	1,320	37,107	159,515	23,501	65,554	—	—	298,497
Non-owner occupied:
Pass	61,931	48,296	140,934	238,047	154,937	340,290	22,351	—	1,006,786
Special mention	4,700	—	—	—	—	179	—	—	4,879
Substandard	—	—	—	3,000	—	27,787	—	—	30,787
Total non-owner occupied	66,631	48,296	140,934	241,047	154,937	368,256	22,351	—	1,042,452
Gross charge-offs: Non-owner occupied	—	—	—	—	1,467	—	—	—	1,467
Total commercial real estate non-owner occupied	100,952	151,441	187,376	463,267	180,361	443,093	55,938	—	1,582,428
Gross charge-offs: Commercial real estate non-owner occupied	—	—	—	—	1,467	—	—	—	1,467
Residential real estate:
Senior lien:
Pass	118,410	55,172	46,936	364,528	250,897	225,011	21,622	4	1,082,580
Special mention	—	—	—	—	—	11	—	—	11
Substandard	—	5	737	1,996	442	1,896	—	—	5,076
Doubtful	—	—	—	40	—	—	—	—	40
Total senior lien	118,410	55,177	47,673	366,564	251,339	226,918	21,622	4	1,087,707
Gross charge-offs: Senior lien	—	26	—	145	1	1	—	—	173
Junior lien:
Pass	2,778	5,871	3,110	3,837	876	5,264	59,651	68	81,455
Special mention	—	—	—	—	—	27	—	—	27
Substandard	—	—	—	87	—	259	164	—	510
Total junior lien	2,778	5,871	3,110	3,924	876	5,550	59,815	68	81,992
Total residential real estate	121,188	61,048	50,783	370,488	252,215	232,468	81,437	72	1,169,699
Gross charge-offs: Residential real estate	—	26	—	145	1	1	—	—	173

Consumer:
Pass	4,157	1,812	1,007	553	347	312	4,794	37	13,019
Substandard	10	9	—	—	—	38	—	—	57
Total consumer	4,167	1,821	1,007	553	347	350	4,794	37	13,076
Gross charge-offs: Consumer	715	11	1	—	—	20	—	—	747
Total loans	$1,099,757	$947,616	$670,471	$1,480,968	$958,003	$1,472,521	$759,622	$44,398	$7,433,356
Gross charge-offs: Total loans	$1,648	$3,079	$16,353	$1,991	$3,972	$1,418	$—	$—	$28,461

	December 31, 2024
							Revolving	Revolving
							loans	loans
	Origination year						amortized	converted
	2024	2023	2022	2021	2020	Prior	cost basis	to term	Total
Commercial:
Commercial and industrial:
Pass	$445,993	$181,920	$332,246	$215,561	$51,902	$92,115	$468,752	$2,614	$1,791,103
Special mention	8,005	32,319	13,753	17,496	12,915	5,552	16,146	651	106,837
Substandard	13,417	34,320	8,909	21,575	3,011	2,020	8,982	387	92,621
Doubtful	1,250	1,159	1,490	17	975	373	—	—	5,264
Total commercial and industrial	468,665	249,718	356,398	254,649	68,803	100,060	493,880	3,652	1,995,825
Gross charge-offs: Commercial and industrial	—	2,028	—	26	155	156	—	—	2,365
Municipal and non-profit:
Pass	116,551	152,183	137,249	217,362	73,399	378,561	29,747	—	1,105,052
Special mention	—	—	—	170	1,920	—	—	—	2,090
Total municipal and non-profit	116,551	152,183	137,249	217,532	75,319	378,561	29,747	—	1,107,142
Owner occupied commercial real estate:
Pass	269,810	205,119	225,766	131,547	83,791	232,653	20,912	8,990	1,178,588
Special mention	430	1,664	13,798	23,482	268	12,744	—	—	52,386
Substandard	—	7,180	15,266	3,397	1,243	4,759	847	—	32,692
Doubtful	—	—	—	—	—	478	—	—	478
Total owner occupied commercial real estate	270,240	213,963	254,830	158,426	85,302	250,634	21,759	8,990	1,264,144
Gross charge-offs: Owner occupied commercial real estate	—	—	13	—	—	—	—	—	13
Food and agribusiness:
Pass	14,727	9,884	68,909	6,587	5,940	33,081	156,113	344	295,585
Special mention	—	—	4,045	2,898	—	204	—	—	7,147
Substandard	—	—	—	586	—	1	—	—	587
Total food and agribusiness	14,727	9,884	72,954	10,071	5,940	33,286	156,113	344	303,319
Gross charge-offs: Food and agribusiness	—	—	—	—	—	2,704	—	—	2,704
Total commercial	870,183	625,748	821,431	640,678	235,364	762,541	701,499	12,986	4,670,430
Gross charge-offs: Commercial	—	2,028	13	26	155	2,860	—	—	5,082
Commercial real estate non-owner occupied:
Construction:
Pass	55,139	59,137	54,735	33,859	917	—	46,548	—	250,335
Total construction	55,139	59,137	54,735	33,859	917	—	46,548	—	250,335
Acquisition/development:
Pass	16,645	4,038	31,028	20,412	1,079	8,110	184	—	81,496
Special mention	—	—	1,072	—	—	—	—	—	1,072
Substandard	—	—	—	—	—	294	—	—	294
Total acquisition/development	16,645	4,038	32,100	20,412	1,079	8,404	184	—	82,862
Multifamily:
Pass	1,363	16,470	138,872	70,419	45,700	31,034	853	—	304,711
Special mention	4,159	—	8,091	3,820	—	—	—	—	16,070
Total multifamily	5,522	16,470	146,963	74,239	45,700	31,034	853	—	320,781
Non-owner occupied:
Pass	68,192	143,857	303,998	143,085	125,374	304,162	11,018	—	1,099,686
Special mention	5,246	1,298	17,272	12,184	—	16,009	—	—	52,009
Substandard	—	—	—	5,516	—	694	—	—	6,210
Doubtful	—	—	—	455	—	—	—	—	455
Total non-owner occupied	73,438	145,155	321,270	161,240	125,374	320,865	11,018	—	1,158,360
Gross charge-offs: Non-owner occupied	—	—	293	—	—	4,422	—	—	4,715
Total commercial real estate non-owner occupied	150,744	224,800	555,068	289,750	173,070	360,303	58,603	—	1,812,338
Gross charge-offs: Commercial real estate non-owner occupied	—	—	293	—	—	4,422	—	—	4,715
Residential real estate:
Senior lien:
Pass	66,465	77,136	415,279	280,209	100,990	174,830	46,053	583	1,161,545
Special mention	—	—	—	—	—	16	—	—	16
Substandard	64	663	3,422	700	394	2,270	—	—	7,513
Doubtful	—	—	172	—	—	21	—	—	193
Total senior lien	66,529	77,799	418,873	280,909	101,384	177,137	46,053	583	1,169,267
Junior lien:
Pass	6,870	3,498	4,614	1,789	1,964	5,488	59,331	311	83,865
Special mention	—	—	—	—	—	27	—	—	27
Substandard	44	—	240	—	89	134	172	—	679
Total junior lien	6,914	3,498	4,854	1,789	2,053	5,649	59,503	311	84,571
Total residential real estate	73,443	81,297	423,727	282,698	103,437	182,786	105,556	894	1,253,838
Consumer:
Pass	4,557	1,994	1,443	942	528	169	4,795	71	14,499
Substandard	—	—	—	—	—	38	—	—	38
Total consumer	4,557	1,994	1,443	942	528	207	4,795	71	14,537
Gross charge-offs: Consumer	877	23	30	3	—	48	—	—	981
Total loans	$1,098,927	$933,839	$1,801,669	$1,214,068	$512,399	$1,305,837	$870,453	$13,951	$7,751,143
Gross charge-offs: Total loans	$877	$2,051	$336	$29	$155	$7,330	$—	$—	$10,778

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

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. Management individually evaluates collateral-dependent loans with an amortized cost basis of $250 thousand or more and includes collateral-dependent loans less than $250 thousand within the general allowance population. The amortized cost basis of collateral-dependent loans over $250 thousand was as follows at December 31, 2025 and 2024:

	December 31, 2025
			Total amortized
	Real property	Business assets	cost basis
Commercial:
Commercial and industrial	$3,095	$18,453	$21,548
Owner occupied commercial real estate	4,563	1,052	5,615
Total commercial	7,658	19,505	27,163
Residential real estate:
Senior lien	1,030	—	1,030
Total residential real estate	1,030	—	1,030
Total loans	$8,688	$19,505	$28,193

	December 31, 2024
			Total amortized
	Real property	Business assets	cost basis
Commercial:
Commercial and industrial	$6,281	$4,924	$11,205
Owner occupied commercial real estate	1,343	—	1,343
Food and agribusiness	586	—	586
Total commercial	8,210	4,924	13,134
Commercial real estate non-owner occupied:
Non-owner occupied	5,971	—	5,971
Total commercial real estate non-owner occupied	5,971	—	5,971
Residential real estate:
Senior lien	5,075	—	5,075
Junior lien	222	—	222
Total residential real estate	5,297	—	5,297
Total loans	$19,478	$4,924	$24,402

Loan modifications

The Company’s policy is to review each prospective credit to determine the appropriateness and the adequacy of security or collateral prior to making a loan. In the event of borrower default, the Company seeks recovery in compliance with lending laws, the respective loan agreements, and credit monitoring and remediation procedures that may include modifying a loan to provide a concession by the Company to the borrower from their original terms due to borrower financial difficulties in order to facilitate repayment. The Company considers loans to borrowers experiencing financial difficulties, where such a concession is utilized, to be modified loans. Modified loans may include principal forgiveness, interest rate reductions, other-than-insignificant-payment delays, term extensions or any combination thereof.

The following schedules present, by loan class, the amortized cost basis for loans to borrowers experiencing financial difficulty that remain outstanding and were modified during the periods presented:

	As of and for the year ended December 31, 2025
					Combination - interest rate
	Term extension		Payment delay		reduction and term extension
	Amortized	% of loan	Amortized	% of loan	Amortized	% of loan
	cost basis	class	cost basis	class	cost basis	class
Commercial:
Commercial and industrial	$1,489	0.1%	$11,469	0.6%	$—	0.0%
Owner occupied commercial real estate	—	0.0%	2,195	0.2%	—	0.0%
Total commercial	1,489	0.0%	13,664	0.3%	—	0.0%
Commercial real estate non-owner occupied:
Acquisition/development	—	0.0%	284	0.5%	—	0.0%
Non-owner occupied	—	0.0%	—	0.0%	30,642	2.9%
Total commercial real estate non-owner occupied	—	0.0%	284	0.0%	30,642	1.9%
Total loans	$1,489	0.0%	$13,948	0.2%	$30,642	0.4%

	As of and for the year ended December 31, 2024
					Combination - interest rate		Combination - term extension
	Term extension		Payment Delay		reduction and term extension		and payment delay
	Amortized	% of loan	Amortized	% of loan	Amortized	% of loan	Amortized	% of loan
	cost basis	class	cost basis	class	cost basis	class	cost basis	class
Commercial:
Commercial and industrial	$1,488	0.1%	$10,429	0.5%	$—	0.0%	$—	0.0%
Owner occupied commercial real estate	—	0.0%	1,664	0.1%	—	0.0%	—	0.0%
Total commercial	1,488	0.0%	12,093	0.3%	—	0.0%	—	0.0%
Commercial real estate non-owner occupied:
Non-owner occupied	164	0.0%	—	0.0%	—	0.0%	—	0.0%
Total commercial real estate non-owner occupied	164	0.0%	—	0.0%	—	0.0%	—	0.0%
Residential real estate:
Senior lien	—	0.0%	851	0.1%	21	0.0%	382	0.0%
Junior lien	—	0.0%	—	0.0%	44	0.1%	—	0.0%
Total residential real estate	—	0.0%	851	0.1%	65	0.0%	382	0.0%
Total loans	$1,652	0.0%	$12,944	0.2%	$65	0.0%	$382	0.0%

	As of and for the year ended December 31, 2023

	Term extension		Payment Delay
	Amortized	% of loan	Amortized	% of loan
	cost basis	class	cost basis	class
Commercial:
Commercial and industrial	$—	0.0%	$8,936	0.5%
Total commercial	—	0.0%	8,936	0.2%
Commercial real estate non-owner occupied:
Non-owner occupied	18,770	1.8%	—	0.0%
Total commercial real estate non-owner occupied	18,770	1.0%	—	0.0%
Residential real estate:
Senior lien	652	0.1%	—	0.0%
Junior lien	263	0.3%	—	0.0%
Total residential real estate	915	0.1%	—	0.0%
Total loans	$19,685	0.3%	$8,936	0.1%

The following schedules present, by loan class, the payment status of loans that have been modified in the last twelve months as of the dates presented on an amortized cost basis:

	December 31, 2025
	Current	30-89 days past due	90+ days past due	Non-accrual
Commercial:
Commercial and industrial	$7,371	$382	$744	$4,461
Owner occupied commercial real estate	2,195	—	—	—
Total commercial	9,566	382	744	4,461
Commercial real estate non-owner occupied:
Acquisition/development	—	—	—	284
Non-owner occupied	30,642	—	—	—
Total commercial real estate non-owner occupied	30,642	—	—	284
Total loans	$40,208	$382	$744	$4,745

	December 31, 2024
	Current	30-89 days past due	90+ days past due	Non-accrual
Commercial:
Commercial and industrial	$9,067	$—	$2,851	$—
Owner occupied commercial real estate	1,664	—	—	—
Total commercial	10,731	—	2,851	—
Commercial real estate non-owner occupied:
Non-owner occupied	164	—	—	—
Total commercial real estate non-owner occupied	164	—	—	—
Residential real estate:
Senior lien	871	—	—	382
Junior lien	—	—	—	44
Total residential real estate	871	—	—	426
Total loans	$11,766	$—	$2,851	$426

	December 31, 2023
	Current	30-89 days past due	90+ days past due	Non-accrual
Commercial:
Commercial and industrial	$8,936	$—	$—	$—
Total commercial	8,936	—	—	—
Commercial real estate non-owner occupied:
Non-owner occupied	5,298	—	—	13,472
Total commercial real estate non-owner occupied	5,298	—	—	13,472
Residential real estate:
Senior lien	652	—	—	—
Junior lien	263	—	—	—
Total residential real estate	915	—	—	—
Total loans	$15,149	$—	$—	$13,472

Accrual of interest is resumed on loans that were previously on non-accrual only after the loan has performed sufficiently for a period of time. During the year ended December 31, 2025, the Company had three modified loans with amortized costs totaling $3.2 million modified within the past 12 months that defaulted on their modified terms. Two modified loans utilized a term extension, and the third utilized a payment delay. During the year ended December 31, 2024, the Company had two modified loans with an amortized cost totaling $3.2 million that were modified within the past 12 months that defaulted on their modified terms. One modified loan utilized a payment delay. The other modified loan utilized a combination of a term extension and payment delay. During the year ended December 31, 2023, the Company had one modified loan with an amortized cost totaling $13.5 million that was modified within the past 12 months, utilizing a term extension, that defaulted on its modified terms. For purposes of this disclosure, the Company considers “default” to mean 90 days or more past due on principal or interest. The allowance for credit losses related to modified loans on non-accrual status is determined by individual evaluation, including collateral adequacy, using the same process as loans on non-accrual status which are not classified as modified loans.

The following schedules present the financial effect of the modifications made to borrowers experiencing financial difficulty as of and for the periods indicated:

As of and for the year ended December 31, 2025
Financial effect
	Term extension	Payment delay	Combination - Interest rate reduction and Term extension
Commercial:
Commercial and industrial	Extended a weighted average of 1.0 year to the life of loans	Delayed payments for a weighted average of 0.6 years
Owner occupied commercial real estate		Delayed payments for a weighted average of 0.3 years
Commercial real estate non-owner occupied:
Acquisition/development		Delayed payments for a weighted average of 0.3 years
Non-owner occupied			Reduced weighted average contractual interest rate by 1.0% and extended a weighted average life of 1.4 years

As of and for the year ended December 31, 2024
Financial effect
	Term extension	Payment delay	Combination - Interest rate reduction and Term extension	Combination - Term extension and Payment delay
Commercial:
Commercial and industrial	Extended a weighted average of 0.5 years to the life of loans	Delayed payments for a weighted average of 0.4 years
Owner occupied commercial real estate		Delayed payments for a weighted average of 0.5 years
Commercial real estate non-owner occupied:
Non-owner occupied	Extended a weighted average of 7.5 years to the life of loans
Residential real estate:
Senior lien		Delayed payments for a weighted average of 0.3 years	Reduced weighted average contractual interest rate by 1.5% and extended a weighted average life of 11 years	Extended a weighted average of 0.7 years to the life of loans and delayed payments for a weighted average of 0.7 years
Junior lien			Reduced weighted average contractual interest rate by 1.1% and extended a weighted average life of 10 years

As of and for the year ended December 31, 2023
Financial effect
	Term extension	Payment delay	Combination - Interest rate reduction and Term extension
Commercial:
Commercial and industrial		Delayed payments for a weighted average of 0.5 years
Commercial real estate non-owner occupied:
Non-owner occupied	Extended a weighted average of 0.3 years to the life of loans
Residential real estate:
Senior lien			Reduced weighted average contractual interest rate by 2.5% and extended a weighted average life of 30 years
Junior lien	Extended a weighted average of 1.3 years to the life of loans

Note 7 Allowance for Credit Losses

The tables below detail the Company’s allowance for credit losses as of the dates shown:

	Year ended December 31, 2025
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$48,552	$26,136	$19,426	$341	$94,455
Charge-offs	(26,074)	(1,467)	(173)	(747)	(28,461)
Recoveries	2,800	242	68	172	3,282
Provision expense (release) for credit losses	22,204	(1,835)	(2,724)	494	18,139
Ending balance	$47,482	$23,076	$16,597	$260	$87,415

	Year ended December 31, 2024
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$45,304	$32,665	$19,550	$428	$97,947
Charge-offs	(5,082)	(4,715)	—	(981)	(10,778)
Recoveries	493	7	97	359	956
Provision expense (release) for credit losses	7,837	(1,821)	(221)	535	6,330
Ending balance	$48,552	$26,136	$19,426	$341	$94,455

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

At December 31, 2025 and 2024, the allowance for credit losses totaled $87.4 million and $94.5 million, respectively. The decrease during the year ended December 31, 2025 was primarily driven by the resolution of non-performing loans. During the year ended December 31, 2025, the Company recorded provision expense for credit losses totaling $17.8 million, including $18.2 million provision expense for funded loans and $0.4 million of provision release for unfunded loan commitments. Provision expense for credit losses during the year ended December 31, 2025 was recorded primarily due to proactive credit actions taken on three credits during the fourth quarter and a charge-off on one credit during the first quarter due to suspected fraud by the borrower. During the year ended December 31, 2024, the Company recorded provision expense for credit losses totaling $6.8 million, including $6.3 million of provision expense for funded loans and $0.5 million of provision expense for unfunded loan commitments. Net charge-offs during the years ended December 31, 2025 and 2024 totaled $25.2 million and $9.8 million, respectively.

The Company has elected to exclude AIR from the allowance for credit losses calculation. As of December 31, 2025 and December 31, 2024, AIR from loans totaled $38.3 million and $41.5 million, respectively.

Note 8 Leases

Right-of-use lease assets totaled $26.6 million and $25.9 million as of December 31, 2025 and 2024, respectively, and were included in other assets in the consolidated statements of financial condition. The related lease liabilities totaled $29.5 million and $28.9 million as of December 31, 2025 and 2024, respectively, and were included in other liabilities in the consolidated statements of financial condition.

The Company has operating leases for banking centers, corporate offices and ATM locations, with remaining lease terms ranging from two months to 18 years. The Company only included reasonably certain renewal options in the lease terms. The weighted-average remaining lease term for our operating leases was 6.7 years and 7.8 years at December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, the weighted-average discount rates were 3.27% and 3.41%, respectively, utilizing the Company’s incremental FHLB borrowing rate for borrowings of a similar term at the date of lease commencement.

Rent expense totaled $6.4 million and $6.2 million for the years ended December 31, 2025 and 2024, respectively, and was recorded within occupancy and equipment in the consolidated statements of operations. Lease payments do not include non-lease components such as real estate taxes, insurance and common area maintenance.

Below is a summary of undiscounted future minimum lease payments as of December 31, 2025:

Years ending December 31,	Amount
2026	$4,917
2027	4,612
2028	4,140
2029	3,559
2030	2,577
Thereafter	15,669
Total lease payments	35,474
Less: Imputed interest	(6,013)
Present value of operating lease liabilities	$29,461

Note 9 Premises and Equipment

Premises and equipment consisted of the following at December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Land	$42,055	$43,720
Buildings and improvements	131,212	122,905
Equipment and software	165,315	144,956
Total premises and equipment, at cost	338,582	311,581
Less: accumulated depreciation and amortization	(124,028)	(114,808)
Premises and equipment, net	$214,554	$196,773

The Company recorded $13.7 million and $9.4 million of depreciation expense during 2025 and 2024, respectively, as a component of occupancy and equipment expense in the consolidated statements of operations. The increase was primarily driven by the 2UniFi capitalized asset depreciation in connection with the launch of 2UniFi in the third quarter of 2025. The Company disposed of $3.5 million and $3.0 million of premises and equipment, net, during 2025 and 2024, respectively. The Company recorded gains totaling $1.6 million and $0.6 million on sale of premises and equipment during the years ended December 31, 2025 and 2024, respectively, within other non-interest income in the consolidated statements of operations. During 2025, there was no impairment of premises and equipment. During 2024, the Company recognized $1.0 million of impairment included in non-interest expense in its consolidated statements of operations from the consolidation of three banking centers.

Note 10 Goodwill and Intangible Assets

Goodwill and other intangible assets

In connection with our acquisitions, the Company’s goodwill was $306.0 million as of December 31, 2025 and 2024. Goodwill is measured as the excess of the fair value of consideration paid over the fair value of net assets acquired. No goodwill impairment was recorded during the years ended December 31, 2025 or 2024.

The gross carrying amounts of other intangible assets and the associated accumulated amortization at December 31, 2025 and December 31, 2024, are presented as follows:

	December 31, 2025			December 31, 2024
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
Core deposit intangible	$91,566	$(60,739)	$30,827	$91,566	$(55,417)	$36,149
Customer relationship intangible	17,000	(6,059)	10,941	17,000	(4,024)	12,976
Acquired technology intangible	2,300	(1,150)	1,150	2,300	(690)	1,610
Total	$110,866	$(67,948)	$42,918	$110,866	$(60,131)	$50,735

The Company is amortizing intangibles from acquisitions over a weighted average period of 9.8 years from the date of the respective acquisitions. The core deposit and customer relationship intangibles are being amortized over a weighted average period of 10 years, and the acquired technology intangible is being amortized over a weighted average period of five years. The Company recognized other intangible assets amortization expense of $7.8 million and $7.9 million and $7.4 million during the years ended December 31, 2025, 2024 and 2023, respectively.

The following table shows the estimated future amortization expense during the next five years for other intangible assets as of the periods presented:

Years ending December 31,	Amount
2026	$7,664
2027	7,542
2028	6,142
2029	5,790
2030	5,668

Servicing Rights

Mortgage servicing rights

MSRs represent rights to service loans originated by the Company and sold to GSEs, including FHLMC, FNMA, GNMA and FHLB, and are included in other assets in the consolidated statements of financial condition. Mortgage loans serviced for others were $0.3 billion and $0.5 billion at December 31, 2025 and 2024, respectively.

Below are the changes in the MSRs for the years presented:

	For the years ended December 31,
	2025	2024
Beginning balance	$4,835	$4,911
Originations	195	404
Sales	(1,811)	—
Recovery	—	61
Amortization	(378)	(541)
Ending balance	2,841	4,835
Fair value of mortgage servicing rights	$4,290	$7,451

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

The fair value of MSRs was determined based upon a discounted cash flow analysis. The cash flow analysis included assumptions for discount rates and prepayment speeds. The discount rate ranged from 9.5% to 10.0%, and the constant prepayment speed ranged from 6.5% to 11.5% for the December 31, 2025 valuation. For the December 31, 2024 valuation, the discount rate ranged from 10.0% to 10.5%, and the constant prepayment speed ranged from 6.0% to 10.3%. Included in mortgage banking income in the consolidated statements of operations was servicing income of $1.0 million and $1.5 million for the years ended December 31, 2025 and 2024, respectively.

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

The following table shows the estimated future amortization expense during the next five years for the MSRs as of the periods presented:

Years ending December 31,	Amount
2026	$339
2027	298
2028	263
2029	232
2030	204

SBA servicing asset

The SBA servicing asset represents the value associated with servicing small business real estate loans that have been sold to outside investors with servicing retained. The SBA servicing asset is evaluated and impairment is recognized to the extent fair value is less than the carrying amount. The Company evaluates impairment by stratifying the SBA servicing asset based on the predominant risk characteristics of the underlying loans, including loan type and loan term. The Company is amortizing the SBA servicing asset in proportion to and over the period of the estimated net servicing income of the underlying loans. The Company serviced $125.5 million and $132.0 million of SBA loans that have been sold into the secondary market, as of December 31, 2025 and 2024, respectively. The Company recognized SBA servicing asset fee income of $0.7 million and $0.3 million during the years ended December 31, 2025 and 2024, respectively.

Below are the changes in the SBA servicing asset for the years presented:

	For the year ended December 31,
	2025	2024
Beginning balance	$2,862	$2,440
Originations	671	1,150
Disposals	(646)	(569)
Recovery	2	124
Amortization	(311)	(283)
Ending balance	2,578	2,862
Fair value of SBA servicing asset	$2,578	$2,862

The Company uses assumptions and estimates in determining the fair value of SBA loan servicing rights. These assumptions include prepayment speeds, discount rates, and other assumptions. The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge. For the years ended December 31, 2025 and 2024, the key assumptions used to determine the fair value of the Company’s SBA servicing asset included weighted average lifetime constant prepayment rates equal to 15.9% and 15.7%, respectively, and weighted average discount rates equal to 10.5% and 10.4%, respectively.

Note 11 Deposits

Total deposits were $8.3 billion and $8.2 billion at December 31, 2025 and 2024, respectively. Time deposits were $1.1 billion and $1.0 billion at December 31, 2025 and 2024, respectively. The following table summarizes the Company’s time deposits by remaining contractual maturity:

Years ending December 31,	Amount
2026	$1,002,738
2027	109,896
2028	28,390
2029	7,535
2030	856
Thereafter	356
Total time deposits	$1,149,771

The Company incurred interest expense on deposits as follows during the years indicated:

	For the years ended December 31,
	2025	2024	2023
Interest bearing demand deposits	$29,453	$39,938	$26,984
Money Market accounts	91,669	105,688	57,028
Savings accounts	6,398	6,057	3,945
Time deposits	37,906	34,509	21,421
Total	$165,426	$186,192	$109,378

The Federal Reserve requires cash balances to be maintained at the FRB based on certain deposit levels. At December 31, 2025, the Banks held sufficient cash on hand with the FRB to have met minimum requirements, and as such, no additional reserve was required. The aggregate amount of certificates of deposit in denominations that meet or exceed the FDIC insurance limit of $250 thousand was $324.1 million and $288.3 million at December 31, 2025 and 2024, respectively.

Note 12 Borrowings

Borrowings consist of securities sold under agreements to repurchase, long-term debt and FHLB advances.

Securities sold under agreements to repurchase

The following table sets forth selected information regarding repurchase agreements during 2025, 2024 and 2023:

	As of and for the years ended December 31,
	2025	2024	2023
Maximum amount of outstanding agreements at any month end during the period	$21,303	$22,771	$23,768
Average amount outstanding during the period	17,561	17,973	19,346
Weighted average interest rate for the period	0.12%	0.12%	0.11%

The Company enters into repurchase agreements to facilitate the needs of its clients. As of December 31, 2025, 2024 and 2023, the Company sold securities under agreements to repurchase totaling $17.4 million, $18.9 million and $19.6 million, respectively. The Company pledged mortgage-backed securities with a fair value of approximately $28.5 million, $31.3 million and $30.4 million, as of December 31, 2025, 2024 and 2023, respectively, for these agreements. The Company monitors collateral levels on a continuous basis and may be required to provide additional collateral based on the fair value of the underlying securities. As of December 31, 2025, 2024 and 2023, the Company had $11.1 million, $12.4 million and $10.8 million, respectively, of excess collateral pledged for repurchase agreements.

The vast majority of the Company’s repurchase agreements are overnight transactions with clients that mature the day after the transaction. At December 31, 2025, 2024 and 2023, none of the Company’s repurchase agreements were for periods longer than one day. The repurchase agreements are subject to a master netting arrangement; however, the Company has not offset any of the amounts shown in the consolidated financial statements.

Federal Home Loan Bank advances

As a member of the FHLB, the Banks have access to a line of credit and term financing from the FHLB with total available credit of $1.5 billion and $1.7 billion at December 31, 2025 and 2024, respectively. The Company may utilize the FHLB line of credit as a funding mechanism for originated loans and loans held for sale. At December 31, 2025 and 2024, the Banks had zero and $50.0 million, respectively, of outstanding borrowings from the FHLB. The Banks may pledge investment securities and loans as collateral for FHLB advances. There were no investment securities pledged for FHLB advances at December 31, 2025 or 2024. Loans pledged were $2.4 billion and $2.6 billion for December 31, 2025 and 2024, respectively. The Company incurred $2.7 million and $4.6 million of interest expense related to FHLB advances and other short-term borrowings for the years ended December 31, 2025 and 2024, respectively.

Long-term debt

The Company holds a fixed-to-floating rate subordinated note totaling $40.0 million. The balance on the note at December 31, 2025, net of long-term debt issuance costs totaling $0.1 million, totaled $39.9 million. The balance on the note at December 31, 2024, net of long-term debt issuance costs of $0.2 million, totaled $39.8 million. Interest expense totaling $1.2 million was recorded in the consolidated statements of operations during the years ended December 31, 2025 and 2024.

The note is subordinated, unsecured and matures on November 15, 2031. Payments consist of interest only. Interest expense on the note is payable semi-annually in arrears and will bear interest at 3.00% per annum until November 15, 2026 (or any earlier redemption date). From November 15, 2026 until November 15, 2031 (or any earlier redemption date), payments will be made quarterly in arrears, and the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month term SOFR plus 203 basis points. The Company deployed the net proceeds from the sale of the note for general corporate purposes. Prior to November 5, 2026, the Company may redeem the note only under certain limited circumstances. Beginning on November 5, 2026 through maturity, the note may be redeemed, at the Company’s option, on any scheduled interest payment date. Any redemption by the Company would be at a redemption price equal to 100% of the principal amount of the note being redeemed, together with any accrued and unpaid interest on the note being redeemed up to but excluding the date of redemption. The note is not subject to redemption at the option of the holder.

As part of the acquisition of BOJH on October 1, 2022, the Company assumed three subordinated fixed-to-floating rate notes totaling $15.0 million. The balance on the notes at December 31, 2025, net of the fair value adjustment from the acquisition of $0.1 million, totaled $14.9 million. The balance on the notes at December 31, 2024, net of the fair value adjustment from the acquisition totaling $0.3 million, totaled $14.7 million. Interest expense related to the notes totaling $0.6 million was recorded in the consolidated statements of operations during the years ended December 31, 2025 and 2024.

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

Note 13 Regulatory Capital

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

Under the Basel III requirements, at December 31, 2025 and 2024, the Company and the Banks met all capital requirements, including the capital conservation buffer of 2.5%. The Company and the Banks had regulatory capital ratios in excess of the levels established for well-capitalized institutions, as detailed in the tables below:

	December 31, 2025
			Required to be		Required to be
			well capitalized under		considered
			prompt corrective		adequately
	Actual		action provisions		capitalized(1)
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio:
Consolidated	11.6%	$1,101,481	N/A	N/A	4.0%	$381,030
NBH Bank	10.2%	963,497	5.0%	$474,353	4.0%	379,483
Bank of Jackson Hole Trust	34.2%	13,219	5.0%	1,934	4.0%	1,548
Common equity tier 1 risk based capital:
Consolidated	14.9%	$1,101,481	N/A	N/A	7.0%	$517,822
NBH Bank	13.1%	963,497	6.5%	$477,845	7.0%	514,602
Bank of Jackson Hole Trust	79.3%	13,219	6.5%	1,083	7.0%	1,167
Tier 1 risk based capital ratio:
Consolidated	14.9%	$1,101,481	N/A	N/A	8.5%	$628,784
NBH Bank	13.1%	963,497	8.0%	$588,117	8.5%	624,874
Bank of Jackson Hole Trust	79.3%	13,219	8.0%	1,333	8.5%	1,417
Total risk based capital ratio:
Consolidated	16.8%	$1,244,572	N/A	N/A	10.5%	$776,733
NBH Bank	14.3%	1,051,838	10.0%	$735,146	10.5%	771,904
Bank of Jackson Hole Trust	79.5%	13,250	10.0%	1,667	10.5%	1,750

(1)	Includes the capital conservation buffer of 2.5%.

	December 31, 2024
			Required to be		Required to be
			well capitalized under		considered
			prompt corrective		adequately
	Actual		action provisions		capitalized(1)
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio:
Consolidated	10.7%	$1,037,550	N/A	N/A	4.0%	$388,278
NBH Bank	9.5%	921,509	5.0%	$483,533	4.0%	386,826
Bank of Jackson Hole Trust	31.0%	12,461	5.0%	2,013	4.0%	1,611
Common equity tier 1 risk based capital:
Consolidated	13.2%	$1,037,550	N/A	N/A	7.0%	$550,074
NBH Bank	11.8%	921,509	6.5%	$508,418	7.0%	547,528
Bank of Jackson Hole Trust	77.2%	12,461	6.5%	1,049	7.0%	1,129
Tier 1 risk based capital ratio:
Consolidated	13.2%	$1,037,550	N/A	N/A	8.5%	$667,947
NBH Bank	11.8%	921,509	8.0%	$625,746	8.5%	664,855
Bank of Jackson Hole Trust	77.2%	12,461	8.0%	1,291	8.5%	1,371
Total risk based capital ratio:
Consolidated	15.1%	$1,187,514	N/A	N/A	10.5%	$825,111
NBH Bank	13.0%	1,016,471	10.0%	$782,182	10.5%	821,291
Bank of Jackson Hole Trust	77.3%	12,462	10.0%	1,613	10.5%	1,694

(1)	Includes the capital conservation buffer of 2.5%.

Note 14 Revenue from Contracts with Clients

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

Other non-interest income

Trust and wealth management fees

The trust and wealth management business offers separately managed investment account solutions and trustee services to clients. Services may include custody of assets, trustee services, wealth management and directed trusts. The Company charges an asset-based fee earned for personal and corporate accounts. Additional fees may include minimum annual fees, fees for additional tax reporting and preparation for irrevocable trust returns or annual flat fees for certain trusts. The performance obligations related to this revenue include items such as performing investment advisory services, custody and record-keeping services, and fund administrative and accounting services. The performance obligations are satisfied upon completion of service and fees are generally a fixed flat rate or based on a percentage of the account’s market value per the contract with the client. These fees are recorded within other non-interest income in the consolidated statements of operations.

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

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, and non-interest expense in-scope of Topic 606 for the years ended December 31, 2025, 2024 and 2023.

	For the years ended December 31,
	2025	2024	2023
Non-interest income
In-scope of Topic 606:
Service charges and other account-related fees	$23,612	$21,605	$22,623
Bank card fees	17,821	18,963	19,636
Other non-interest income	5,717	5,606	4,665
Non-interest income (in-scope of Topic 606)	47,150	46,174	46,924
Non-interest income (out-of-scope of Topic 606)	20,416	15,057	16,993
Total non-interest income	$67,566	$61,231	$63,917
Non-interest expense
In-scope of Topic 606:
Other non-interest expense(1)	$(50)	$(385)	$(20)
Total revenue in-scope of Topic 606	$47,100	$45,789	$46,904

(1)	Other non-interest expense includes net gains (losses) from sales of OREO.

Contract acquisition costs

The Company utilizes the practical expedient which allows entities to expense immediately contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. The Company has not capitalized any contract acquisition costs.

Note 15 Stock-based Compensation and Benefits

The Company provides stock-based compensation primarily in accordance with shareholder-approved plans. On May 9, 2023, shareholders approved the 2023 Omnibus Incentive Plan, which replaced the 2014 Omnibus Incentive Plan, pursuant to which the Company grants equity awards. Pursuant to the Omnibus Plan, the Compensation Committee of the Board of Directors has the authority to grant, from time to time, awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, other stock-based awards, or any combination thereof to eligible persons.

As of December 31, 2025, 878,446 shares of common stock were available for issuance under the Omnibus Plan. Any shares subject to awards issued under the Omnibus Plan are counted against the amount available for issuance as one share for every one share granted. The Omnibus Plan provides for recycling of shares, the terms of which are further described in the Omnibus Plan. Upon an option exercise, it is the Company’s policy to issue shares from treasury stock.

To date, the Company has issued stock options, restricted stock and PSUs under the plans. If awarded, the Compensation Committee sets the option exercise price at the time of grant, but in no case is the exercise price less than the fair market value of a share of Company common stock at the date of grant.

During 2023, the Compensation Committee approved the adoption of the 2UniFi Plan, an equity incentive plan with respect to Class B units of 2Unifi, LLC, a wholly owned subsidiary of the Company. The 2UniFi Plan provides for the grant of up to 200,000 Class B Units (intended to be in the form of profit interests) to the employees and other service providers of 2UniFi and its affiliates, including the executive officers of the Company. The 2UniFi Plan is administered by the Managing Member Board of 2UniFi and any grant of Class B units to an executive officer of the Company is subject to the approval of the Company’s Compensation Committee. At December 31, 2025 and 2024, there were 112,000 and 122,000 units outstanding, respectively. The awards vest over a five-year period with 50% of the awards vesting on the third anniversary of the grant date, and 25% vesting on the fourth and fifth anniversary of the grant date, respectively. At December 31, 2025, there was $35.9 thousand of total unrecognized compensation cost related to non-vested units under the 2UniFi Plan.

Stock options

Prior to 2024, the Company issued stock options, which are primarily time-vesting with 1/3 vesting on each of the first, second and third anniversary of the date of grant or date of hire. The expense associated with the awarded stock options was measured at fair value using a Black-Scholes option-pricing model. The outstanding option awards vest on a graded basis over 1-3 years of continuous service and have 10-year contractual terms.

The Company issued no stock options during 2025 or 2024. Below are the weighted average assumptions used in the Black-Scholes option pricing model to determine fair value of the Company’s stock options granted in 2023:

2023
Weighted average fair value	$9.01
Weighted average risk-free interest rate(1)	3.57%
Expected volatility(2)	32.48%
Expected term (years)(3)	6.05
Dividend yield(4)	2.99%
(1)	The risk-free rate for the expected term of the options was based on the U.S. Treasury yield curve at the date of grant and based on the expected term.
(2)	Expected volatility was calculated using historical volatility of the Company’s stock price for a period commensurate with the expected term of the options.
(3)	The expected term was estimated to be the average of the contractual vesting term and time to expiration.
(4)	The dividend yield was calculated in accordance with the Company’s dividend policy at the time of grant.

The following table summarizes stock option activity for 2025:

			Weighted
			average
		Weighted	remaining
		average	contractual	Aggregate
		exercise	term in	intrinsic
	Options	price	years	value
Outstanding at December 31, 2024	563,992	$32.90	5.37	$5,759
Granted	—	—
Exercised	(5,423)	25.70
Forfeited	(17,097)	34.62
Outstanding at December 31, 2025	541,472	32.92	4.30	3,125
Options exercisable at December 31, 2025	511,155	32.88	4.12	2,987
Options vested and expected to vest	540,712	32.92	4.29	3,122

At December 31, 2025 and 2024, the Company had 541,472 and 563,992 stock options outstanding, respectively, at a weighted average exercise price of $32.92 and $32.90, respectively. Stock option expense is a component of salaries and benefits in the consolidated statements of operations and totaled $0.1 million, $0.3 million and $0.9 million for 2025, 2024 and 2023, respectively. At December 31, 2025, there was $19.0 thousand of total unrecognized compensation cost related to non-vested stock options granted. The cost is expected to be recognized over a weighted average period of 0.3 years.

The following table summarizes the Company’s outstanding stock options:

			Options outstanding			Options exercisable
				Weighted average
			Number	remaining contractual	Weighted average	Number	Weighted average
Range of exercise price			outstanding	life (years)	exercise price	exercisable	exercise price
$18.00	-	22.99	7,297	0.16	$19.56	7,297	$19.56
23.00	-	27.99	114,684	4.12	23.15	114,684	23.15
28.00	-	32.99	68,407	2.14	32.62	68,407	32.62
33.00	-	37.99	220,477	4.35	33.85	190,160	33.91
38.00	and above		130,607	5.74	40.82	130,607	40.82

Restricted stock awards

The Company issues time-based restricted stock awards that generally vest over a range of a 1-3 year period. Restricted stock with time-based vesting was valued at the fair value of the shares on the date of grant as they are assumed to be held beyond the vesting period.

Performance stock units

During the years ended December 31, 2025, 2024 and 2023, the Company granted 74,268, 79,254, and 79,215 performance stock units, respectively, in accordance with the Omnibus Plan. The Company grants PSUs whereby the recorded fair value represents the value of the award at the initial target performance and does not reflect potential increases or decreases resulting from the final performance results, which are to be determined at the end of the three-year performance period (vesting date). The actual number of shares of common stock to be awarded at the end of the performance period will range from 0% - 150% of the initial target awards.

For PSU components granted in 2025, one-third of the award is based on the Company’s cumulative earnings per share (EPS target), one-third is based on the Company’s relative ROTA, and one-third is based on the Company’s relative TSR during the performance period. On the vesting date, the Company’s annual ROTA will be compared to the respective ROTAs of companies comprising the S&P 600 Regional Banks group. The Company’s ranking will be averaged over the measurement period to determine the shares awarded. The fair value of the ROTA award was determined based on the closing stock price of the Company’s common stock on the grant date. On the vesting date, the Company’s TSR will be compared to the respective TSRs of the companies comprising the S&P 600 Regional Banks group at the grant date to determine the shares awarded. The fair value of the TSR target portion of the award was determined using a Monte Carlo Simulation at the grant date. The fair value of the EPS target portion of the award was determined based on the closing stock price of the Company’s common stock on the grant date.

For the awards granted during the year ended December 31, 2025, the weighted-average grant date fair values per unit of the EPS target portion, ROTA target portion and TSR target portion were $38.44, $38.44 and $32.19, respectively. The weighted-average grant date fair value per unit for the EPS target portion, ROTA target portion and the TSR target portion granted during 2024 were $35.41, $35.41 and $34.91, respectively. The initial weighted-average performance price for the TSR target portion granted during 2025 was $45.14. During 2025, the Company awarded an additional 3,723 PSUs due to final performance results related to PSUs granted in 2022. During 2024, the Company cancelled 530 units due to final performance results related to performance stock units granted in 2021.

For PSU components granted in 2023, sixty percent of the award was based on the Company’s cumulative EPS and forty percent of the award was based on the Company’s cumulative TSR during the performance period. On the vesting date, the Company’s TSR will be compared to the respective TSRs of the companies comprising the KBW Regional Index at the grant date to determine the shares awarded.

The following table summarizes restricted stock and PSU activity during 2025 and 2024:

		Weighted		Weighted
	Restricted	average grant-	Performance	average grant-
	stock shares	date fair value	stock units	date fair value
Unvested at December 31, 2023	240,584	$34.47	171,782	$34.56
Granted	186,050	35.43	79,254	35.24
Adjustment due to performance	—	—	(530)	35.75
Vested	(108,762)	35.85	(46,490)	37.82
Forfeited	(25,858)	35.97	(5,752)	32.66
Unvested at December 31, 2024	292,014	$34.43	198,264	$34.31
Granted	175,972	37.99	74,628	36.10
Adjustment due to performance	—	—	3,723	55.54
Vested	(122,766)	36.19	(51,658)	39.63
Forfeited	(42,064)	35.94	(12,444)	33.16
Unvested at December 31, 2025	303,156	$35.57	212,513	$34.09

As of December 31, 2025, the total unrecognized compensation cost related to the non-vested restricted stock awards and PSUs totaled $5.0 million and $3.4 million, respectively, and is expected to be recognized over a weighted average period of approximately 2.0 years and 1.8 years, respectively. Expense related to non-vested restricted stock awards totaled $5.3 million, $5.1 million and $4.3 million during 2025, 2024 and 2023, respectively. Expense related to non-vested performance stock units totaled $1.9 million, $2.7 million and $2.0 million during 2025, 2024 and 2023, respectively. Expense related to non-vested restricted stock awards and units is a component of salaries and benefits expense in the Company’s consolidated statements of operations.

Associate stock purchase plan

The ASPP is intended to be a qualified plan within the meaning of Section 423 of the Internal Revenue Code of 1986 and allows eligible employees to purchase shares of common stock through payroll deductions up to a limit of $25,000 per calendar year and 2,000 shares per offering period. The price an employee pays for shares is 90.0% of the fair market value of Company common stock on the last day of the offering period. The offering periods are the six-month periods commencing on March 1 and September 1 of each year and ending on August 31 and February 28 (or February 29 in the case of a leap year) of each year. There are no vesting or other restrictions on the stock purchased by employees under the ASPP. Under the ASPP, the total number of shares of common stock reserved for issuance totaled 400,000 shares, of which 196,759 were available for issuance at December 31, 2025.

Under the ASPP, employees purchased 17,771 shares and 21,389 shares during 2025 and 2024, respectively.

Note 16 Common Stock

The Company had 37,772,516 and 38,054,482 shares of Class A common stock, and zero shares of Class B common stock, outstanding at December 31, 2025 and 2024, respectively. Additionally, the Company had 303,156 and 292,014 shares of restricted Class A common stock issued but not yet vested at December 31, 2025 and 2024, respectively. These shares are not included in our total shares outstanding until such time that they are vested; however, these shares have voting and dividend rights prior to vesting.

On May 9, 2023, the Company announced a program to repurchase up to $50.0 million of the Company’s common stock from time to time in either the open market or through privately negotiated transactions in accordance with applicable regulations of the SEC. During the year ended December 31, 2025, the Company repurchased 416,795 shares of common stock for $15.2 million at a weighted average price per share of $36.40. The remaining authorization under the 2023 program as of December 31, 2025 was $34.8 million. At December 31, 2025, no time limit had been set for completion of the program.

Note 17 Earnings Per Share

The Company calculates earnings per share under the two-class method, as certain non-vested share awards contain non-forfeitable rights to dividends. As such, these awards are considered securities that participate in the earnings of the Company. Non-vested shares are discussed further in note 16.

The Company had 37,772,516 and 38,054,482 shares of Class A common stock outstanding as of December 31, 2025 and 2024, respectively, excluding issued but unvested restricted shares. Certain stock options and non-vested restricted shares are potentially dilutive securities, but are not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive for 2025, 2024 and 2023.

The following table illustrates the computation of basic and diluted earnings per share for 2025, 2024 and 2023:

	For the years ended
	2025	2024	2023
Net income	$109,574	$118,815	$142,048
Less: income allocated to participating securities	(880)	(327)	(243)
Income allocated to common shareholders	$108,694	$118,488	$141,805
Weighted average shares outstanding for basic earnings per common share	37,964,059	38,212,304	37,937,579
Dilutive effect of equity awards	126,955	206,822	173,629
Weighted average shares outstanding for diluted earnings per common share	38,091,014	38,419,125	38,111,208
Basic earnings per share	$2.86	$3.10	$3.74
Diluted earnings per share	2.85	3.08	3.72

The Company had 541,472, 563,992 and 755,546 outstanding stock options to purchase common stock at weighted average exercise prices of $32.92, $32.90 and $30.95 per share at December 31, 2025, 2024 and 2023, respectively, which have time-vesting criteria, and as such, any dilution is derived only for the timeframe in which the vesting criteria had been met and where the inclusion of those stock options is dilutive. The Company had 212,513, 198,264 and 171,782 unvested restricted shares and PSUs issued as of December 31, 2025, 2024 and 2023, respectively, which have performance, market and/or time-vesting criteria, and as such, any dilution is derived only for the timeframe in which the vesting criteria had been met and where the inclusion of those units is dilutive.

Note 18 Income Taxes

Income tax expense attributable to income before taxes was $24.1 million, $26.4 million and $33.6 million for 2025, 2024 and 2023, respectively.

(a) Income taxes

Total income taxes for 2025, 2024 and 2023 were allocated as follows:

	For the years ended December 31,
	2025	2024	2023
Current expense:
U.S. federal	$6,067	$19,076	$30,319
State and local	1,539	3,502	5,750
Total current income tax expense	7,606	22,578	36,069
Deferred expense (benefit):
U.S. federal	14,514	2,993	(1,564)
State and local	1,935	861	(951)
Total deferred income tax expense (benefit)	16,449	3,854	(2,515)
Income tax expense	$24,055	$26,432	$33,554

(b) Tax Rate Reconciliation

The reconciliation between the income tax expenses and the amounts computed by applying the U.S. federal income tax rate to pretax income is as follows:

	For the years ended December 31,
	2025		2024		2023
U.S. federal statutory income tax rate	$28,062	21.00%	$30,502	21.00%	$36,876	21.00%
Domestic federal reconciling items:
Tax credits:
Research credits	(550)	(0.41)%	(1,600)	(1.10)%	(2,400)	(1.37)%
Other	(92)	(0.07)%	(92)	(0.06)%	(92)	(0.05)%
Nontaxable and nondeductible items:
Tax exempt municipal interest income, net	(6,483)	(4.85)%	(4,480)	(3.08)%	(4,437)	(2.53)%
Other, net	400	0.30%	(545)	(0.38)%	(259)	(0.15)%
Other	(26)	(0.02)%	(800)	(0.55)%	75	0.04%
Domestic state and local income taxes, net of federal effect(1)	2,744	2.05%	3,447	2.37%	3,791	2.17%
Income tax expense	$24,055	18.00%	$26,432	18.20%	$33,554	19.11%

(1)	State taxes in Colorado and Utah made up the majority (greater than 50 percent) of the tax effect in this category.

(c) Significant Components of Deferred Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2025 and 2024 are presented below:

	December 31, 2025	December 31, 2024
Deferred tax assets:
Allowance for credit losses	$20,761	$22,471
Net unrealized losses on investment securities	13,748	21,864
Lease liability	7,008	6,884
Accrued compensation	5,642	5,479
Accrued stock-based compensation	2,310	2,276
Net unrealized losses on equity securities	1,845	1,845
Nonaccrual interest income	1,156	1,034
Other accrued expenses	949	123
Net operating loss	570	393
Net deferred loan fees	453	919
Excess tax basis of acquired loans over carrying value	335	401
Other	2,000	2,767
Total deferred tax assets	56,777	66,456
Deferred tax liabilities:
Intangible assets	(15,343)	(13,660)
Capitalized research and development costs	(13,470)	(1,123)
Right of use assets	(6,540)	(6,459)
Premises and equipment	(4,813)	(4,126)
Excess book basis in partnerships	(1,032)	(1,174)
Mortgage servicing rights	(907)	(1,511)
Other	(3,932)	(3,098)
Total deferred tax liabilities	(46,037)	(31,151)
Net deferred tax asset	$10,740	$35,305

At December 31, 2025, the Company had federal and state NOLs of $1.1 million and $2.6 million, respectively, which are available to offset future taxable income. The federal NOLs expire in varying amounts through 2034, and the state NOLs expire in varying amounts between 2026 and 2035. While these NOLs are subject to certain restrictions on the amount that can be utilized per year, the Company does not expect any tax attribute carryovers to expire before they are utilized.

On July 4, 2025, the OBBBA was signed into law, enacting significant changes to U.S. tax regulations, including the restoration of 100% bonus depreciation for qualifying assets placed in service after January 19, 2025, and the immediate deductibility of domestic research and experimentation expenditures for tax years beginning after December 31, 2024. The bill also allows companies to elect to deduct any remaining unamortized domestic research and experimental expenditures previously capitalized under prior law from 2022 to 2024 either fully in 2025 or ratably or two years (2025 and 2026). The Company elected to fully deduct the remaining costs in 2025.

As a result of the enactment of the OBBBA, the Company remeasured its deferred tax assets and liabilities during the third quarter of 2025 and recorded a reduction in net deferred tax assets, primarily driven by the reversal of deferred tax assets related to the capitalization of R&D expenditures (Section 174). The accelerated tax deductions under the new law, which permit immediate expensing, reduced the temporary differences that previously created these deferred tax assets.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, if any (including the impact of available carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. For the years ended December 31, 2025 and 2024, management believes a valuation allowance on the deferred tax asset is not necessary based on the current and future projected earnings of the Company. The Company has no ASC 740-10 unrecognized tax benefits recorded as of December 31, 2025 and 2024 and does not expect the total amount of unrecognized tax benefits to significantly increase within the next 12 months.

The following table presents income taxes paid, net of refunds, for the years ended December 31, 2025, 2024 and 2023:

	For the years ended December 31,
	2025	2024	2023
Federal taxes paid	$8,733	$17,900	$26,781
State and city taxes paid:
Colorado	271	500	2,400
Other	1,544	2,441	3,665
Total state and city taxes paid	1,815	2,941	6,065
Total income taxes paid	$10,548	$20,841	$32,846

The Company and its subsidiary banks are subject to income tax by federal, state and local government taxing authorities. The Company is not currently subject to any open income tax examinations; however, the Company’s tax returns for the years ended December 31, 2022 through 2025 remain subject to examination by U.S. federal income tax authorities. The years open to examination by state and local government authorities vary by jurisdiction.

Note 19 Derivatives

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

Fair values of derivative instruments on the balance sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the consolidated statements of financial condition as of December 31, 2025 and 2024. Information about the valuation methods used to measure fair value is provided in note 21.

		Asset derivatives fair value			Liability derivatives fair value
	Balance Sheet	December 31,	December 31,	Balance Sheet	December 31,	December 31,
	location	2025	2024	location	2025	2024
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$21,929	$31,864	Other liabilities	$1,866	$1,296
Total derivatives designated as hedging instruments		$21,929	$31,864		$1,866	$1,296

Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$7,221	$7,773	Other liabilities	$7,227	$7,780
Interest rate lock commitments	Other assets	283	282	Other liabilities	1	—
Forward contracts	Other assets	—	104	Other liabilities	87	10
Total derivatives not designated as hedging instruments		$7,504	$8,159		$7,315	$7,790

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

For derivatives that qualify and are designated as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest income in the same periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis. The earnings recognition of excluded components is included in interest income. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income as interest payments are received on the Company’s variable-rate assets. As of December 31, 2025, the Company had cash flow hedges with a notional amount of $100.0 million. The Company expects to reclassify $0.5 million from AOCI as a reduction to interest income during the next 12 months.

Fair value hedges

Interest rate swaps designated as fair value hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of December 31, 2025 and 2024, the Company had interest rate swaps with a notional amount of $365.2 million and $348.5 million, respectively, which were designated as fair value hedges of interest rate risk.

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
	Carrying amount of hedged assets		carrying amount of hedged assets(1)
Line item in the consolidated statements of financial	December 31,	December 31,	December 31,	December 31,
condition in which the hedged item is included	2025	2024	2025	2024
Loans receivable	$457,658	$456,098	$(18,812)	$(28,698)

(1)

Fair value hedge adjustments included basis adjustments on terminated positions to be amortized through the contractual maturity date of each respective hedged item. Excluding those terminated positions, the fair value hedge adjustments consisted of losses totaling $20.7 million and $31.2 million as of December 31, 2025 and December 31, 2024, respectively.

Non-designated hedges

Derivatives not designated as hedges are not speculative and consist of interest rate swaps with commercial banking clients that facilitate their respective risk management strategies. Interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the client swaps and the offsetting swaps are recognized directly in earnings. As of December 31, 2025 and 2024, the Company had matched interest rate swap transactions with an aggregate notional amount of $777.7 million and $840.9 million, respectively, related to this program. Derivative fee income from non-designated hedges totaled $0.8 million and $2.7 million for the years ended December 31, 2025 and 2024, respectively.

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

The Company had interest rate lock commitments with a notional value of $16.7 million and forward contracts with a notional value of $34.0 million at December 31, 2025. At December 31, 2024, the Company had interest rate lock commitments with a notional value of $20.0 million and forward contracts with a notional value of $29.2 million.

Effect of derivative instruments on the consolidated statements of operations and accumulated other comprehensive income (loss)

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations for 2025 and 2024:

	Location of gain (loss)	Amount of (loss) gain recognized in income on derivatives
	recognized in income on	For the years ended December 31,
Derivatives in hedging relationships	derivatives	2025	2024
Fair value hedging relationships - Interest rate products	Interest and fees on loans	$(4,295)	$15,576
Cash flow hedging relationships - Interest rate products	Interest and fees on loans	(1,259)	(2,009)
Total		$(5,554)	$13,567

	Location of gain (loss)	Amount of gain (loss) recognized in income on derivatives
	recognized in income on	For the years ended December 31,
Hedged items	hedged items	2025	2024
Interest rate products	Interest and fees on loans	$9,886	$(6,104)

	Location of gain (loss)	Amount of gain (loss) recognized in income on derivatives
Derivatives not designated	recognized in income on	For the years ended December 31,
as hedging instruments	derivatives	2025	2024
Interest rate products	Other non-interest expense	$2	$(115)
Interest rate lock commitments	Mortgage banking income	(9)	(27)
Forward contracts	Mortgage banking income	(181)	204
Total		$(188)	$62

The tables below present the effect of cash flow hedge accounting on AOCI as of the dates presented.

	For the year ended December 31, 2025
	Loss recognized in OCI on derivatives	Loss recognized in OCI included component	Loss recognized in OCI excluded component	Location of loss recognized from AOCI into income	Loss reclassified from AOCI into income	Loss reclassified from AOCI into income included component	Loss reclassified from AOCI into income excluded component
Derivatives in cash flow hedging relationships:
Interest rate products	$(224)	$(48)	$(176)	Interest income	$(1,259)	$(787)	$(472)

	For the year ended December 31, 2024
	Loss recognized in OCI on derivatives	Loss recognized in OCI included component	Loss recognized in OCI excluded component	Location of loss recognized from AOCI into income	Loss reclassified from AOCI into income	Loss reclassified from AOCI into income included component	Loss reclassified from AOCI into income excluded component
Derivatives in cash flow hedging relationships:
Interest rate products	$(1,639)	$(906)	$(733)	Interest income	$(2,009)	$(1,535)	$(474)

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

The Company also has agreements with certain of its derivative counterparties that contain a provision where, if the Company fails to maintain its status as a well/adequately capitalized institution, the counterparty has the right to terminate the derivative positions, and the Company would be required to settle its obligations under the agreements.

As of December 31, 2025, the termination value of derivatives in a net liability position related to these agreements was zero. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and, as of December 31, 2025, the Company had met these thresholds. If the Company had breached any of these provisions at December 31, 2025, it could have been required to settle its obligations under the agreements at the termination value.

Note 20 Commitments and Contingencies

Commitments

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

Total unfunded commitments at December 31, 2025 and 2024 were as follows:

	December 31, 2025	December 31, 2024
Commitments to fund loans	$499,960	$663,859
Unfunded commitments under lines of credit	640,181	752,861
Commercial and standby letters of credit	7,987	10,760
Total unfunded commitments	$1,148,128	$1,427,480

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

Contingencies

Mortgage loans sold to investors may be subject to repurchase or indemnification in the event of specific default by the borrower or subsequent discovery that underwriting standards were not met. The Company established a reserve liability for expected losses related to these representations and warranties based upon management’s evaluation of actual and historical loss history, delinquency trends or other documentation or deficiency findings in the portfolio and economic conditions. Charges against the reserve during the years ended December 31, 2025 and 2024 totaling $0.2 million and $0.1 million, respectively, were primarily driven by early payoffs and repurchases. The Company recorded a repurchase reserve of $0.6 million and $1.0 million at December 31, 2025 and 2024, respectively, which is included in other liabilities in the consolidated statements of financial condition.

The following table summarizes mortgage repurchase reserve activity for the periods presented:

	For the years ended December 31,
	2025	2024
Beginning balance	$1,000	$1,198
Provision released from operating expense, net	(270)	(122)
Charge-offs	(173)	(76)
Ending balance	$557	$1,000

In the ordinary course of business, the Company may be subject to litigation. Based upon the available information and advice from the Company’s legal counsel, management does not believe that any potential, threatened or pending litigation to which it is, or would reasonably become, a party will have a material adverse effect on the Company’s liquidity, financial condition or results of operations.

Note 21 Fair Value Measurements

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

Changes in the valuation inputs used for measuring the fair value of financial instruments may occur due to changes in current market conditions or other factors. Such changes may necessitate a transfer of the financial instruments to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfer occurs. During 2025 and 2024, there were no transfers of financial instruments between the hierarchy levels.

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

Mortgage banking derivatives—The Company relies on a third-party pricing service to value its mortgage banking derivative financial assets and liabilities, which the Company classifies as a level 3 valuation. The external valuation model to estimate the fair value of its interest rate lock commitments to originate residential mortgage loans held for sale includes grouping the interest rate lock commitments by interest rate and terms, applying an average 86.0% estimated pull-through rate based on historical experience, and then multiplying by quoted investor prices determined to be reasonably applicable to the loan commitment groups based on interest rate, terms, and rate lock expiration dates of the loan commitment groups. The Company also relies on an external valuation model to estimate the fair value of its forward commitments to sell residential mortgage loans (i.e., an estimate of what the Company would receive or pay to terminate the forward delivery contract based on market prices for similar financial instruments), which includes matching specific terms and maturities of the forward commitments against applicable investor pricing.

The tables below present the financial instruments measured at fair value on a recurring basis as of December 31, 2025 and 2024, in the consolidated statements of financial condition utilizing the hierarchy structure described above:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale
U.S. Treasuries	$74,226	$—	$—	$74,226
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	—	157,665	—	157,665
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	—	296,026	—	296,026
Equity securities with readily determinable fair values	5,059	—	—	5,059
Loans held for sale	—	25,695	—	25,695
Interest rate swap derivatives	—	29,150	—	29,150
Mortgage banking derivatives	—	—	283	283
Total assets at fair value	$79,285	$508,536	$283	$588,104
Liabilities:
Interest rate swap derivatives	$—	$9,093	$—	$9,093
Mortgage banking derivatives	—	—	88	88
Total liabilities at fair value	$—	$9,093	$88	$9,181

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale
U.S. Treasuries	$24,874	$—	$—	$24,874
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	—	135,045	—	135,045
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	—	364,938	—	364,938
Corporate debt	—	1,962	—	1,962
Loans held for sale	—	24,495	—	24,495
Interest rate swap derivatives	—	39,637	—	39,637
Mortgage banking derivatives	—	—	386	386
Total assets at fair value	$24,874	$566,077	$386	$591,337
Liabilities:
Interest rate swap derivatives	$—	$9,076	$—	$9,076
Mortgage banking derivatives	—	—	10	10
Total liabilities at fair value	$—	$9,076	$10	$9,086

The table below details the changes in level 3 financial instruments during 2025:

Mortgage banking
derivatives, net
Balance at December 31, 2024	$376
Loss included in earnings, net	(190)
Fees and (costs) included in earnings, net	9
Balance at December 31, 2025	$195

Fair Value of Financial Instruments Measured on a Non-recurring Basis

Certain assets may be recorded at fair value on a non-recurring basis as conditions warrant. These non-recurring fair value measurements typically result from the application of lower of cost or fair value accounting or a write-down occurring during the period.

Individually evaluated loans—The Company records individually evaluated loans based on the fair value of the collateral when it is probable that the Company will be unable to collect all contractual amounts due in accordance with the terms of the loan agreement. The Company relies on third-party appraisals and internal assessments, utilizing a discount rate in the range of 3% - 32%, with a weighted average discount rate of 7.8%, in determining the estimated fair values of these loans. The inputs used to determine the fair values of loans are considered level 3 inputs in the fair value hierarchy. At December 31, 2025, the Company recorded a specific reserve of $8.1 million related to 15 loans with a carrying balance of $20.1 million. At December 31, 2024, the Company recorded a specific reserve of $6.4 million related to 13 loans with a carrying balance of $27.0 million.

Mortgage servicing rights—MSRs represent the value associated with servicing residential real estate loans that have been sold to outside investors with servicing retained. The fair value for servicing assets is determined through discounted cash flow analysis and utilizes a discount rate ranging from 9.5% to 10.0% with a weighted average rate of 9.5% at December 31, 2025 and prepayment speed assumption ranges of 6.5% to 11.5% with a weighted average rate of 6.8% at December 31, 2025. The weighted average MSRs are subject to impairment testing. The carrying values of these MSRs are reviewed quarterly for impairment based upon the calculation of fair value. For purposes of measuring impairment, the MSRs are stratified into certain risk characteristics including note type and note term. If the valuation model reflects a value less than the carrying value, MSRs are adjusted to fair value through a valuation allowance, and the adjustment is included in mortgage banking income in the consolidated statements of operations. There was no impairment of MSRs during the years ended December 31, 2025 and 2024. The inputs used to determine the fair values of MSRs are considered level 3 inputs in the fair value hierarchy.

SBA servicing asset—The SBA servicing asset represents the value associated with servicing small business real estate loans that have been sold to outside investors with servicing retained. The fair value for the SBA servicing asset is determined through a discounted cash flow analysis and utilizes a weighted average discount rate of 10.5% and a weighted average lifetime constant prepayment rate of 15.9% for the year ended December 31, 2025. At December 31, 2024, the weighted average discount rate was 10.4%, and the weighted average lifetime constant prepayment rate was 15.7%. The SBA servicing asset is amortized over the period of the estimated future net servicing life of the underlying assets, and it is evaluated quarterly for impairment based upon the fair value of the rights as compared to their amortized cost. Impairment is recognized in the consolidated statements of operations to the extent the fair value is less than the capitalized amount of the SBA servicing asset. The Company recorded zero impairment for the years ended December 31, 2025 and 2024.

Premises and equipment—Premises and equipment held-for-sale are written down to estimated fair value less costs to sell in the period in which the held-for-sale criteria are met. Fair value is estimated in a process which considers current local commercial real estate market conditions and the judgment of the sales agent and often involves obtaining third-party appraisals from certified real estate appraisers. These fair value measurements are classified as Level 3. Unobservable inputs to these measurements, which include estimates and judgments often used in conjunction with appraisals, are not readily quantifiable. There was no impairment of premises and equipment during the year ended December 31, 2025. During the year ended December 31, 2024, the Company recognized $1.0 million of impairment included in other non-interest expense in its consolidated statements of operations related to the consolidation of three banking centers.

The Company may be required to record fair value adjustments on other available-for-sale and municipal securities valued at par on a non-recurring basis.

The tables below provide information regarding losses from the assets recorded at fair value on a non-recurring basis at December 31, 2025 and 2024.

	December 31, 2025
	Total	Losses from fair value changes
Individually evaluated loans	$70,459	$27,238

	December 31, 2024
	Total	Losses from fair value changes
Individually evaluated loans	$64,797	$9,439
Premises and equipment	1,795	958
Total	$66,592	$10,397

The Company did not record any liabilities measured at fair value on a non-recurring basis during 2025 and 2024.

Note 22 Fair Value of Financial Instruments

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

The fair value of financial instruments at December 31, 2025 and 2024 are set forth below:

	Level in fair value	December 31, 2025		December 31, 2024
	measurement	Carrying	Estimated	Carrying	Estimated
	hierarchy	amount	fair value	amount	fair value
ASSETS
Cash and cash equivalents	Level 1	$417,058	$417,058	$127,848	$127,848
U.S. Treasury securities - AFS	Level 1	74,226	74,226	24,874	24,874
U.S. Treasury securities - HTM	Level 1	24,900	24,851	49,639	49,159
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises available-for-sale	Level 2	157,665	157,665	135,045	135,045
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises available-for-sale	Level 2	296,026	296,026	364,938	364,938
Corporate debt available-for-sale	Level 2	—	—	1,962	1,962
Other available-for-sale securities	Level 3	722	722	728	728
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises held-to-maturity	Level 2	236,535	213,974	271,105	234,286
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises held-to-maturity	Level 2	390,297	358,624	212,364	167,941
Equity securities with readily determinable fair values	Level 1	5,059	5,059	—	—
FHLB and FRB stock	Level 2	24,641	24,641	27,984	27,984
Loans receivable	Level 3	7,433,356	7,274,904	7,751,143	7,535,875
Loans held for sale	Level 2	25,695	25,695	24,495	24,495
Accrued interest receivable	Level 2	41,951	41,951	43,469	43,469
Interest rate swap derivatives	Level 2	29,150	29,150	39,637	39,637
Mortgage banking derivatives	Level 3	283	283	386	386
LIABILITIES
Deposit transaction accounts	Level 2	7,142,863	7,142,863	7,217,857	7,217,857
Time deposits	Level 2	1,149,771	1,157,231	1,020,036	1,021,763
Securities sold under agreements to repurchase	Level 2	17,350	17,350	18,895	18,895
Long-term debt	Level 2	54,719	53,165	55,000	49,168
Federal Home Loan Bank advances	Level 2	—	—	50,000	50,000
Accrued interest payable	Level 2	18,017	18,017	15,146	15,146
Interest rate swap derivatives	Level 2	9,093	9,093	9,076	9,076
Mortgage banking derivatives	Level 3	88	88	10	10

Note 23 Business Segment

The Company has aligned its operations into one reportable segment. The Company’s primary operations are conducted through its wholly owned banking subsidiaries, which offer a full range of traditional banking products and financial services, including mortgage banking services and trust and wealth management services. At December 31, 2025, the Company had made eight community bank acquisitions, all of which operate utilizing a centralized core technology platform and operating policies, and therefore are all consolidated under one reportable segment. The Company provides community banking services or products and conducts its business operations within the United States. The identification of the business segment was determined based on the nature of services provided and management’s evaluation of the consolidated financial information. The accounting policies of the segment are the same as those described in Note 2 summary of significant accounting policies.

The Company has identified the CODM as the Chairman and Chief Executive Officer. The CODM analyzes key metrics including consolidated net income and its major components to strategize and allocate resources. Revenue and expenses reviewed by the CODM are consistent with the consolidated statement of operations, and the measure of segment assets reviewed by the CODM is consistent with total consolidated assets on the balance sheet. As part of this analysis, the CODM receives financial information on a consolidated basis, including actual and budgeted information, credit quality metrics, net income, earnings per share, loan originations, deposit growth, total non-interest income and non-interest expense. Executive compensation is generally based upon analysis of the consolidated target performance metrics.

Note 24 Parent Company Only Financial Statements

Parent company only financial information for National Bank Holdings Corporation is summarized as follows:

Condensed Statements of Financial Condition

	December 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$125,464	$105,278
Other securities	37,368	29,830
Investment in subsidiaries	1,261,349	1,203,495
Other assets	30,708	31,007
Total assets	$1,454,889	$1,369,610
LIABILITIES AND STOCKHOLDERS’ EQUITY
Long-term debt, net	$54,540	$54,511
Other liabilities	15,235	10,024
Total liabilities	69,775	64,535
Shareholders’ equity	1,385,114	1,305,075
Total liabilities and shareholders’ equity	$1,454,889	$1,369,610

Condensed Statements of Operations

	For the years ended December 31,
	2025	2024	2023
Income
Equity in undistributed earnings of subsidiaries	$32,851	$55,848	$92,990
Distributions from subsidiaries	85,000	75,000	62,000
Gain (loss) from other securities	4,309	(3,088)	(4,431)
Total income	$122,160	$127,760	$150,559
Expenses
Interest expense	$2,073	$2,073	$2,073
Salaries and benefits	7,324	8,126	7,318
Other expenses	5,762	3,021	3,382
Total expenses	15,159	13,220	12,773
Income before income taxes	107,001	114,540	137,786
Income tax benefit	(2,573)	(4,275)	(4,262)
Net income	$109,574	$118,815	$142,048

Condensed Statements of Cash Flows

	For the years ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$109,574	$118,815	$142,048
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(32,851)	(55,848)	(92,990)
Stock-based compensation expense	7,254	8,048	7,222
Amortization	310	311	310
Other	1,491	(2,599)	15,833
Net cash provided by operating activities	85,778	68,727	72,423
Cash flows from investing activities:
Investment in subsidiary	—	(2,000)	—
(Purchases) sales of other securities, net	(2,658)	103	(1,773)
Net cash used in investing activities	(2,658)	(1,897)	(1,773)
Cash flows from financing activities:
Issuance of stock under purchase and equity compensation plans	(1,738)	(1,515)	(1,534)
Proceeds from exercise of stock options	28	3,555	617
Payment of dividends	(46,055)	(42,945)	(39,644)
Repurchase of shares	(15,169)	—	—
Net cash used in financing activities	(62,934)	(40,905)	(40,561)
Net increase in cash, cash equivalents and restricted cash	20,186	25,925	30,089
Cash, cash equivalents and restricted cash at beginning of the year	105,278	79,353	49,264
Cash, cash equivalents and restricted cash at end of the year	$125,464	$105,278	$79,353

Note 25 Subsequent Events

Vista Acquisition

On January 7, 2026, the Company completed its acquisition of Vista Bancshares, Inc., the bank holding company of Texas-based Vista Bank. Pursuant to the agreement executed in September 2025, the Company paid cash consideration and issued shares of the Company’s common stock in exchange for all of the outstanding common stock of Vista Bancshares, Inc. The transaction was valued at approximately $377.7 million in the aggregate, including $89.0 million in cash and 7.3 million shares of the Company’s common stock, based on the closing price of $39.51 on January 6, 2026. The acquisition added 12 banking centers to the Company’s footprint, including 11 within the Dallas/Ft. Worth, Austin and Lubbock regions of Texas and one banking center in Palm Beach, Florida. With the completion of the acquisition, NBHC has approximately $12.4 billion in pro forma assets and $10.5 billion in pro forma deposits, before final purchase accounting adjustments.

Acquisition-related costs totaling $7.2 million for the year ended December 31, 2025 are reflected in the Company’s consolidated statements of operations.

The Company determined that this acquisition constitutes a business combination as defined in ASC Topic 805, Business Combinations. Accordingly, as of the date of the acquisition, the Company is recording the assets acquired and liabilities assumed at fair value. The Company determined fair values in accordance with the guidance provided in ASC Topic 820, Fair Value Measurements and Disclosures. Fair value is established by discounting the expected future cash flows with a market discount rate for like maturities and risk instruments. The estimation of expected future cash flows, market conditions and other future events and actual results could differ materially. The determination of the fair values of fixed assets, loans, OREO and core deposit intangible involves a high degree of judgment and complexity. Due to the timing of the acquisition, the Company has performed limited valuation procedures, and the valuation of all assets acquired and liabilities assumed is not yet complete.

Stock Repurchase Program

On January 27, 2026, the Company’s Board of Directors authorized a new stock repurchase program under which the Company may repurchase up to $100.0 million of the Company’s stock from time to time in the open market or in privately negotiated transactions in accordance with applicable regulations of the SEC. The timing and amount of any share repurchases will be determined by the Company’s management based on market conditions and other factors. The new program replaces in its entirety the stock repurchase program that was authorized by the Board of Directors and announced on May 9, 2023. No time limit has been set for completion of the new program.

Subordinated Notes

On February 11, 2026, the Company announced the closing of a public offering of $150.0 million aggregate principal amount of 5.875% fixed-to-floating rate subordinated notes due in 2036. Interest on the notes will accrue at a rate equal to (i) 5.875% per annum for the initial five-year fixed rate period payable semi-annually in arrears, and (ii) a floating rate per annum equal to a benchmark rate, which is expected to be Three-Month Term SOFR, plus a spread of 241 basis points for the five-year variable rate period, payable quarterly in arrears. The Company may, at its option, redeem the notes in whole or in part beginning with the interest payment date of February 15, 2031 and on any interest payment date thereafter. The subordinated notes are structured to qualify as Tier 2 Capital for regulatory purposes under current guidelines established by the Federal Reserve.

Item 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

There were no changes in or disagreements with accountants on accounting and financial disclosures.

Item 9A.   CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of December 31, 2025. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025. KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on our internal control over financial reporting as of December 31, 2025, which report is included in this Part II, Item 9A-Controls and Procedures below.

Changes in Internal Control Over Financial Reporting

There were no changes made during the most recently completed fiscal year in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

National Bank Holdings Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited National Bank Holdings Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 24, 2026 expressed an unqualified opinion on those consolidated financial statements.

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

Kansas City, Missouri

February 24, 2026

Item 9B.     OTHER INFORMATION.

(a)	Form 8-K Disclosure

Item 5.02 Departure of Directors of Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

On February 24, 2026, the Compensation Committee of the Board of Directors of NBHC approved the payment of merger-related bonuses to certain executive officers in recognition of their key roles in closing the Vista transaction, their continued leadership during a period of strategic transition following the acquisition of Vista and to promote retention. Each of the following named executive officers will receive the cash bonus listed next to their name on or around April 3, 2026, subject to continued employment through that date:

●	G. Timothy Laney, Chief Executive Officer and Chairman of the Board, will receive a cash bonus of $400,000.
●	Aldis Birkans, President, will receive a cash bonus of $125,000.
●	Nicole L. Van Denabeele, EVP, Chief Financial Officer, will receive a cash bonus of $75,000.
●	Richard U. Newfield, Jr., EVP, Chief Risk Management Officer, will receive a cash bonus of $50,000.
●	Angela N. Petrucci, EVP, Chief Administrative Officer, General Counsel & Secretary, will receive a cash bonus of $75,000.

(b)	Trading Arrangements

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

Item 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item relating to executive officers is included in Part I of this Annual Report on Form 10-K under the caption “Information about our Executive Officers.”

The information required by this Item is incorporated herein by reference to information to be included under the Proposal 1 – Election of Directors, Governance, Insider Trading Restrictions and Anti-Hedging and Anti-Pledging, and Section 16(a) Beneficial Ownership Reporting Compliance sections of our Proxy Statement for our 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

The Company has adopted a Code of Business Conduct and Ethics and Supplemental Code of Ethics for CEO and Senior Financial Officers, which apply to the CEO, Chief Financial Officer and Principal Accounting Officer, and are available at www.nationalbankholdings.com. If we make any amendments to, and waivers of, these codes of conduct, we will disclose the nature of the amendment or waiver on our website. We may also elect to disclose the amendment or waiver in a current report on Form 8-K filed with the SEC.

Item 11.       EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference to information to be included under the Director Compensation and Executive Compensation (excluding the information under the heading “Pay Versus Performance

Disclosure”) and Governance sections of our Proxy Statement for our 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The Information required by this Item is incorporated herein by reference to information to be included under Stock Ownership of Certain Beneficial Owners and Management in our Proxy Statement for our 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Securities Authorized for Issuance under Equity Compensation Plans

Under the Omnibus Plan, the Compensation Committee of the Board of Directors has the authority to grant, from time to time, awards of options, stock appreciation rights, restricted stock, restricted stock units, performance units, other stock-based awards, or any combination thereof to eligible persons. As of December 31, 2025, the aggregate number of Company common stock available for issuance under the 2023 Plan was 878,446 shares.

The ASPP allows employees to purchase shares of common stock up to a limit of $25,000 per calendar year or 2,000 shares per offering period. The price an employee pays for shares is 90% of the fair market value of Company common stock on the last day of the offering period. As of December 31, 2025, the aggregate number of Company common stock available for issuance under the ASPP was 196,759 shares.

See note 16 to the consolidated financial statements for further detail related to these equity compensation plans.

The following table sets forth information about our equity plans as of December 31, 2025:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity plans approved by security holders(1)	541,472	$32.92	1,075,205
Equity plans not approved by security holders	—	—	—
Total	541,472	$32.92	1,075,205

(1)	Includes the Omnibus Plan and the ASPP.

Item 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Information required by this Item is incorporated herein by reference to information to be included under the Certain Relationships and Related Person Transactions and Governance sections in our Proxy Statement (Schedule 14A) for our 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Information required by this Item is incorporated herein by reference to information to be included under the Proposal 2 – Ratification of Independent Registered Public Accounting Firm section in our Proxy Statement (Schedule 14A) for our 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

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

2.1

Agreement and Plan of Merger, dated as of September 15, 2025, by and among Vista Bancshares, Inc., National Bank Holdings Corporation and Bryan Wick, solely in his capacity as Shareholders’ Representative (incorporated herein by reference to Exhibit 2.1 to our Form 8-K dated September 12, 2025 and filed on September 18, 2025)*

3.1

Second Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to our Form S-1 Registration Statement (Registration No. 333-177971), filed on August 22, 2012)

3.2	Second Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q, filed on November 7, 2014)

4.1	Specimen common stock certificate (incorporated herein by reference to Exhibit 4.1 to our Form S-1 Registration Statement (Registration No. 333-177971), filed on August 22, 2012)

4.2	Description of Capital Stock (incorporated herein by reference to Exhibit 4.2 to our Form 10-K, filed on February 26, 2020)

4.3	Form of 3.00% Fixed-to-Floating Rate Subordinated Note due 2031 (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated and filed on November 5, 2021)

4.4	Form of 5.875% Subordinated Note due 2036 (incorporated herein by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated and filed on February 11, 2026)

4.5

Indenture, dated February 11, 2026, by and between National Bank Holdings Corporation and U.S. Bank Trust Company, National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated and filed on February 11, 2026)

4.6

First Supplemental Indenture, dated February 11, 2026, between National Bank Holdings Corporation and U.S. Bank Trust Company, National Association, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated and filed on February 11, 2026)

10.1

Form of Indemnification Agreement by and between National Bank Holdings Corporation (formerly known as NBH Holdings Corp.) and each of its directors and executive officers (incorporated herein by reference to Exhibit 10.6 to our Form S-1 Registration Statement (Registration Statement No. 333-177971), filed on September 10, 2012)∧

10.2

Employment Agreement, dated May 22, 2010, by and between G. Timothy Laney and National Bank Holdings Corporation (formerly known as NBH Holdings Corp.) (incorporated herein by reference to Exhibit 10.1 to our Form S-1 Registration Statement (Registration Statement No. 333-177971), filed on September 10, 2012)∧

10.3

First Amendment to Employment Agreement, dated November 17, 2015, by and between G. Timothy Laney and National Bank Holdings Corporation (incorporated herein by reference to Exhibit 10.2 to our Form 8-K, filed on November 20, 2015)∧

10.4

Amended and Restated Employment Agreement, dated November 17, 2015, by and between Richard U. Newfield, Jr. and National Bank Holdings Corporation (incorporated herein by reference to Exhibit 10.4 to our Form 8-K, filed on November 20, 2015)∧

10.5	Employment Agreement, dated May 2, 2018, by and between Aldis Birkans and National Bank Holdings Corporation (incorporated herein by reference to Exhibit 10.2 to our Form 8-K, filed on May 2, 2018)∧

10.6

Employment Agreement, dated May 5, 2020, by and between National Bank Holdings Corporation and Angela N. Petrucci (incorporated herein by reference to Exhibit 10.2 to our Form 10-Q, filed on August 5, 2020)∧

10.7

Employment Agreement, dated January 22, 2025, by and between Daniel Sznewajs and National Bank Holdings Corporation (incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on April 30, 2025)∧

10.8

Employment Agreement, dated September 10, 2024, by and between Nicole Van Denabeele and National Bank Holdings Corporation (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on September 10, 2024)∧

10.9	Employment Agreement, dated September 15, 2025, by and between John D. Steinmetz and National Bank Holdings Corporation (filed herewith)∧

10.10	National Bank Holdings Corporation Employee Stock Purchase Plan (incorporated herein by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 30, 2015)∧

10.11	National Bank Holdings Corporation 2014 Omnibus Incentive Plan (incorporated herein by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 31, 2014)∧

10.12

Form of National Bank Holdings Corporation 2014 Omnibus Incentive Plan Nonqualified Stock Option Agreement (For Management) (incorporated herein by reference to Exhibit 10.15 to our Form 10-K, filed on March 1, 2019)∧

10.13

Form of National Bank Holdings Corporation 2014 Omnibus Incentive Plan Performance Stock Unit Award Agreement (ROTA) (For Management) (incorporated herein by reference to Exhibit 10.4 to our Form 10-Q, filed on August 5, 2020)∧

10.14

Subordinated Note Purchase Agreement, dated November 5, 2021, by and among National Bank Holding Corporation and the Purchaser named therein (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated and filed on November 5, 2021)

10.15	Subordinated Note Purchase Agreement, dated June, 2 2021, by and among Bancshares of Jackson Hole Incorporated and the Purchaser named therein (filed herewith)

10.16	Subordinated Note Purchase Agreement, dated June, 2 2021, by and among Bancshares of Jackson Hole Incorporated and the Purchaser named therein (filed herewith)

10.17	Subordinated Note Purchase Agreement, dated June, 2 2021, by and among Bancshares of Jackson Hole Incorporated and the Purchaser named therein (filed herewith)

10.18

Form of Voting and Lock-up Agreement, dated as of September 15, 2025, among National Bank Holdings Corporation and each of the holders of common stock of Vista Bancshares, Inc. listed on the signature pages therein * (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated September 12, 2025 and filed on September 18, 2025)

10.19	Form of Aircraft Time-Sharing Agreement (incorporated herein by reference to Exhibit 10.3 to our Form 10-Q, filed on August 2, 2022)∧

10.20	2UniFi LLC, 2023 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on December 12, 2023)∧

10.21	Form of 2UniFi, LLC Class B Unit Award Agreement (incorporated herein by reference to Exhibit 10.2 to our Form 8-K, filed on December 12, 2023)∧

10.22	National Bank Holdings Corporation 2023 Omnibus Incentive Plan (incorporated herein by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on April 3, 2023)∧

10.23

Form of National Bank Holdings Corporation 2023 Omnibus Incentive Plan Restricted Stock Award Agreement (For Non-Employee Directors) (incorporated herein by reference to Exhibit 10.28 to our Annual Report on Form 10-K, filed on February 25, 2025)∧

10.24	Form of National Bank Holdings Corporation 2023 Omnibus Incentive Plan Restricted Stock Award Agreement 10/2025 (For Management) (filed herewith)∧

10.25	Form of National Bank Holdings Corporation 2023 Omnibus Incentive Plan Performance Stock Unit Award Agreement 10/2025 (For Management) (filed herewith)∧

10.26	Form of National Bank Holdings Corporation 2023 Omnibus Incentive Plan Restricted Stock Award Agreement 10/2025 (Cliff) (For Management) (filed herewith)∧

10.27	Form of National Bank Holdings Corporation 2023 Omnibus Incentive Plan Restricted Stock Award Agreement 1/2026 (Laney and Birkans) (filed herewith)∧

10.28	National Bank Holdings Corporation 2026 Inducement Plan (incorporated herein by reference to Exhibit 99.1 of our Registration Statement on Form S-8 filed on January 30, 2026)∧

10.29	Form of National Bank Holdings Corporation 2026 Inducement Plan Restricted Stock Award Agreement (Executive Officer) (filed herewith)∧

10.30	Vista Bank Equity Incentive Plan (incorporated herein by reference to Exhibit 99.1 of our Registration Statement on Form S-8 filed on January 7, 2026)∧

10.31	Vista Bank Equity Incentive Plan – Restricted Stock Award Agreement with John D. Steinmetz (filed herewith)∧

10.32	Transition Agreement by and between Christopher Randall and National Bank Holdings Corporation (filed herewith)∧

10.33	Letter Agreement dated September 15, 2025, between G. Timothy Laney and National Bank Holdings Corporation∧

10.34	Letter Agreement dated September 15, 2025, between Aldis Birkans and National Bank Holdings Corporation∧

19.1	National Bank Holdings Corporation Insider Trading and Information Policy (incorporated herein by reference to Exhibit 19.1 to our Annual Report on Form 10-K, filed on February 25, 2025)

19.2

National Bank Holdings Corporation Supplemental Insider Trading and Pre-Clearance Policy (incorporated herein by reference to Exhibit 19.2 to our Annual Report on Form 10-K, filed on February 25, 2025)

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

*

Schedules (or similar attachments) have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or similar attachment will be furnished to the Securities and Exchange Commission upon request; provided, however, that NBHC may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any document so furnished.

˄	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on February 24, 2026, on its behalf by the undersigned, thereunto duly authorized.

National Bank Holdings Corporation

By	/s/ G. Timothy Laney
G. Timothy Laney
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 24, 2026, by the following persons on behalf of the registrant and in the capacities indicated.

/s/ G. TIMOTHY LANEY
G. Timothy Laney
Chairman and Chief Executive Officer
(principal executive officer)

/s/ NICOLE VAN DENABEELE
Nicole Van Denabeele
Chief Financial Officer
(principal financial officer)

/s/ EMILY GOODEN
Emily Gooden
Chief Accounting Officer
(principal accounting officer)

/s/ RALPH W. CLERMONT
Ralph W. Clermont, Lead Director

/s/ ROBERT E. DEAN
Robert E. Dean, Director

/s/ ROBIN A. DOYLE
Robin A. Doyle, Director

/s/ ALKA GUPTA
Alka Gupta, Director

/s/ FRED J. JOSEPH
Fred J. Joseph, Director

/s/ KIRK A. MCLAUGHLIN
Kirk McLaughlin, Director

/s/ PATRICK G. SOBERS
Patrick G. Sobers, Director

/s/ MICHO F. SPRING
Micho F. Spring, Director

/s/ ART ZEILE
Art Zeile, Director