Form 10-Q
period 2026-03-31
National Bank Holdings Corp
filed 2026-05-07
CIK 1475841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 1, 2026, the registrant had outstanding 44,790,822 shares of Class A voting common stock, each with $0.01 par value per share, excluding 808,262 shares of restricted Class A common stock issued but not yet vested.

GLOSSARY OF ACRONYMS, ABBREVIATIONS AND TERMS

ACL	Allowance for credit losses	GDP	Gross domestic product
The acquisition	The acquisition of Vista Bancshares, Inc.	GNMA	Government National Mortgage Association
AFS	Available-for-sale	GSE	Government sponsored entity
AIR	Accrued interest receivable	HPI	Home price index
AOCI	Accumulated other comprehensive income (loss)	HTM	Held-to-maturity
ASC	Accounting Standards Codification	Inducement Plan	National Bank Holdings Corporation 2026 Inducement Plan
ASPP	Associate Stock Purchase Plan	ISDA	International Swaps and Derivative Association
ASU	Accounting Standards Update	MBS	Mortgage-backed securities
ATM	Automated Teller Machine	MSR	Mortgage servicing right
Banks	NBH Bank and Bank of Jackson Hole Trust, collectively	NBHC or the Company	National Bank Holdings Corporation and all affiliates
BOJH	Bank of Jackson Hole	NCO	Net charge-offs
BOJHT	Bank of Jackson Hole Trust	OCI	National Bank Holdings Corporation 2023 Omnibus Incentive Plan, as amended, restated, other otherwise supplemented
Cambr	Cambr Solutions, LLC	Omnibus Plan	2023 Omnibus Incentive Plan
CECL	Current expected credit loss	OREO	Other real estate owned
CEO	Chief Executive Officer	PCD	Purchased credit deteriorated
Common stock	Class A common stock, par value $0.01 per share	PD	Probability of Default
CRE	Commercial real estate	PSL	Purchased seasoned loans
DCF	Discounted cash flow	PSU	Performance stock unit
EPS	Earnings Per Share	Repurchase	Repurchase the mortgage loans with identified defects, indemnify the investor or insurer, or reimburse the investor for credit loss incurred on the loan
Exchange Act	The Securities Exchange Act of 1934	ROTA	Return on tangible assets
FASB	Financial Accounting Standards Board	S&P	Standard and Poor’s
FDIC	Federal Deposit Insurance Corporation	SBA	Small Business Administration
Federal Reserve	Federal Reserve System	SBA Preferred Lender	An approved participant in the SBA Preferred Lender’s Program
FHA	Federal Housing Administration	SEC	Securities and Exchange Commission
FHLB	Federal Home Loan Bank	SOFR	Secured overnight financing rate
FHLMC	Federal Home Loan Mortgage Corporation	Topic 606	FASB ASC Topic 606
Fintech	Financial technology company	Transaction deposits	Demand, savings, and money market deposits
FNMA	Federal National Mortgage Association	TSR	Total shareholder return
FRB	Federal Reserve Bank	Vista	Vista Bancshares, Inc.
FTE	Fully taxable equivalent	Vista Equity Plan	Vista Bank Equity Incentive Plan
GAAP	Generally accepted accounting principles

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

Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements due to a number of factors, including, but are not limited to:

●	business and economic conditions, along with external events, such as political instability, geopolitical conflicts (including in regions such as the Middle East), international trade policies, tariffs, or acts of war, and the potential for such events to contribute to inflationary pressures, fluctuations in interest rates, disruptions in global supply chains, volatility in financial markets, and impacts on earnings and stock market performance;

●	susceptibility to credit risk and fluctuations in the value of real estate and other collateral securing a significant portion of our loan portfolio, including with regards to real estate acquired through foreclosure, and the accuracy of appraisals related to such real estate;

●	changes impacting monetary supply and the businesses of our clients and counterparties, including levels of market interest rates, inflation, currency values, monetary, fiscal, and international trade policy, and the volatility, including as influenced by geopolitical risks and related economic uncertainty;

●	our ability to maintain sufficient liquidity to meet the requirements of deposit withdrawals and other business needs;

●	our desire to raise additional capital in connection with strategic growth initiatives and our ability to access the capital markets when desired or on favorable terms;

●	changes in the fair value of our investment securities due to market conditions outside of our control;

●	our investments in 2UniFi℠ and other fintechs and initiatives may subject us to material financial, reputational and strategic risks;

●	the allowance for credit losses and fair value adjustments may be insufficient to absorb losses in our loan portfolio;

●	any service interruptions, cyber incidents or other breaches relating to our technology systems, security systems or infrastructure or those of our third-party providers;

●	the occurrence of fraud or other financial crimes within our business;

●	competition from other financial services providers, including traditional financial institutions and fintechs, and the effects of disintermediation within the banking business including consolidation within the industry;

●	changes to federal government lending programs like the SBA’s Preferred Lender Program and the FHA’s insurance programs, including the impact of changes in regulations and budget appropriations on such programs;

●	impairment of our mortgage servicing rights, disruption in the secondary market for mortgage loans, declines in real estate values, or being required to repurchase mortgage loans or reimburse investors;

●	claims and litigation related to our fiduciary responsibilities in connection with our trust and wealth business;

●	our ability to manage and execute our organic growth and acquisition strategies, including our ability to realize the expected benefits of our acquisition strategies;

●	developments in technology, such as artificial intelligence, the success of our digital growth strategy, and our ability to incorporate innovative technologies in our business and provide products and services that satisfy our clients’ expectations for convenience and security;

●	our ability to integrate Vista Bank into our business may be more difficult, costly or time consuming than expected and we may fail to realize the anticipated benefits or cost savings of the acquisition;

●	failure to obtain regulatory approvals or consummate attractive acquisitions or continue to increase organic loan growth would restrict our growth plans:

●	the accuracy of projected operating results for assets and businesses we acquire;

●	our ability to comply with and manage costs related to extensive and potentially expanding government regulation and supervision, including current and future regulations affecting bank holding companies and depository institutions;

●	our ability to execute our capital allocation strategy, including paying dividends or repurchasing shares, given regulatory limitations;

●	the application of any increased assessment rates imposed by the FDIC;

●	claims or legal action brought against us by third parties or government agencies;

●	the loss of our executive officers and key personnel;

●	changes to federal, state and local laws and regulations along with executive orders applicable to our business, including tax laws; and

●	other factors, risks, trends and uncertainties described under “Part I, Item 1. Business,” “Part I, Item 1A. Risk Factors,” “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 and in our other filings with the SEC.

Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events or circumstances, except as required by applicable law.

PART I: FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)

(In thousands, except share and per share data)

	March 31, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$472,791	$417,058
Investment securities available-for-sale (at fair value)	605,167	528,639
Investment securities held-to-maturity (fair value of $699,014 and $597,449 at March 31, 2026 and December 31, 2025, respectively)	757,350	651,732
Other securities	90,457	80,634
Loans	9,611,486	7,433,356
Allowance for credit losses	(113,477)	(87,415)
Loans, net	9,498,009	7,345,941
Loans held for sale	24,905	25,695
Other real estate owned	3,821	1,674
Premises and equipment, net	235,666	214,554
Goodwill	454,672	306,043
Intangible assets, net	67,375	48,337
Other assets	404,195	263,211
Total assets	$12,614,408	$9,883,518
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing demand deposits	$2,573,213	$2,204,241
Interest bearing demand deposits	1,546,569	1,237,006
Savings and money market	5,044,181	3,701,616
Time deposits	1,294,881	1,149,771
Total deposits	10,458,844	8,292,634
Securities sold under agreements to repurchase	16,991	17,350
Long-term debt, net	202,138	54,540
Other liabilities	271,560	133,880
Total liabilities	10,949,533	8,498,404
Shareholders’ equity:
Common stock, par value $0.01 per share: 400,000,000 shares authorized; 58,851,591 and 51,487,888 shares issued; and 44,692,472 and 37,772,516 shares outstanding at March 31, 2026 and December 31, 2025, respectively	588	515
Additional paid-in capital	1,454,100	1,171,581
Retained earnings	578,522	572,461
Treasury stock of 13,206,656 and 13,412,216 shares at March 31, 2026 and December 31, 2025, respectively, at cost	(320,269)	(315,397)
Accumulated other comprehensive loss, net of tax	(48,066)	(44,046)
Total shareholders’ equity	1,664,875	1,385,114
Total liabilities and shareholders’ equity	$12,614,408	$9,883,518

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share data)

	For the three months ended
	March 31,
	2026	2025
Interest and dividend income:
Interest and fees on loans	$144,975	$120,207
Interest and dividends on investment securities	10,151	8,737
Dividends on other securities	516	480
Interest on interest bearing bank deposits	3,509	539
Total interest and dividend income	159,151	129,963
Interest expense:
Interest on deposits	48,369	41,267
Interest on borrowings	1,980	2,005
Total interest expense	50,349	43,272
Net interest income before provision for credit losses	108,802	86,691
Provision for credit loss expense	4,000	10,200
Net interest income after provision for credit losses	104,802	76,491
Non-interest income:
Service charges	4,192	4,118
Bank card fees	4,334	4,194
Mortgage banking income	2,742	3,315
Bank-owned life insurance income	887	764
Other non-interest income	5,578	2,985
Gain on security sales	246	—
Total non-interest income	17,979	15,376
Non-interest expense:
Salaries and benefits	56,970	34,362
Occupancy and equipment	15,834	10,837
Data processing	7,653	4,401
Marketing and business development	1,504	946
FDIC deposit insurance	1,358	1,326
Bank card expenses	1,078	1,103
Professional fees	2,232	1,423
Other non-interest expense	7,744	5,642
Other intangible assets amortization	2,464	1,977
Total non-interest expense	96,837	62,017
Income before income taxes	25,944	29,850
Income tax expense	5,151	5,619
Net income	$20,793	$24,231
Earnings per share—basic	$0.46	$0.63
Earnings per share—diluted	0.46	0.63
Common stock dividend	0.32	0.29
Weighted average number of common shares outstanding:
Basic	44,439,788	38,068,455
Diluted	44,610,511	38,229,869

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	For the three months ended
	March 31,
	2026	2025
Net income	$20,793	$24,231
Other comprehensive (loss) income, net of tax:
Securities available-for-sale:
Net unrealized (losses) gains arising during the period, net of tax benefit (expense) of $955 and ($3,033) for the three months ended March 31, 2026 and 2025, respectively	(3,904)	9,716
Less: reclassification adjustment for gain on security sales realized in net income, net of tax expense of $57 and $0 for the three months ended March 31, 2026 and 2025, respectively.	(189)	—
Less: amortization of net unrealized holding losses to income, net of tax benefit of $0 and $3 for the three months ended March 31, 2026 and 2025, respectively	—	(8)
Cash flow hedges:
Net unrealized gains arising during the period, net of tax expense of $292 and $474 for the three months ended March 31, 2026 and 2025, respectively	946	1,554
Less: reclassification for gains included in net income, net of tax expense of $267 and $385 for the three months ended March 31, 2026 and 2025, respectively	(873)	(1,269)
Other comprehensive (loss) income	(4,020)	9,993
Comprehensive income	$16,773	$34,224

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(In thousands, except share and per share data)

	For the three months ended March 31,
					Accumulated
		Additional			other
	Common	paid-in	Retained	Treasury	comprehensive
	stock	capital	earnings	stock	income (loss), net	Total
Balance, December 31, 2024	$515	$1,167,431	$508,864	$(301,694)	$(70,041)	$1,305,075
Net income	—	—	24,231	—	—	24,231
Stock-based compensation	—	1,704	—	—	—	1,704
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $1,374, net	—	(702)	—	163	—	(539)
Cash dividends declared ($0.29 per share)	—	—	(11,156)	—	—	(11,156)
Other comprehensive income	—	—	—	—	9,993	9,993
Balance, March 31, 2025	$515	$1,168,433	$521,939	$(301,531)	$(60,048)	$1,329,308
Balance, December 31, 2025	$515	$1,171,581	$572,461	$(315,397)	$(44,046)	$1,385,114
Net income	—	—	20,793	—	—	20,793
Stock-based compensation	—	6,349	—	—	—	6,349
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $12,469, net	—	(12,416)	—	11,240	—	(1,176)
Issuance of common stock of 7,305,975 for acquisition of Vista	73	288,586	—	—	—	288,659
Repurchase of 401,869 shares	—	—	—	(16,112)	—	(16,112)
Cash dividends declared ($0.32 per share)	—	—	(14,732)	—	—	(14,732)
Other comprehensive loss	—	—	—	—	(4,020)	(4,020)
Balance, March 31, 2026	$588	$1,454,100	$578,522	$(320,269)	$(48,066)	$1,664,875

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the three months ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$20,793	$24,231
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for credit loss expense	4,000	10,200
Depreciation and amortization	8,955	6,328
Change in current income tax receivable	(6,318)	4,281
Change in deferred income taxes	(6,043)	4,560
Discount accretion, net of premium amortization on securities	(1,191)	(483)
Gain on sale of mortgages, net	(2,417)	(2,338)
Origination of loans held for sale, net of repayments	(80,076)	(72,646)
Proceeds from sales of loans held for sale	83,283	87,571
Originations of mortgage servicing rights	(92)	(62)
Proceeds from sales of mortgage servicing rights	—	2,360
Gain on sale of mortgage servicing rights	—	(646)
Stock-based compensation	6,349	1,704
Gain on security sales	(246)	—
Operating lease payments	(1,884)	(1,625)
Change in other assets	(79,069)	(11,605)
Change in other liabilities	(2,873)	(12,205)
Net cash (used in) provided by operating activities	(56,829)	39,625
Cash flows from investing activities:
Proceeds from maturities and paydowns of other securities	2,214	—
Proceeds from maturities and paydowns of investment securities available-for-sale	33,287	48,436
Proceeds from maturities and paydowns of investment securities held-to-maturity	32,763	17,027
Proceeds from sales of other securities	10,383	15,700
Proceeds from sales of investment securities available-for-sale	176,945	—
Proceeds from sales of other real estate owned	6,032	—
Purchases of other securities	(12,667)	(15,904)
Purchases of investment securities available-for-sale	(144,764)	(142,245)
Purchases of investment securities held-to-maturity	(137,863)	(190,624)
Purchases of premises and equipment, net	(5,491)	(10,166)
Net (increase) decrease in loans	(164,366)	138,351
Proceeds from the sale of loans	—	11,941
Net cash activity for acquisitions	250,074	—
Net cash provided by (used in) investing activities	46,547	(127,484)
Cash flows from financing activities:
Net (decrease) increase in deposits	(38,808)	186,312
Net (decrease) increase in repurchase agreements and other short-term borrowings	(359)	1,854
Proceeds from long-term debt issuance	150,000	—
Payment of long-term debt issuance costs	(2,752)	—
Net (payments to) advances from the FHLB	(10,000)	30,000
Issuance of stock under purchase and equity compensation plans	(1,762)	(583)
Proceeds from exercise of stock options	552	10
Payment of dividends	(14,744)	(11,284)
Repurchase of common stock	(16,112)	—
Net cash provided by financing activities	66,015	206,309
Increase in cash and cash equivalents	55,733	118,450
Cash and cash equivalents at beginning of the year	417,058	127,848
Cash and cash equivalents at end of period	$472,791	$246,298
Supplemental disclosure of cash flow information during the period:
Cash paid for interest	$47,973	$42,858
Net tax payments (refunds)	176	(95)
Supplemental schedule of non-cash activities:
Loans transferred to other real estate owned at fair value	1,645	—
Increase in loans purchased but not settled	129,588	60,350
Loans transferred from loans held for sale to loans	—	23

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2026

Note 1 Basis of Presentation

National Bank Holdings Corporation is a bank holding company that has elected financial holding company status and was incorporated in the State of Delaware in 2009. The Company is headquartered in Greenwood Village, Colorado, and its primary operations are conducted through its wholly owned subsidiaries NBH Bank and BOJHT. NBH Bank is a Colorado state-chartered bank and a member of the Federal Reserve, and BOJHT is a Wyoming state-chartered bank and a member of the Federal Reserve. The Company provides a variety of banking products to both commercial and consumer clients through a network of over 100 banking centers, as of March 31, 2026, located primarily in Colorado, the greater Kansas City region, Texas, Utah, Wyoming, New Mexico, Idaho and Palm Beach, Florida, as well as through online and mobile banking products and services.

The accompanying interim unaudited consolidated financial statements serve to update the National Bank Holdings Corporation Annual Report on Form 10-K for the year ended December 31, 2025 and include the accounts of the Company and its wholly owned subsidiaries, NBH Bank, BOJHT and 2UniFi, LLC. The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP and, where applicable, with general practices in the banking industry or guidelines prescribed by bank regulatory agencies. However, they may not include all information and notes necessary to constitute a complete set of financial statements under GAAP applicable to annual periods and accordingly should be read in conjunction with the financial information contained in the Company’s most recent Form 10-K. The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results presented. All such adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications of prior years’ amounts are made whenever necessary to conform to current period presentation. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the full year or any other interim period. All amounts are in thousands, except share data, or as otherwise noted.

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

The Company’s significant accounting policies followed in the preparation of the unaudited consolidated financial statements are disclosed in note 2 of the audited financial statements and notes for the year ended December 31, 2025 and are contained in the Company’s Annual Report on Form 10-K. There have been no significant changes to the application of significant accounting policies since December 31, 2025, except for the following:

Acquisition activities—The Company accounts for business combinations under the acquisition method of accounting. Assets acquired and liabilities assumed are measured and recorded at fair value at the date of acquisition, including identifiable intangible assets. If the fair value of net assets acquired exceeds the fair value of consideration paid, a bargain purchase gain is recognized at the date of acquisition. Conversely, if the consideration paid exceeds the fair value of the net assets acquired, goodwill is recognized at the acquisition date. Fair values are subject to refinement for up to a maximum of one year after the closing date of an acquisition as information relative to closing date fair values becomes available. Adjustments recorded to the acquired assets and liabilities assumed are applied prospectively in accordance with ASC Topic 805. The determination of the fair value of loans acquired takes into account credit quality deterioration and probability of loss with an ACL established on Day 1 through a gross-up adjustment to the amortized cost basis of the loans.

Identifiable intangible assets are recognized separately if they arise from contractual or other legal rights or if they are separable (i.e., capable of being sold, transferred, licensed, rented, or exchanged separately from the entity). The depositor relationship related to deposit liabilities, the client relationship related to assets under management, acquired technology intangibles and the trade name intangible (known as the core deposit, client relationship, acquired technology intangible assets and trade name intangible, respectively) may be exchanged in observable exchange transactions. As a result, these intangible assets are considered identifiable, because the separability criterion has been met.

Note 2 Recent Accounting Pronouncements

The Company has not adopted any recent accounting pronouncements in addition to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, except for the following:

In November 2025, the FASB issued ASU 2025-08, Financial Instruments - Credit Losses (Topic 326): Purchased Loans. The update amends the guidance in ASC 326 on the accounting for certain purchased loans. Under the new guidance, the initial recognition of the ACL for purchased loans that meet the criteria to be deemed purchased seasoned loans is aligned with the treatment for PCD loans. Specifically, an ACL is established for the initial estimate of expected credit losses as of the acquisition date and recorded through a gross-up adjustment to the amortized cost basis of the loans. The Company elected to adopt ASU 2025-08 early, as permitted by the guidance, as of January 1, 2026. The update impacted purchase accounting entries related to loans from the Vista acquisition as described below in note 3.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Topic 350): Targeted Improvements to the Accounting for Internal-Use Software. The update eliminates the accounting consideration of software project development stages and enhances the guidance around the threshold for cost capitalization. The Company adopted ASU 2025-06 early as of January 1, 2026, using a prospective transition approach. The update did not have a material impact to the financial statements.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The update is related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC Topic 606. It allows all entities to elect a practical expedient that assumes current conditions as of the balance sheet date do not change for the remaining life of the asset. The update also allows for an accounting policy election, which is not applicable to public business entities. The Company adopted ASU 2025-05 as of January 1, 2026, on a prospective basis, and elected to use the practical expedient. The guidance did not have a material impact on the Company’s financial statements.

Note 3 Acquisition Activities

On January 7, 2026, the Company completed its acquisition of Vista Bancshares, Inc., the bank holding company of Texas-based Vista Bank. Pursuant to the merger agreement executed in September 2025, the Company paid $89.0 million of cash consideration and issued 7.3 million shares of the Company’s common stock in exchange for all of the outstanding common stock of Vista Bancshares, Inc. The transaction was valued at $377.7 million in the aggregate, based on the Company’s closing price of $39.51 on January 6, 2026. In addition, the Company held $45.0 million in debt of Vista that was effectively settled upon closing. The acquisition added 12 banking centers, including 11 within the Dallas/Ft. Worth, Austin and Lubbock regions of Texas and one banking center in Palm Beach, Florida. Acquisition-related costs of $14.3 million, pre-tax, were included in the Company’s consolidated statements of operations for the three months ended March 31, 2026. The financial results as of and for the three months ended March 31, 2026 include activity of the combined entity. The Company has made the determination of fair values using the best information available at the time; however, purchase accounting is not complete and the assumptions used are subject to change and, if changed, could have a material effect on the Company's financial position and results of operations.

The Company determined that this acquisition constitutes a business combination as defined in ASC Topic 805, Business Combinations. Accordingly, as of the date of the acquisition, the Company has recorded the assets acquired and liabilities assumed at fair value. The Company determined fair values in accordance with the guidance provided in ASC Topic 820, Fair Value Measurements and Disclosures. Fair value is established by discounting the expected future cash flows with a market discount rate for like maturities and risk instruments. The estimation of expected future cash flows, market conditions, other future events and actual results could differ materially from the original estimates. The determination of the fair values of fixed assets, loans, OREO and core deposit intangible involves a high degree of judgment and complexity.

The table below summarizes net assets acquired (at fair value) and consideration transferred in connection with the Vista acquisition. The fair value of the acquired assets and liabilities noted in the table may change during the provisional period, which may last up to twelve months subsequent to the acquisition date. The Company may obtain additional information to refine the valuation of the acquired assets and liabilities and adjust the recorded fair value.

January 7, 2026
Assets:
Cash and due from banks	$339,112
Investment securities available-for-sale	145,509
Other securities	10,397
Loans	1,907,944
Other real estate owned	6,548
Premises and equipment	21,306
Core deposit and trade name intangible	21,547
Other assets	50,156
Total assets acquired	$2,502,519

Liabilities:
Total deposits	$2,205,031
Other liabilities	23,420
Total liabilities assumed	$2,228,451

Identifiable net assets acquired	$274,068

Consideration:
NBHC common stock paid at January 7, 2026, closing price of $39.51	$288,659
Cash	89,038
Purchase price paid	377,697
Effective settlement of pre-existing debt (1)	45,000
Total	$422,697

Estimated goodwill created	$148,629

(1)	The Company held $45.0 million in debt of Vista. The debt was effectively settled.

In connection with the Vista acquisition, the Company recorded $148.6 million of goodwill. The amount of goodwill recorded reflects the expanded market presence, synergies and operational efficiencies that are expected to result from the acquisition. The following is a description of the methods used to determine the fair values of significant assets and liabilities presented above:

Cash and due from banks—The carrying amount of these assets was deemed a reasonable estimate of fair value based on the short-term nature of these assets.

Investment securities available-for-sale— The investment securities portfolio fair value was determined utilizing third-party pricing services.

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

Core deposit and other intangibles—The Company recorded a core deposit intangible asset of $20.5 million and a trade name intangible of $1.0 million. The core deposit intangible was valued utilizing a discounted cash flow methodology based upon assumptions regarding retained balances, such as account retention rate and growth rates, interest expense including maintenance costs, and alternative costs of funding. The discount rate applied is consistent to that applied to loans above. The trade name intangible was valued using the relief‑from‑royalty method, which estimates fair value based on projected revenues, an assumed market‑based royalty rate, and a discount rate applied to the resulting cash flows.

The core deposit intangible and trade name intangible will be amortized straight-line over ten years.

Deposits—By definition, the fair value of demand and saving deposits equals the amount payable. For time deposits acquired, the Company utilized an income approach, discounting the contractual cash flows on the instruments over their remaining contractual lives at prevailing market rates.

Accounting for acquired loans

The Company adopted ASU 2025-08 as of January 1, 2026, which impacted the accounting for acquired loans. The Company grouped acquired loans according to similar characteristics. Loans that reflected a more-than-insignificant deterioration of credit were categorized as purchased credit deteriorated loans, and all other loans were categorized as purchased seasoned loans. For both PSLs and PCD loans, the initial estimate of expected credit losses was included in the balance of loans with an offsetting amount recorded to the ACL as of the date of acquisition.

The following table provides a summary of loans purchased as part of the Vista acquisition as of the acquisition date:

	Unpaid principal balance	Allowance for credit loss at acquisition	Net premium/ (discount) on acquired loans	Fair value
Purchased seasoned loans	$1,897,010	$(21,323)	$(3,107)	$1,872,580
PCD Loans	50,142	(8,139)	(6,639)	35,364
Total acquired loans	$1,947,152	$(29,462)	$(9,746)	$1,907,944

Unaudited Pro forma information

The following unaudited pro forma information combines the historical results of Vista and the Company. The pro forma financial information does not include the potential impacts of possible business model changes, current market conditions, revenue enhancements, expense efficiencies, or other factors. If the Vista acquisition had been completed on January 1, 2025, pro forma total revenue for the Company would have been approximately $126.8 million and $137.9 million for the three months ended March 31, 2026 and 2025, respectively. Pro forma net income for the Company would have been approximately $31.8 million and $20.7 million for the three months ended March 31, 2026 and 2025, respectively. Pro forma basic and dilutive earnings per share for the Company would have been $0.71 and $0.70 for the three months ended March 31, 2026, respectively, and $0.45 and $0.45 for the three months ended March 31, 2025, respectively. For the three months ended March 31, 2026, the pro forma information reflects adjustments made to exclude acquisition-related expenses of the Company totaling $14.3 million. Adjustments also included estimated net accretion of loan and investment marks of $1.4 million and estimated amortization of acquired identifiable intangibles of $0.5 million for the three months ended March 31, 2025.

The unaudited pro forma information is theoretical in nature and not necessarily indicative of future consolidated results of operations of the Company or the consolidated results of operations which would have resulted had the Company acquired Vista during the periods presented.

Note 4 Investment Securities

The Company’s investment securities portfolio is comprised of available-for-sale and held-to-maturity investment securities. These investment securities totaled $1.4 billion at March 31, 2026 and included $0.6 billion of available-for-sale securities and $0.8 billion of held-to-maturity securities. During 2026, the Company acquired available-for-sale securities with a fair value of $145.5 million related to the acquisition of Vista. At December 31, 2025, investment securities totaled $1.2 billion and included $0.5 billion of available-for-sale securities and $0.7 billion of held-to-maturity securities.

Available-for-sale

Available-for-sale securities are summarized as follows as of the dates indicated:

	March 31, 2026
	Amortized	Gross	Gross
	cost	unrealized gains	unrealized losses	Fair value
U.S. Treasury securities	$53,341	$341	$(5)	$53,677
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	218,308	268	(17,605)	200,971
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	395,618	205	(45,555)	350,268
Other securities	251	—	—	251
Total investment securities available-for-sale	$667,518	$814	$(63,165)	$605,167

	December 31, 2025
	Amortized	Gross	Gross
	cost	unrealized gains	unrealized losses	Fair value
U.S. Treasury securities	$73,144	$1,082	$—	$74,226
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	173,308	1,248	(16,891)	157,665
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	338,768	563	(43,305)	296,026
Other securities	722	—	—	722
Total investment securities available-for-sale	$585,942	$2,893	$(60,196)	$528,639

During the three months ended March 31, 2026 and 2025, purchases of available-for-sale securities totaled $144.8 million and $142.2 million, respectively. Maturities and paydowns of available-for-sale securities during the three months ended March 31, 2026 and 2025 totaled $33.3 million and $48.4 million, respectively. During the three months ended March 31, 2026, the Company sold $176.9 million of available-for-sale securities, primarily related to Vista securities. There were no sales of available-for-sale securities during the three months ended March 31, 2025.

At March 31, 2026 and December 31, 2025, the Company’s available-for-sale investment portfolio was primarily comprised of U.S. Treasury securities and mortgage-backed securities. All mortgage-backed securities were backed by GSE collateral such as FHLMC and FNMA and the government-owned agency GNMA.

The tables below summarize the available-for-sale securities with unrealized losses, along with the length of time they have been in an unrealized loss position, as of the dates shown:

	March 31, 2026
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. Treasury securities	$4,909	$(5)	$—	$—	$4,909	$(5)
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	77,802	(675)	94,268	(16,930)	172,070	(17,605)
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	76,350	(556)	224,836	(44,999)	301,186	(45,555)
Total	$159,061	$(1,236)	$319,104	$(61,929)	$478,165	$(63,165)

	December 31, 2025
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	$—	$—	$96,937	$(16,891)	$96,937	$(16,891)
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	2,546	(5)	232,742	(43,300)	235,288	(43,305)
Total	$2,546	$(5)	$329,679	$(60,191)	$332,225	$(60,196)

Management regularly monitors the investment securities portfolio in its entirety and further evaluates all of the available-for-sale securities in an unrealized loss position at each reporting period. The portfolio included 89 securities, which were in an unrealized loss position at March 31, 2026, compared to 84 securities at December 31, 2025. The unrealized losses in the Company’s investment portfolio at March 31, 2026 were caused by changes in interest rates. The Company has no intention to sell these securities and believes it will not be required to sell the securities before the recovery of their amortized cost. Management believes that default of the available-for-sale securities is highly unlikely. FHLMC, FNMA and GNMA guaranteed mortgage-backed securities and U.S. Treasury securities have a long history of zero credit losses, an explicit guarantee by the U.S. government (although limited for FNMA and FHLMC securities) and yields that generally trade based on market views of prepayment and liquidity risk rather than credit risk.

Certain securities are pledged as collateral for public deposits, securities sold under agreements to repurchase and to secure borrowing capacity at the FRB, if needed. The fair value of available-for-sale investment securities pledged as collateral totaled $158.8 million and $102.4 million at March 31, 2026 and at December 31, 2025, respectively. The Company may also pledge available-for-sale investment securities as collateral for FHLB advances. No securities were pledged for this purpose at March 31, 2026 or December 31, 2025.

A summary of the available-for-sale securities by maturity is shown in the following table as of March 31, 2026. Mortgage-backed securities may have actual maturities that differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments and are therefore not included in the table below. The Company holds other available-for-sale securities with an amortized cost and fair value of $0.3 million as of March 31, 2026 that have no stated contractual maturity date.

	March 31, 2026
			Weighted
	Amortized cost	Fair value	average yield
U.S. Treasury securities
Within one year	$29,891	$30,031	4.23%
After one but within five years	23,450	23,646	4.30%
Total	$53,341	$53,677

As of March 31, 2026 and December 31, 2025, AIR from available-for-sale investment securities totaled $1.5 million and $1.9 million, respectively, and was included within other assets in the consolidated statements of financial condition.

Held-to-maturity

Held-to-maturity investment securities are summarized as follows as of the dates indicated:

	March 31, 2026
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
U.S. Treasury securities	$24,958	$—	$(28)	$24,930
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	244,697	315	(23,592)	221,420
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	487,695	959	(35,990)	452,664
Total investment securities held-to-maturity	$757,350	$1,274	$(59,610)	$699,014

	December 31, 2025
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
U.S. Treasury securities	$24,900	$—	$(49)	$24,851
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	236,535	666	(23,227)	213,974
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	390,297	2,310	(33,983)	358,624
Total investment securities held-to-maturity	$651,732	$2,976	$(57,259)	$597,449

During the three months ended March 31, 2026 and 2025, purchases of held-to-maturity securities totaled $137.9 million and $190.6 million, respectively. Maturities and paydowns of held-to-maturity securities totaled $32.8 million and $17.0 million during the three months ended March 31, 2026 and 2025, respectively.

The held-to-maturity portfolio included 99 securities which were in an unrealized loss position as of March 31, 2026, compared to 92 securities at December 31, 2025. The tables below summarize the held-to-maturity securities with unrealized losses as of the dates shown, along with the length of the impairment period:

	March 31, 2026
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. Treasury securities	$—	$—	$24,931	$(28)	$24,931	$(28)
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	26,946	(228)	158,774	(23,364)	185,720	(23,592)
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	128,248	(1,077)	139,367	(34,913)	267,615	(35,990)
Total	$155,194	$(1,305)	$323,072	$(58,305)	$478,266	$(59,610)

	December 31, 2025
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. Treasury securities	$—	$—	$24,850	$(49)	$24,850	$(49)
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	1,174	(1)	169,340	(23,226)	170,514	(23,227)
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	—	—	144,208	(33,983)	144,208	(33,983)
Total	$1,174	$(1)	$338,398	$(57,258)	$339,572	$(57,259)

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

The table below summarizes the credit quality indicators, by amortized cost, of held-to-maturity securities as of the dates shown:

	March 31, 2026	December 31, 2025
	AA+	AA+
U.S. Treasury securities	$24,958	$24,900
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	244,697	236,535
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	487,695	390,297
Total investment securities held-to-maturity	$757,350	$651,732

Certain securities are pledged as collateral for public deposits, securities sold under agreements to repurchase and to secure borrowing capacity at the FRB, if needed. The carrying value of held-to-maturity investment securities pledged as collateral totaled $586.7 million and $604.0 million at March 31, 2026 and December 31, 2025, respectively. The Company may also pledge held-to-maturity investment securities as collateral for FHLB advances. No held-to-maturity investment securities were pledged for this purpose at March 31, 2026 or December 31, 2025.

A summary of the held-to-maturity securities by maturity is shown in the following table as of March 31, 2026. Actual maturities of mortgage-backed securities may differ from scheduled maturities depending on the repayment characteristics and experience of the underlying financial instruments and are therefore not included in the table below.

	March 31, 2026
			Weighted
	Amortized cost	Fair value	average yield
U.S. Treasury securities
Within one year	$24,958	$24,930	3.10%

As of March 31, 2026 and December 31, 2025, AIR from held-to-maturity investment securities totaled $2.0 million and $1.4 million, respectively, and was included within other assets in the consolidated statements of financial condition.

Note 5 Other Securities

The carrying balances of other securities are summarized as follows as of the dates indicated:

	March 31, 2026	December 31, 2025
FRB, FHLB and correspondent bank stock	$35,479	$24,641
Convertible preferred stock	18,508	18,508
Equity method investments	36,103	32,426
Equity securities with readily determinable fair values	367	5,059
Total	$90,457	$80,634

Other securities included FRB stock, FHLB stock, correspondent bank stock, convertible preferred stock, equity method investments and equity securities with readily determinable fair values. During the three months ended March 31, 2026, purchases of other securities totaled $12.7 million, proceeds from maturities and paydowns of other securities totaled $2.2 million, and proceeds from sales totaled $10.4 million. During the three months ended March 31, 2025, purchases of other securities totaled $15.9 million, and proceeds from other securities totaled $15.7 million. Purchases consisted primarily of FHLB stock, and proceeds consisted primarily of sales of FHLB stock. Changes in the Company’s FHLB stock holdings directly correlate to FHLB line of credit advances and paydowns.

FRB, FHLB and correspondent bank stock

At March 31, 2026 and December 31, 2025, the Company held FRB, FHLB and correspondent bank stock for regulatory or debt facility purposes. These are restricted securities which, lacking a market, are carried at cost. There have been no identified events or changes in circumstances that may have an adverse effect on the FRB, FHLB and correspondent bank stock carried at cost.

Convertible preferred stock

Other securities include convertible preferred stock without a readily determinable fair value. During the three months ended March 31, 2026 and 2025, the Company had no purchases of convertible preferred stock.

Equity method investments

Other securities also include equity method investments totaling $36.1 million and $32.4 million at March 31, 2026 and December 31, 2025, respectively. Purchases of equity method investments during the three months ended March 31, 2026 and 2025 totaled $2.2 million and $0.5 million, respectively. During the three months ended March 31, 2026 and 2025, the Company recorded net unrealized gains totaling $0.1 million and net unrealized losses totaling $0.3 million, respectively, on equity method investments. These gains and losses were recorded in other non-interest income in the Company’s consolidated statements of operations. Carrying values of equity method investments without a readily determinable fair value are updated periodically and impairments may be taken to reflect a new basis. The Company recorded no impairment related to equity method investments without a readily determinable fair value for the three months ended March 31, 2026 or the year ended December 31, 2025.

Equity securities with readily determinable fair values

Equity securities with readily determinable fair values are generally traded on an exchange and market prices are readily available. Unrealized gains or losses on equity securities with readily determinable fair values are recognized in other non-interest income in the Company’s consolidated statements of operations. During the three months ended March 31, 2026 and 2025, the Company sold $4.6 million and zero, respectively, of equity securities with readily determinable fair values, resulting in a realized loss totaling $0.7 million in the first quarter of 2026. During the three months ended March 31, 2026 and 2025, the Company recorded $0.1 million and zero, respectively, of unrealized losses from equity securities with readily determinable fair values.

Note 6 Loans

The loan portfolio is comprised of loans originated by the Company and loans that were acquired in connection with the Company’s acquisitions. The tables below show the loan portfolio composition including carrying value by segment as of the dates shown. The carrying value of loans is net of discounts, fees, costs and fair value marks of $28.1 million and $21.7 million as of March 31, 2026 and December 31, 2025, respectively.

	March 31, 2026
	Total loans	% of total
Commercial	$5,576,747	58.0%
Commercial real estate non-owner occupied	2,539,522	26.4%
Residential real estate	1,480,573	15.4%
Consumer	14,644	0.2%
Total	$9,611,486	100.0%

	December 31, 2025
	Total loans	% of total
Commercial	$4,668,153	62.8%
Commercial real estate non-owner occupied	1,582,428	21.3%
Residential real estate	1,169,699	15.7%
Consumer	13,076	0.2%
Total	$7,433,356	100.0%

Information about delinquent and non-accrual loans is shown in the following tables at March 31, 2026 and December 31, 2025:

	March 31, 2026
		Greater
	30-89 days	than 90 days		Total past
	past due and	past due and	Non-accrual	due and
	accruing	accruing	loans	non-accrual	Current	Total loans
Commercial:
Commercial and industrial	$10,254	$12,390	$23,986	$46,630	$2,715,767	$2,762,397
Municipal and non-profit	—	—	—	—	1,291,024	1,291,024
Owner occupied commercial real estate	6,481	1,211	1,806	9,498	1,282,165	1,291,663
Food and agribusiness	223	10,392	—	10,615	221,048	231,663
Total commercial	16,958	23,993	25,792	66,743	5,510,004	5,576,747
Commercial real estate non-owner occupied:
Construction	2,075	—	1,578	3,653	266,345	269,998
Acquisition/development	—	—	317	317	189,226	189,543
Multifamily	—	—	—	—	320,271	320,271
Non-owner occupied	254	—	—	254	1,759,456	1,759,710
Total commercial real estate non-owner occupied	2,329	—	1,895	4,224	2,535,298	2,539,522
Residential real estate:
Senior lien	2,103	2,856	2,135	7,094	1,386,750	1,393,844
Junior lien	218	—	168	386	86,343	86,729
Total residential real estate	2,321	2,856	2,303	7,480	1,473,093	1,480,573
Consumer	16	9	—	25	14,619	14,644
Total loans	$21,624	$26,858	$29,990	$78,472	$9,533,014	$9,611,486

	March 31, 2026
	Non-accrual loans	Non-accrual loans
	with a related	with no related
	allowance for	allowance for	Non-accrual
	credit loss	credit loss	loans
Commercial:
Commercial and industrial	$11,679	$12,307	$23,986
Owner occupied commercial real estate	1,806	—	1,806
Total commercial	13,485	12,307	25,792
Commercial real estate non-owner occupied:
Construction	1,578	—	1,578
Acquisition/development	46	271	317
Total commercial real estate non-owner occupied	1,624	271	1,895
Residential real estate:
Senior lien	1,524	611	2,135
Junior lien	168	—	168
Total residential real estate	1,692	611	2,303
Total loans	$16,801	$13,189	$29,990

	December 31, 2025
		Greater
	30-89 days	than 90 days		Total past
	past due and	past due and	Non-accrual	due and
	accruing	accruing	loans	non-accrual	Current	Total loans
Commercial:
Commercial and industrial	$6,243	$4,716	$19,607	$30,566	$2,007,138	$2,037,704
Municipal and non-profit	—	—	—	—	1,273,761	1,273,761
Owner occupied commercial real estate	1,498	1,541	2,355	5,394	1,123,224	1,128,618
Food and agribusiness	2,868	6,184	—	9,052	219,018	228,070
Total commercial	10,609	12,441	21,962	45,012	4,623,141	4,668,153
Commercial real estate non-owner occupied:
Construction	—	—	—	—	188,992	188,992
Acquisition/development	—	867	331	1,198	51,289	52,487
Multifamily	—	—	—	—	298,497	298,497
Non-owner occupied	154	—	—	154	1,042,298	1,042,452
Total commercial real estate non-owner occupied	154	867	331	1,352	1,581,076	1,582,428
Residential real estate:
Senior lien	1,027	2,100	2,332	5,459	1,082,248	1,087,707
Junior lien	123	—	249	372	81,620	81,992
Total residential real estate	1,150	2,100	2,581	5,831	1,163,868	1,169,699
Consumer	48	9	38	95	12,981	13,076
Total loans	$11,961	$15,417	$24,912	$52,290	$7,381,066	$7,433,356

	December 31, 2025
	Non-accrual loans	Non-accrual loans
	with a related	with no related
	allowance for	allowance for	Non-accrual
	credit loss	credit loss	loans
Commercial:
Commercial and industrial	$13,738	$5,869	$19,607
Owner occupied commercial real estate	2,355	—	2,355
Total commercial	16,093	5,869	21,962
Commercial real estate non-owner occupied:
Acquisition/development	47	284	331
Total commercial real estate non-owner occupied	47	284	331
Residential real estate:
Senior lien	1,715	617	2,332
Junior lien	249	—	249
Total residential real estate	1,964	617	2,581
Consumer	38	—	38
Total loans	$18,142	$6,770	$24,912

Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. Loans to borrowers experiencing financial difficulties may be modified. Modified loans are discussed in more detail below. There was no interest income recognized from non-accrual loans during the three months ended March 31, 2026 or 2025.

The Company’s internal risk rating system uses a series of grades, which reflect our assessment of the credit quality of loans based on an analysis of the borrower’s financial condition, liquidity and ability to meet contractual debt service requirements and are categorized as “Pass,” “Special mention,” “Substandard” and “Doubtful.” For a description of the general characteristics of the risk grades, refer to note 2 Summary of Significant Accounting Policies in our audited consolidated financial statements in our 2025 Annual Report on Form 10-K.

The amortized cost basis and current period gross charge-offs for all loans as determined by the Company’s internal risk rating system and year of origination are shown in the following tables as of and for the three months ended March 31, 2026 and the year ended December 31, 2025:

	March 31, 2026
							Revolving	Revolving
							loans	loans
	Origination year						amortized	converted
	2026	2025	2024	2023	2022	Prior	cost basis	to term	Total
Commercial:
Commercial and industrial:
Pass	$219,264	$622,399	$503,722	$155,286	$227,469	$250,203	$642,724	$586	$2,621,653
Special mention	—	11,482	4,699	27,919	13,376	4,422	15,621	(1)	77,518
Substandard	—	805	4,839	14,833	2,953	11,299	20,028	1,292	56,049
Doubtful	—	4,000	750	1,231	454	742	—	—	7,177
Total commercial and industrial	219,264	638,686	514,010	199,269	244,252	266,666	678,373	1,877	2,762,397
Gross charge-offs: Commercial and industrial	—	—	—	2,525	62	4,722	—	—	7,309
Municipal and non-profit:
Pass	42,299	260,834	108,631	127,848	133,277	581,504	36,631	—	1,291,024
Total municipal and non-profit	42,299	260,834	108,631	127,848	133,277	581,504	36,631	—	1,291,024
Owner occupied commercial real estate:
Pass	38,905	191,595	179,063	134,088	251,359	400,864	27,593	72	1,223,539
Special mention	—	1,946	6,361	2,546	6,186	23,468	—	—	40,507
Substandard	—	—	650	1,939	6,428	13,632	2,659	—	25,308
Doubtful	—	—	—	250	121	1,713	225	—	2,309
Total owner occupied commercial real estate	38,905	193,541	186,074	138,823	264,094	439,677	30,477	72	1,291,663
Gross charge-offs: Owner occupied commercial real estate	—	—	—	—	142	—	—	—	142
Food and agribusiness:
Pass	290	1,609	14,735	15,561	63,955	25,738	83,663	103	205,654
Special mention	—	—	5,631	—	9,866	16	298	—	15,811
Substandard	—	—	—	—	—	10,198	—	—	10,198
Total food and agribusiness	290	1,609	20,366	15,561	73,821	35,952	83,961	103	231,663
Total commercial	300,758	1,094,670	829,081	481,501	715,444	1,323,799	829,442	2,052	5,576,747
Gross charge-offs: Commercial	—	—	—	2,525	204	4,722	—	—	7,451
Commercial real estate non-owner occupied:
Construction:
Pass	16,188	61,021	87,993	19,426	19,858	22,001	20,606	14,901	261,994
Substandard	—	118	—	—	5,671	1,345	—	—	7,134
Doubtful	—	18	—	—	620	232	—	—	870
Total construction	16,188	61,157	87,993	19,426	26,149	23,578	20,606	14,901	269,998
Acquisition/development:
Pass	16,095	32,513	68,820	4,076	24,236	13,442	7,504	—	166,686
Special mention	—	—	1,974	9,872	7,267	—	—	—	19,113
Substandard	—	—	—	2,614	—	317	—	—	2,931
Doubtful	—	—	249	564	—	—	—	—	813
Total acquisition/development	16,095	32,513	71,043	17,126	31,503	13,759	7,504	—	189,543
Multifamily:
Pass	—	37,667	1,307	32,753	161,728	74,047	—	—	307,502
Special mention	—	—	—	—	4,464	—	—	—	4,464
Substandard	—	—	—	—	8,305	—	—	—	8,305
Total multifamily	—	37,667	1,307	32,753	174,497	74,047	—	—	320,271
Non-owner occupied:
Pass	188,338	174,305	222,225	192,960	313,470	617,999	30,902	2,480	1,742,679
Special mention	—	—	696	—	7,255	174	—	—	8,125
Substandard	—	—	—	—	2,052	3,949	—	—	6,001
Doubtful	—	—	—	—	2,352	553	—	—	2,905
Total non-owner occupied	188,338	174,305	222,921	192,960	325,129	622,675	30,902	2,480	1,759,710
Total commercial real estate non-owner occupied	220,621	305,642	383,264	262,265	557,278	734,059	59,012	17,381	2,539,522
Residential real estate:
Senior lien:
Pass	62,252	236,047	115,800	63,624	373,787	502,382	32,072	261	1,386,225
Special mention	—	—	—	—	—	537	—	—	537
Substandard	59	—	2,113	734	1,699	2,117	—	—	6,722
Doubtful	—	—	254	—	106	—	—	—	360
Total senior lien	62,311	236,047	118,167	64,358	375,592	505,036	32,072	261	1,393,844
Gross charge-offs: Senior lien	—	—	—	—	—	52	—	—	52
Junior lien:
Pass	5,314	2,472	1,729	2,932	3,724	5,931	62,961	1,212	86,275
Special mention	—	—	—	—	—	27	—	—	27
Substandard	—	—	—	—	86	179	162	—	427
Total junior lien	5,314	2,472	1,729	2,932	3,810	6,137	63,123	1,212	86,729
Total residential real estate	67,625	238,519	119,896	67,290	379,402	511,173	95,195	1,473	1,480,573
Gross charge-offs: Residential real estate	—	—	—	—	—	52	—	—	52
Consumer:
Pass	2,012	3,191	1,658	1,043	512	463	5,726	21	14,626
Substandard	—	9	9	—	—	—	—	—	18
Total consumer	2,012	3,200	1,667	1,043	512	463	5,726	21	14,644
Gross charge-offs: Consumer	196	—	—	12	—	46	—	—	254
Total loans	$591,016	$1,642,031	$1,333,908	$812,099	$1,652,636	$2,569,494	$989,375	$20,927	$9,611,486
Gross charge-offs: Total loans	$196	$—	$—	$2,537	$204	$4,820	$—	$—	$7,757

	December 31, 2025
							Revolving	Revolving
							loans	loans
	Origination year						amortized	converted
	2025	2024	2023	2022	2021	Prior	cost basis	to term	Total
Commercial:
Commercial and industrial:
Pass	$448,020	$367,280	$116,168	$228,648	$149,829	$105,169	$427,465	$36,042	$1,878,621
Special mention	12,367	794	33,712	7,835	1,311	3,338	15,938	2,376	77,671
Substandard	1	8,765	17,661	3,084	19,043	3,108	21,665	682	74,009
Doubtful	4,000	291	2,079	387	—	646	—	—	7,403
Total commercial and industrial	464,388	377,130	169,620	239,954	170,183	112,261	465,068	39,100	2,037,704
Gross charge-offs: Commercial and industrial	933	3,042	14,062	366	2,504	1,094	—	—	22,001
Municipal and non-profit:
Pass	268,314	114,545	128,619	133,664	208,117	385,561	34,941	—	1,273,761
Total municipal and non-profit	268,314	114,545	128,619	133,664	208,117	385,561	34,941	—	1,273,761
Owner occupied commercial real estate:
Pass	140,118	213,072	113,393	192,107	124,070	242,553	15,572	1,117	1,042,002
Special mention	—	2,955	1,664	7,387	6,906	22,164	850	—	41,926
Substandard	—	12,227	9,509	8,135	8,874	5,290	—	—	44,035
Doubtful	—	—	—	239	—	416	—	—	655
Total owner occupied commercial real estate	140,118	228,254	124,566	207,868	139,850	270,423	16,422	1,117	1,128,618
Gross charge-offs: Owner occupied commercial real estate	—	—	2,266	1,480	—	303	—	—	4,049
Food and agribusiness:
Pass	630	13,377	8,500	61,432	6,063	18,866	101,022	4,072	213,962
Special mention	—	—	—	3,659	—	4,407	—	—	8,066
Substandard	—	—	—	83	867	5,092	—	—	6,042
Total food and agribusiness	630	13,377	8,500	65,174	6,930	28,365	101,022	4,072	228,070
Gross charge-offs: Food and agribusiness	—	—	24	—	—	—	—	—	24
Total commercial	873,450	733,306	431,305	646,660	525,080	796,610	617,453	44,289	4,668,153
Gross charge-offs: Commercial	933	3,042	16,352	1,846	2,504	1,397	—	—	26,074
Commercial real estate non-owner occupied:
Construction:
Pass	18,338	85,198	8,900	42,629	—	880	33,047	—	188,992
Total construction	18,338	85,198	8,900	42,629	—	880	33,047	—	188,992
Acquisition/development:
Pass	4,483	16,627	435	20,076	1,923	8,072	540	—	52,156
Substandard	—	—	—	—	—	331	—	—	331
Total acquisition/development	4,483	16,627	435	20,076	1,923	8,403	540	—	52,487
Multifamily:
Pass	11,500	1,320	37,107	146,730	23,501	65,554	—	—	285,712
Special mention	—	—	—	4,482	—	—	—	—	4,482
Substandard	—	—	—	8,303	—	—	—	—	8,303
Total multifamily	11,500	1,320	37,107	159,515	23,501	65,554	—	—	298,497
Non-owner occupied:
Pass	61,931	48,296	140,934	238,047	154,937	340,290	22,351	—	1,006,786
Special mention	4,700	—	—	—	—	179	—	—	4,879
Substandard	—	—	—	3,000	—	27,787	—	—	30,787
Total non-owner occupied	66,631	48,296	140,934	241,047	154,937	368,256	22,351	—	1,042,452
Gross charge-offs: Non-owner occupied	—	—	—	—	1,467	—	—	—	1,467
Total commercial real estate non-owner occupied	100,952	151,441	187,376	463,267	180,361	443,093	55,938	—	1,582,428
Gross charge-offs: Commercial real estate non-owner occupied	—	—	—	—	1,467	—	—	—	1,467
Residential real estate:
Senior lien:
Pass	118,410	55,172	46,936	364,528	250,897	225,011	21,622	4	1,082,580
Special mention	—	—	—	—	—	11	—	—	11
Substandard	—	5	737	1,996	442	1,896	—	—	5,076
Doubtful	—	—	—	40	—	—	—	—	40
Total senior lien	118,410	55,177	47,673	366,564	251,339	226,918	21,622	4	1,087,707
Gross charge-offs: Senior lien	—	26	—	145	1	1	—	—	173
Junior lien:
Pass	2,778	5,871	3,110	3,837	876	5,264	59,651	68	81,455
Special mention	—	—	—	—	—	27	—	—	27
Substandard	—	—	—	87	—	259	164	—	510
Total junior lien	2,778	5,871	3,110	3,924	876	5,550	59,815	68	81,992
Total residential real estate	121,188	61,048	50,783	370,488	252,215	232,468	81,437	72	1,169,699
Gross charge-offs: Residential real estate	—	26	—	145	1	1	—	—	173
Consumer:
Pass	4,157	1,812	1,007	553	347	312	4,794	37	13,019
Substandard	10	9	—	—	—	38	—	—	57
Total consumer	4,167	1,821	1,007	553	347	350	4,794	37	13,076
Gross charge-offs: Consumer	715	11	1	—	—	20	—	—	747
Total loans	$1,099,757	$947,616	$670,471	$1,480,968	$958,003	$1,472,521	$759,622	$44,398	$7,433,356
Gross charge-offs: Total loans	$1,648	$3,079	$16,353	$1,991	$3,972	$1,418	$—	$—	$28,461

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

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. Management individually evaluates collateral-dependent loans with an amortized cost basis of $250 thousand or more and includes collateral-dependent loans less than $250 thousand within the general allowance population. The amortized cost basis of collateral-dependent loans over $250 thousand was as follows at March 31, 2026 and December 31, 2025:

	March 31, 2026
			Total amortized
	Real property	Business assets	cost basis
Commercial:
Commercial and industrial	$10,447	$15,737	$26,184
Owner occupied commercial real estate	4,843	1,086	5,929
Total commercial	15,290	16,823	32,113
Commercial real estate non-owner occupied:
Acquisition/development	5,401	—	5,401
Non-owner occupied	6,907	978	7,885
Total commercial real estate non-owner occupied	12,308	978	13,286
Residential real estate:
Senior lien	3,748	—	3,748
Total residential real estate	3,748	—	3,748
Total loans	$31,346	$17,801	$49,147

	December 31, 2025
			Total amortized
	Real property	Business assets	cost basis
Commercial:
Commercial and industrial	$3,095	$18,453	$21,548
Owner occupied commercial real estate	4,563	1,052	5,615
Total commercial	7,658	19,505	27,163
Residential real estate:
Senior lien	1,030	—	1,030
Total residential real estate	1,030	—	1,030
Total loans	$8,688	$19,505	$28,193

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

The following schedules present, by loan class, the amortized cost basis for loans to borrowers experiencing financial difficulty that remain outstanding and were modified during the periods presented:

	As of and for the three months ended March 31, 2026
	Term Extension
	Amortized	% of loan
	cost basis	class
Residential real estate:
Senior lien	59	0.0%
Total loans	$59	0.0%

	As of and for the three months ended March 31, 2025
	Payment Delay
	Amortized	% of loan
	cost basis	class
Commercial:
Commercial and industrial	$3,526	0.2%
Owner occupied commercial real estate	2,195	0.2%
Total commercial	5,721	0.1%
Total loans	$5,721	0.1%

The following schedules present, by loan class, the payment status of loans that have been modified in the last twelve months as of the dates presented on an amortized cost basis:

	March 31, 2026
	Current	30-89 days past due	90+ days past due	Non-accrual
Commercial:
Commercial and industrial	$5,576	$1,934	$382	$4,436
Total commercial	5,576	1,934	382	4,436
Commercial real estate non-owner occupied:
Acquisition/development	—	—	—	271
Non-owner occupied	31,239	—	—	—
Total commercial real estate non-owner occupied	31,239	—	—	271
Residential real estate:
Senior lien	59	—	—	—
Total residential real estate	59	—	—	—
Total loans	$36,874	$1,934	$382	$4,707

	March 31, 2025
	Current	30-89 days past due	90+ days past due	Non-accrual
Commercial:
Commercial and industrial	$5,014	$7,454	$—	$1,602
Owner occupied commercial real estate	2,195	—	—	—
Total commercial	7,209	7,454	—	1,602
Commercial real estate non-owner occupied:
Non-owner occupied	158	—	—	—
Total commercial real estate non-owner occupied	158	—	—	—
Residential real estate:
Senior lien	20	—	—	—
Junior lien	—	—	—	42
Total residential real estate	20	—	—	42
Total loans	$7,387	$7,454	$—	$1,644

Accrual of interest is resumed on loans that were previously on non-accrual only after the loan has performed sufficiently for a period of time. During the three months ended March 31, 2026, the Company had six modified loans with an amortized cost totaling $3.6 million that were modified within the past 12 months, primarily utilizing payment delays with one loan utilizing a term extension, that defaulted on their modified terms. During the three months ended March 31, 2025, the Company had one modified loan with an amortized cost totaling $1.6 million that was modified within the past 12 months, utilizing a payment delay, that defaulted on its modified terms. For purposes of this disclosure, the Company considers “default” to mean 90 days or more past due on principal or interest. The allowance for credit losses related to modified loans on non-accrual status is determined by individual evaluation, including collateral adequacy, using the same process as loans on non-accrual status which are not classified as modified loans.

The following schedules present the financial effect of the modifications made to borrowers experiencing financial difficulty as of and for the periods indicated:

As of and for the three months ended March 31, 2026
Financial Effect
Term Extension
Residential real estate:
Senior lien	Extended a weighted average of 10.9 years to the life of loans

As of and for the three months ended March 31, 2025
Financial Effect
Payment Delay
Commercial:
Commercial and industrial	Delayed payments for a weighted average of 0.4 years
Owner occupied commercial real estate	Delayed payments for a weighted average of 0.3 years

Note 7 Allowance for Credit Losses

The tables below detail the Company’s allowance for credit losses as of the dates shown:

	Three months ended March 31, 2026
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$47,482	$23,076	$16,597	$260	$87,415
Allowance for credit loss at acquisition	10,172	15,065	4,208	17	29,462
Charge-offs	(7,451)	—	(52)	(254)	(7,757)
Recoveries	13	—	2	42	57
Provision expense (release) for credit losses on loans	5,153	(111)	(963)	221	4,300
Ending balance	$55,369	$38,030	$19,792	$286	$113,477

	Three months ended March 31, 2025
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$48,552	$26,136	$19,426	$341	$94,455
Charge-offs	(13,569)	(1,467)	—	(215)	(15,251)
Recoveries	56	17	28	37	138
Provision expense (release) for credit losses on loans	13,019	(1,192)	(1,147)	170	10,850
Ending balance	$48,058	$23,494	$18,307	$333	$90,192

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

At March 31, 2026 and December 31, 2025, the allowance for credit losses totaled $113.5 million and $87.4 million, respectively. As a result of the Vista acquisition, we recorded $29.5 million of allowance for credit losses for the loans acquired. The remaining increase during the three months ended March 31, 2026, excluding net charge-offs, was driven by loan growth. During the three months ended March 31, 2026, the Company recorded provision expense for credit losses totaling $4.0 million, including $4.3 million provision expense for funded loans and $0.3 million of provision release for unfunded loan commitments. During the three months ended March 31, 2025, the Company recorded provision expense for credit losses totaling $10.2 million, which included $10.9 million of provision expense for funded loans and $0.7 million of provision release for unfunded loan commitments. Net charge-offs on loans during the three months ended March 31, 2026 and 2025 totaled $7.7 million and $15.1 million, respectively.

The Company has elected to exclude AIR from the allowance for credit losses calculation. As of March 31, 2026 and December 31, 2025, AIR from loans totaled $51.9 million and $38.3 million, respectively.

Note 8 Goodwill and Intangible Assets

Goodwill and other intangible assets

In connection with our acquisitions, the Company’s goodwill was $454.7 million as of March 31, 2026. The Vista acquisition added $148.6 million of goodwill as of March 31, 2026. Goodwill is measured as the excess of the fair value of consideration paid over the fair value of net assets acquired. No goodwill impairment was recorded during the three months ended March 31, 2026 or the year ended December 31, 2025.

The gross carrying amounts of other intangible assets and the associated accumulated amortization at March 31, 2026 and December 31, 2025, are presented as follows:

	March 31, 2026			December 31, 2025
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
Core deposit intangible	$112,113	$(62,584)	$49,529	$91,566	$(60,739)	$30,827
Customer relationship intangible	17,000	(6,539)	10,461	17,000	(6,059)	10,941
Acquired technology intangible	2,300	(1,265)	1,035	2,300	(1,150)	1,150
Trade name intangible	1,000	(25)	975	—	—	—
Total	$132,413	$(70,413)	$62,000	$110,866	$(67,948)	$42,918

The Vista acquisition added a core deposit intangible totaling $20.5 million and a trade name intangible totaling $1.0 million as of March 31, 2026.

The Company is amortizing intangibles from acquisitions over a weighted average period of 9.9 years from the date of the respective acquisitions. The core deposit, customer relationship and trade name intangibles are being amortized over a weighted average period of 10 years, the acquired technology intangible is being amortized over a weighted average period of five years. The Company recognized other intangible assets amortization expense of $2.5 million and $2.0 million during the three months ended March 31, 2026 and 2025, respectively.

The following table shows the estimated future amortization expense during the next five years for other intangible assets as of the periods presented:

Years ending December 31,	Amount
For the nine months ending December 31, 2026	$7,317
2027	9,697
2028	8,297
2029	7,945
2030	7,823

Servicing Rights

Mortgage servicing rights

MSRs represent rights to service loans originated by the Company and sold to GSEs including FHLMC, FNMA, GNMA and FHLB and are included in other assets in the consolidated statements of financial condition. Mortgage loans serviced for others were $0.3 billion and $0.3 billion at March 31, 2026 and 2025, respectively.

Below are the changes in the MSRs for the periods presented:

	For the three months ended March 31,
	2026	2025
Beginning balance	$2,841	$4,835
Originations	92	62
Sales	—	(1,811)
Amortization	(104)	(132)
Ending balance	2,829	2,954
Fair value of mortgage servicing rights	$4,386	$4,457

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

The fair value of MSRs was determined based upon a discounted cash flow analysis. The cash flow analysis included assumptions for discount rates and prepayment speeds. The discount rate ranged from 9.5% to 10.0% and the constant prepayment speed ranged from 6.4% to 11.0% for the March 31, 2026 valuation. The discount rate ranged from 10.0% to 10.5%, and the constant prepayment speed ranged from 6.3% to 12.4% for the March 31, 2025 valuation. Included in mortgage banking income in the consolidated statements of operations was servicing income of $0.2 million and $0.9 million for the three months ended March 31, 2026 and 2025, respectively.

MSRs are evaluated and impairment is recognized to the extent fair value is less than the carrying amount. The Company evaluates impairment by stratifying MSRs based on the predominant risk characteristics of the underlying loans, including loan type and loan term. There was no impairment of MSRs during the three months ended March 31, 2026 or 2025. The Company is amortizing the MSRs in proportion to and over the period of the estimated net servicing income of the underlying loans.

The following table shows the estimated future amortization expense during the next five years for the MSRs as of the periods presented:

Years ending December 31,	Amount
For the nine months ending December 31, 2026	$251
2027	305
2028	269
2029	237
2030	209

SBA servicing asset

The SBA servicing asset represents the value associated with servicing small business real estate loans that have been sold to outside investors with servicing retained. The SBA servicing asset is evaluated and impairment is recognized to the extent fair value is less than the carrying amount. The Company evaluates impairment by stratifying the SBA servicing asset based on the predominant risk characteristics of the underlying loans, including loan type and loan term. The Company is amortizing the SBA servicing asset in proportion to and over the period of the estimated net servicing income of the underlying loans. The Company serviced $127.6 million and $125.5 million of SBA loans that have been sold into the secondary market as of March 31, 2026 and December 31, 2025, respectively. The Company recognized SBA servicing asset fee income totaling $0.2 million for both the three months ended March 31, 2026 and 2025.

Below are the changes in the SBA servicing asset for the periods presented:

	For the three months ended March 31,
	2026	2025
Beginning balance	$2,578	$2,862
Originations	90	42
Disposals	(59)	(68)
Recovery	4	90
Amortization	(67)	(149)
Ending balance	2,546	2,777
Fair value of SBA servicing asset	$2,546	$2,777

The Company uses assumptions and estimates in determining the fair value of SBA loan servicing rights. These assumptions include prepayment speeds, discount rates, and other assumptions. The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge. For the three months ended March 31, 2026 and 2025, the key assumptions used to determine the fair value of the Company’s SBA servicing asset included weighted average lifetime constant prepayment rates equal to 16.0% and 15.7%, respectively, and weighted average discount rates equal to 10.4% and 9.3%, respectively.

The following table shows the estimated future amortization expense during the next five years for the SBA servicing asset as of the periods presented:

Years ending December 31,	Amount
For the nine months ending December 31, 2026	$229
2027	278
2028	245
2029	215
2030	190

Note 9 Borrowings

Borrowings consist of securities sold under agreements to repurchase, FHLB advances and long-term debt.

Securities sold under agreements to repurchase

The Company enters into repurchase agreements to facilitate the needs of its clients. As of March 31, 2026 and December 31, 2025, the Company sold securities under agreements to repurchase totaling $17.0 million and $17.4 million, respectively. The Company pledged mortgage-backed securities with a fair value of approximately $26.7 million and $28.5 million as of March 31, 2026 and December 31, 2025, respectively, for these agreements. The Company monitors collateral levels on a continuous basis and may be required to provide additional collateral based on the fair value of the underlying securities. As of March 31, 2026 and December 31, 2025, the Company had $9.7 million and $11.1 million, respectively, of excess collateral pledged for repurchase agreements.

Federal Home Loan Bank advances

As a member of the FHLB, the Banks have access to a line of credit and term financing from the FHLB with total available credit of $2.0 billion at March 31, 2026. The Company may utilize the FHLB line of credit as a funding mechanism for originated loans and loans held for sale. At March 31, 2026 and December 31, 2025, NBH Bank had no outstanding borrowings from the FHLB. The Banks may pledge investment securities and loans as collateral for FHLB advances. There were no investment securities pledged for FHLB advances at March 31, 2026 or December 31, 2025. Loans pledged were $3.6 billion and $2.4 billion at March 31, 2026 and December 31, 2025, respectively. The Company incurred $0.1 million and $1.1 million of interest expense related to FHLB advances and other short-term borrowings for the three months ended March 31, 2026 and 2025, respectively.

In connection with the acquisition, the Company paid off Vista’s FHLB term loan during the three months ended March 31, 2026, which incurred a prepayment penalty totaling $0.1 million, included in interest on borrowings in the consolidated statements of operations.

Long-term debt

During February 2026, the Company closed a public offering of fixed-to-floating rate subordinated notes totaling $150.0 million. The balance on the notes at March 31, 2026, net of long-term debt issuance costs of $2.7 million, totaled $147.3 million. During the three months ended March 31, 2026, interest expense totaling $1.2 million was recorded in the consolidated statements of operations. From the issue date to February 15, 2031, or the date of earlier redemption, the Company will pay interest on the notes semi-annually in arrears on February 15 and August 15 of each year, commencing on August 15, 2026, at a fixed annual interest rate equal to 5.875%. From February 15, 2031 to the maturity date, or the date of earlier redemption, the floating interest rate per annum will be equal to the three-month term SOFR plus a spread of 241 basis points, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, commencing on May 15, 2031. The notes will mature on February 15, 2036. The Company may, at its option, redeem the notes in whole or in part beginning with the interest payment date of February 15, 2031 and on any interest payment date thereafter. The Company deployed the net proceeds from the sale of the notes for general corporate purposes.

The Company also holds a fixed-to-floating rate note totaling $40.0 million. The balance on the note at March 31, 2026 and December 31, 2025, net of long-term debt issuance costs totaling $0.1 million, totaled $40.0 million. During the three months ended March 31, 2026 and 2025, interest expense totaling $0.3 million was recorded in the consolidated statements of operations. The note is subordinated, unsecured and matures on November 15, 2031. Payments consist of interest only. Interest expense on the note is payable semi-annually in arrears and will bear interest at 3.00% per annum until November 15, 2026 (or any earlier redemption date). From November 15, 2026 until November 15, 2031 (or any earlier redemption date) payments will be made quarterly in arrears, and the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month term SOFR plus 203 basis points. The Company deployed the net proceeds from the sale of the note for general corporate purposes. Prior to November 5, 2026, the Company may redeem the note only under certain limited circumstances. Beginning on November 5, 2026 through maturity, the note may be redeemed, at the Company’s option, on any scheduled interest payment date. Any redemption by the Company would be at a redemption price equal to 100% of the principal amount of the note being redeemed, together with any accrued and unpaid interest on the note being redeemed up to but excluding the date of redemption. The note is not subject to redemption at the option of the holder.

As part of the acquisition of BOJH on October 1, 2022, the Company assumed three subordinated fixed-to-floating rate notes totaling $15.0 million. The balance on the notes at March 31, 2026 and December 31, 2025, net of the fair value adjustment from the acquisition, totaled $15.0 million. Interest expense related to the notes totaling $0.1 million was recorded in the consolidated statements of operations during the three months ended March 31, 2026 and 2025. The three notes, containing similar terms, are subordinated, unsecured and mature on June 15, 2031. Payments consist of interest only. Interest expense on the notes is payable semi-annually in arrears and will bear interest at 3.75% per annum until June 15, 2026 (or any earlier redemption date). From June 15, 2026 until June 15, 2031 (or any earlier redemption date) payments will be made quarterly in arrears, and the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month term SOFR plus 306 basis points. Prior to June 15, 2026, the Company may redeem the notes only under certain limited circumstances. Beginning on June 15, 2026 through maturity, the notes may be redeemed, at the Company’s option, on any scheduled interest payment date. Any redemption by the Company would be at a redemption price equal to 100% of the principal amount of the notes being redeemed, together with any accrued and unpaid interest on the notes being redeemed up to but excluding the date of redemption. The notes are not subject to redemption at the option of the holder.

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

Under the Basel III requirements, at March 31, 2026 and December 31, 2025, the Company and the Banks met all capital requirements, including the capital conservation buffer of 2.5%. The Company and the Banks had regulatory capital ratios in excess of the levels established for well-capitalized institutions, as detailed in the tables below:

	March 31, 2026
			Required to be		Required to be
			well capitalized under		considered
			prompt corrective		adequately
	Actual		action provisions		capitalized(1)
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio:
Consolidated	10.4%	$1,222,565	N/A	N/A	4.0%	$468,102
NBH Bank	10.2%	1,186,624	5.0%	$583,205	4.0%	466,564
Bank of Jackson Hole Trust	34.6%	13,291	5.0%	1,922	4.0%	1,538
Common equity tier 1 risk based capital:
Consolidated	12.5%	$1,222,565	N/A	N/A	7.0%	$684,036
NBH Bank	12.2%	1,186,624	6.5%	$632,032	7.0%	680,650
Bank of Jackson Hole Trust	129.7%	13,291	6.5%	666	7.0%	718
Tier 1 risk based capital ratio:
Consolidated	12.5%	$1,222,565	N/A	N/A	8.5%	$830,615
NBH Bank	12.2%	1,186,624	8.0%	$777,886	8.5%	826,504
Bank of Jackson Hole Trust	129.7%	13,291	8.0%	820	8.5%	871
Total risk based capital ratio:
Consolidated	15.8%	$1,542,004	N/A	N/A	10.5%	$1,026,054
NBH Bank	13.4%	1,301,078	10.0%	$972,357	10.5%	1,020,975
Bank of Jackson Hole Trust	129.9%	13,320	10.0%	1,025	10.5%	1,076

(1)	Includes the capital conservation buffer of 2.5%.

	December 31, 2025
			Required to be		Required to be
			well capitalized under		considered
			prompt corrective		adequately
	Actual		action provisions		capitalized(1)
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio:
Consolidated	11.6%	$1,101,481	N/A	N/A	4.0%	$381,030
NBH Bank	10.2%	963,497	5.0%	$474,353	4.0%	379,483
Bank of Jackson Hole Trust	34.2%	13,219	5.0%	1,934	4.0%	1,548
Common equity tier 1 risk based capital:
Consolidated	14.9%	$1,101,481	N/A	N/A	7.0%	$517,822
NBH Bank	13.1%	963,497	6.5%	$477,845	7.0%	514,602
Bank of Jackson Hole Trust	79.3%	13,219	6.5%	1,083	7.0%	1,167
Tier 1 risk based capital ratio:
Consolidated	14.9%	$1,101,481	N/A	N/A	8.5%	$628,784
NBH Bank	13.1%	963,497	8.0%	$588,117	8.5%	624,874
Bank of Jackson Hole Trust	79.3%	13,219	8.0%	1,333	8.5%	1,417
Total risk based capital ratio:
Consolidated	16.8%	$1,244,572	N/A	N/A	10.5%	$776,733
NBH Bank	14.3%	1,051,838	10.0%	$735,146	10.5%	771,904
Bank of Jackson Hole Trust	79.5%	13,250	10.0%	1,667	10.5%	1,750

(1)	Includes the capital conservation buffer of 2.5%.

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

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, and non-interest expense in-scope of Topic 606 for the three months ended March 31, 2026 and 2025:

	For the three months ended March 31,
	2026	2025
Non-interest income
In-scope of Topic 606:
Service charges and other account-related fees	$5,232	$5,232
Bank card fees	4,334	4,194
Other non-interest income	1,791	1,396
Non-interest income (in-scope of Topic 606)	11,357	10,822
Non-interest income (out-of-scope of Topic 606)	6,622	4,554
Total non-interest income	$17,979	$15,376
Non-interest expense
In-scope of Topic 606:
Other non-interest expense(1)	$(12)	$—
Total revenue in-scope of Topic 606	$11,345	$10,822

(1)	Other non-interest expense includes net gains (losses) from sales of OREO.

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

To date, the Company has issued stock options, restricted stock and PSUs. If awarded, the Compensation Committee sets the option exercise price at the time of grant, but in no case is the exercise price less than the fair market value of a share of Company common stock at the date of grant.

In connection with the acquisition of Vista, the Company assumed the Vista Equity Plan and adopted the Inducement Plan. During the quarter, the Company registered 95,396 shares under the Vista Equity Plan, which may be issuable upon the vesting or settlement of a portion of a restricted stock award granted under the Vista Equity Plan. These replacement awards consist of non‑vested restricted shares of common stock that will vest based on continued service, and had a weighted‑average grant‑date fair value of $39.33 per share.

During the quarter, the Company issued 36,265 shares of common stock under the Inducement Plan, consisting of 22,398 non‑vested restricted shares that vest based on continued service and 13,867 PSUs. The inducement awards had a weighted‑average grant‑date fair value of $39.59 per share. The PSUs vest based on performance conditions generally consistent with the Company’s other PSU awards, with one‑half of the award based on the achievement of cumulative adjusted EPS targets and one‑half based on relative ROTA subject to an adjustment factor ranging from 80% - 120% based on the Company’s cumulative relative TSR during the performance period. All awards are equity‑classified and accounted for under ASC Topic 718, Compensation—Stock Compensation, with compensation expense recognized over the respective service or performance periods.

Stock options

Prior to 2024, the Company issued stock options, which are primarily time-vesting with 1/3 vesting on each of the first, second and third anniversary of the date of grant or date of hire. At March 31, 2026 and 2025, the Company had 516,196 and 560,386 stock options outstanding, respectively, at a weighted average exercise price of $33.16 and $32.93, respectively. No stock options were granted during the three months ended March 31, 2026. Stock option expense is a component of salaries and benefits in the consolidated statements of operations and totaled $12.4 thousand and $42.9 thousand for the three months ended March 31, 2026 and 2025, respectively. At March 31, 2026, there was $4.6 thousand of total unrecognized compensation cost related to non-vested stock options granted under the plans. The cost is expected to be recognized over a weighted average period of 0.1 years.

Restricted stock awards

The Company issues time-based restricted stock awards that generally vest over a range of a 1-3 year period. Restricted stock with time-based vesting was valued at the fair value of the shares on the date of grant as they are assumed to be held beyond the vesting period.

The Company granted 567,549 shares of performance-based restricted stock in 2026 in connection with the Vista acquisition. One-third of each such award is performance-based and will vest on December 15, 2026, subject to continued employment through such date and the achievement of: (i) with respect to 50% of such portion, the successful closing, integration and rebranding of the combined organization, as determined by the Board’s Compensation Committee in its sole discretion; and (ii) with respect to the other 50% of such portion, specified annual cost savings goals with respect to the combined organization directly resulting from the acquisition and integration of Vista through November 30, 2026. The remaining two-thirds of each such award are time-based and will vest in eight quarterly installments beginning on March 15, 2027, subject to continued employment through such vesting dates.

Performance stock units

The Company grants PSUs whereby the recorded fair value represents the value of the award at the initial target performance and does not reflect potential increases or decreases resulting from the final performance results, which are to be determined at the end of the three-year performance period (vesting date). The actual number of shares to be awarded at the end of the performance period will range from 0% - 180% of the initial target awards.

For all PSU components granted in 2026, one-half of the award is based on the Company’s cumulative adjusted earnings per share (EPS target), and one-half is based on the Company’s relative ROTA. On the vesting date, the Company’s annual ROTA will be compared to the respective ROTAs of companies comprising the S&P 600 Regional Banks group, and the Company’s ranking will be averaged over the measurement period to determine the shares available for settlement. Both halves will be subject to an adjustment factor ranging from 80% - 120% based on the Company’s cumulative relative TSR during the performance period. On the vesting date, the Company’s TSR will be compared to the respective TSRs of the companies comprising the S&P 600 Regional Banks group as of the grant date to determine the relative TSR modifier to be applied to the PSU awards. The fair value of the PSUs was determined using a Monte Carlo Simulation at the grant date.

The weighted-average grant date fair value per unit for the awards granted during the three months ended March 31, 2026 of the EPS target portion and ROTA target portion was $39.66. During the three months ended March 31, 2026, the Company canceled 39,673 PSUs due to final performance results related to PSUs granted in 2023.

The following table summarizes restricted stock and PSU activity during the three months ended March 31, 2026:

		Weighted		Weighted
	Restricted	average grant-	Performance	average grant-
	stock shares	date fair value	stock units	date fair value
Unvested at December 31, 2025	303,156	$35.57	212,513	$34.09
Granted	660,544	39.21	293,350	39.45
Adjustment due to performance	—	—	(39,673)	28.68
Vested	(8,595)	39.02	(25,876)	33.46
Forfeited	(2,642)	36.87	(1,300)	33.74
Unvested at March 31, 2026	952,463	$38.06	439,014	$38.20

As of March 31, 2026, the total unrecognized compensation cost related to the non-vested restricted stock awards and PSUs totaled $26.8 million and $12.7 million, respectively, and is expected to be recognized over a weighted average period of approximately 2.7 years and 1.7 years, respectively. Expense related to non-vested restricted stock awards totaled $4.0 million and $1.1 million during the three months ended March 31, 2026 and 2025, respectively. Expense related to non-vested PSUs totaled $2.3 million and $0.5 million during the three months ended March 31, 2026 and 2025, respectively. Expense related to non-vested restricted stock awards and PSUs is a component of salaries and benefits expense in the Company’s consolidated statements of operations.

Associate stock purchase plan

The ASPP is intended to be a qualified plan within the meaning of Section 423 of the Internal Revenue Code of 1986 and allows eligible employees to purchase shares of common stock through payroll deductions up to a limit of $25,000 per calendar year and 2,000 shares per offering period. The price an employee pays for shares is 90.0% of the fair market value of Company common stock on the last day of the offering period. The offering periods are the six-month periods commencing on March 1 and September 1 of each year and ending on August 31 and February 28 (or February 29 in the case of a leap year) of each year. There are no vesting or other restrictions on the stock purchased by employees under the ASPP. Under the ASPP, the total number of shares of common stock reserved for issuance totaled 400,000 shares, of which 188,269 was available for issuance at March 31, 2026.

Under the ASPP, employees purchased 8,490 shares and 8,099 shares during the three months ended March 31, 2026 and 2025, respectively.

Note 13 Common Stock

The Company had 44,692,472 and 37,772,516 shares of common stock outstanding at March 31, 2026 and December 31, 2025, respectively, inclusive of 7,305,975 shares of common stock added to the Company’s total outstanding shares upon the closing of the Vista acquisition. Additionally, the Company had 952,463 and 303,156 shares outstanding at March 31, 2026 and December 31, 2025, respectively, of restricted common stock issued but not yet vested and are not included in shares outstanding until such time that they are vested. Of the 952,463 shares of restricted common stock issued but not yet vested at March 31, 2026, 842,618 shares were under the Omnibus Plan, 87,447 shares were under the Vista Equity Plan, and 22,398 shares were under the Inducement Plan. All shares of restricted common stock issued but not vested at March 31, 2025 were under the Omnibus Plan. All restricted shares under each plan have voting rights, however, restricted shares under the Omnibus Plan and Inducement Plan also have certain dividend rights.

On January 27, 2026, the Company’s Board of Directors authorized a program to repurchase up to $100.0 million of the Company’s common stock from time to time in the open market or in privately negotiated transactions in accordance with applicable regulations of the SEC. The timing and amount of any share repurchases will be determined by the Company’s management based on market conditions and other factors. The new program replaces in its entirety the stock repurchase program that was authorized by the Board of Directors and announced on May 9, 2023. No time limit has been set for completion of the program. During the three months ended March 31, 2026, the Company repurchased 401,869 shares of common stock for $16.1 million at a weighted average price per share of $40.07. The remaining authorization under the current program as of March 31, 2026 was $83.9 million.

Note 14 Earnings Per Share

The Company calculates earnings per share under the two-class method, as certain non-vested share awards contain non-forfeitable rights to dividends. As such, these awards are considered securities that participate in the earnings of the Company. Non-vested shares are discussed further in note 12.

The Company had 44,692,472 and 38,094,105 shares of common stock outstanding as of March 31, 2026 and 2025, respectively, excluding issued but unvested restricted shares. Certain stock options and non-vested restricted shares are potentially dilutive securities, but are not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive for the three months ended March 31, 2026 and 2025.

The following table illustrates the computation of basic and diluted earnings per share for the three months ended March 31, 2026 and 2025:

	For the three months ended
	2026	2025
Net income	$20,793	$24,231
Less: income allocated to participating securities	(394)	(182)
Income allocated to common shareholders	$20,399	$24,049
Weighted average shares outstanding for basic earnings per common share	44,439,788	38,068,455
Dilutive effect of equity awards	170,723	161,414
Weighted average shares outstanding for diluted earnings per common share	44,610,511	38,229,869
Basic earnings per share	$0.46	$0.63
Diluted earnings per share	0.46	0.63

The Company had 516,196 and 560,386 outstanding stock options to purchase common stock at weighted average exercise prices of $33.16 and $32.93 per share at March 31, 2026 and 2025, respectively, which have time-vesting criteria, and as such, any dilution is derived only for the timeframe in which the vesting criteria had been met and where the inclusion of those stock options is dilutive. The Company had 439,014 and 147,955 unvested PSUs issued as of March 31, 2026 and 2025, respectively, which have performance, market and/or time-vesting criteria, and as such, any dilution is derived only for the timeframe in which the vesting criteria had been met and where the inclusion of those units is dilutive. The Company had 87,447 and zero unvested restricted shares issued as of March 31, 2026 and 2025, respectively, which do not have dividend rights, and as such, any dilution is derived only for the timeframe in which the vesting criteria had been met and where the inclusion of those units is dilutive.

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

Fair values of derivative instruments on the balance sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the consolidated statements of financial condition as of March 31, 2026 and December 31, 2025. Information about the valuation methods used to measure fair value is provided in note 17.

		Asset derivatives fair value			Liability derivatives fair value
	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
	location	2026	2025	location	2026	2025
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$21,512	$21,929	Other liabilities	$2,028	$1,866
Total derivatives designated as hedging instruments		$21,512	$21,929		$2,028	$1,866

Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$7,067	$7,221	Other liabilities	$7,204	$7,227
Interest rate lock commitments	Other assets	399	283	Other liabilities	13	1
Forward contracts	Other assets	186	—	Other liabilities	11	87
Total derivatives not designated as hedging instruments		$7,652	$7,504		$7,228	$7,315

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

For derivatives that qualify and are designated as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest income in the same periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis. The earnings recognition of excluded components is included in interest income. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income as interest payments are received on the Company’s variable-rate assets. As of March 31, 2026, the Company had cash flow hedges with a notional amount of $50.0 million. The Company expects to reclassify $0.3 million from AOCI as a reduction to interest income during the next 12 months.

Fair value hedges

Interest rate swaps designated as fair value hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of March 31, 2026 and December 31, 2025, the Company had interest rate swaps with a notional amount of $396.4 million and $365.2 million, respectively, which were designated as fair value hedges of interest rate risk.

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
	Carrying amount of hedged assets		carrying amount of hedged assets(1)
Line item in the consolidated statements of financial	March 31,	December 31,	March 31,	December 31,
condition in which the hedged item is included	2026	2025	2026	2025
Loans receivable	$488,416	$457,658	$(20,070)	$(18,812)

(1)

Fair value hedge adjustments included basis adjustments on terminated positions to be amortized through the contractual maturity date of each respective hedged item. Excluding those terminated positions, the fair value hedge adjustments consisted of losses totaling $21.8 million and $20.7 million as of March 31, 2026 and December 31, 2025, respectively.

Non-designated hedges

Derivatives not designated as hedges are not speculative and consist of interest rate swaps with commercial banking clients that facilitate their respective risk management strategies. Interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the client swaps and the offsetting swaps are recognized directly in earnings. As of March 31, 2026 and December 31, 2025, the Company had matched interest rate swap transactions with an aggregate notional amount of $992.8 million and $777.7 million, respectively, related to this program. Derivative fee income from non-designated hedges totaled $0.6 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively.

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

The Company had interest rate lock commitments with a notional value of $27.2 million and forward contracts with a notional value of $40.9 million at March 31, 2026. At December 31, 2025, the Company had interest rate lock commitments with a notional value of $16.7 million and forward contracts with a notional value of $34.0 million.

Effect of derivative instruments on the consolidated statements of operations and accumulated other comprehensive income

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the three months ended March 31, 2026 and 2025:

	Location of gain (loss)	Amount of gain (loss) recognized in income on derivatives
	recognized in income on	For the three months ended March 31,
Derivatives in hedging relationships	derivatives	2026	2025
Fair value hedging relationships - Interest rate products	Interest and fees on loans	$1,887	$(4,843)
Cash flow hedging relationships - Interest rate products	Interest and fees on loans	(119)	(355)
Total		$1,768	$(5,198)

	Location of gain (loss)	Amount of (loss) gain recognized in income on derivatives
	recognized in income on	For the three months ended March 31,
Hedged items	hedged items	2026	2025
Interest rate products	Interest and fees on loans	$(1,258)	$6,326

	Location of gain (loss)	Amount of loss recognized in income on derivatives
Derivatives not designated	recognized in income on	For the three months ended March 31,
as hedging instruments	derivatives	2026	2025
Interest rate products	Other non-interest expense	$(131)	$(2)
Interest rate lock commitments	Mortgage banking income	194	534
Forward contracts	Mortgage banking income	262	(178)
Total		$325	$354

The tables below present the effect of cash flow hedge accounting on AOCI as of the dates presented.

	For the three months ended March 31, 2026
	Loss recognized in OCI on derivatives	Loss recognized in OCI included component	Gain recognized in OCI excluded component	Location of loss recognized from AOCI into income	Loss reclassified from AOCI into income	Loss reclassified from AOCI into income included component	Loss reclassified from AOCI into income excluded component
Derivatives in cash flow hedging relationships:
Interest rate products	$(22)	$(83)	$61	Interest income	$(119)	$(28)	$(91)

	For the three months ended March 31, 2025
	Gain recognized in OCI on derivatives	Gain recognized in OCI included component	Gain recognized in OCI excluded component	Location of loss recognized from AOCI into income	Loss reclassified from AOCI into income	Loss reclassified from AOCI into income included component	Loss reclassified from AOCI into income excluded component
Derivatives in cash flow hedging relationships:
Interest rate products	$19	$15	$4	Interest income	$(355)	$(239)	$(116)

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

The Company also has agreements with certain of its derivative counterparties that contain a provision where, if the Company fails to maintain its status as a well/adequately capitalized institution, the counterparty has the right to terminate the derivative positions and the Company would be required to settle its obligations under the agreements.

As of March 31, 2026, the termination value of derivatives in a net liability position related to these agreements was zero. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and, as of March 31, 2026, the Company had met these thresholds. If the Company had breached any of these provisions at March 31, 2026, it could have been required to settle its obligations under the agreements at the termination value.

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

Total unfunded commitments at March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026	December 31, 2025
Commitments to fund loans	$638,951	$499,960
Unfunded commitments under lines of credit	807,514	640,181
Commercial and standby letters of credit	125,768	7,987
Total unfunded commitments	$1,572,233	$1,148,128

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

Contingencies

Mortgage loans sold to investors may be subject to repurchase or indemnification in the event of specific default by the borrower or subsequent discovery that underwriting standards were not met. The Company established a reserve liability for expected losses related to these representations and warranties based upon management’s evaluation of actual and historical loss history, delinquency trends or other documentation or deficiency findings in the portfolio and economic conditions. Charges against the reserve during the three months ended March 31, 2026 and 2025 totaling $20 thousand and $45 thousand, respectively, were primarily driven by early payoffs and repurchases. The repurchase reserve is included in other liabilities in the consolidated statements of financial condition.

The following table summarizes mortgage repurchase reserve activity for the periods presented:

	For the three months ended March 31,
	2026	2025
Beginning balance	$557	$1,000
Provision released from operating expense, net	(50)	(90)
Charge-offs	(20)	(45)
Ending balance	$487	$865

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

Changes in the valuation inputs used for measuring the fair value of financial instruments may occur due to changes in current market conditions or other factors. Such changes may necessitate a transfer of the financial instruments to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfer occurs. During the three months ended March 31, 2026 and 2025, there were no transfers of financial instruments between the hierarchy levels.

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of each instrument under the valuation hierarchy:

Fair Value of Financial Instruments Measured on a Recurring Basis

Investment securities available-for-sale—Investment securities available-for-sale are carried at fair value and measured on a recurring basis. To the extent possible, observable quoted prices in an active market are used to determine fair value and, as such, these securities are classified as level 1. When quoted market prices in active markets for identical assets or liabilities are not available, quoted prices of securities with similar characteristics, discounted cash flows or other pricing characteristics are used to estimate fair values and the securities are then classified as level 2.

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

Mortgage banking derivatives—The Company relies on a third-party pricing service to value its mortgage banking derivative financial assets and liabilities, which the Company classifies as a level 3 valuation. The external valuation model to estimate the fair value of its interest rate lock commitments to originate residential mortgage loans held for sale includes grouping the interest rate lock commitments by interest rate and terms, applying an average 83.5% estimated pull-through rate based on historical experience, and then multiplying by quoted investor prices determined to be reasonably applicable to the loan commitment groups based on interest rate, terms and rate lock expiration dates of the loan commitment groups. The Company also relies on an external valuation model to estimate the fair value of its forward commitments to sell residential mortgage loans (i.e., an estimate of what the Company would receive or pay to terminate the forward delivery contract based on market prices for similar financial instruments), which includes matching specific terms and maturities of the forward commitments against applicable investor pricing.

The tables below present the financial instruments measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 in the consolidated statements of financial condition utilizing the hierarchy structure described above:

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale
U.S. Treasuries	$53,677	$—	$—	$53,677
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	—	200,971	—	200,971
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	—	350,268	—	350,268
Equity securities with readily determinable fair values	367	—	—	367
Loans held for sale	—	24,905	—	24,905
Interest rate swap derivatives	—	28,579	—	28,579
Mortgage banking derivatives	—	—	585	585
Total assets at fair value	$54,044	$604,723	$585	$659,352
Liabilities:
Interest rate swap derivatives	$—	$9,232	$—	$9,232
Mortgage banking derivatives	—	—	24	24
Total liabilities at fair value	$—	$9,232	$24	$9,256

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale
U.S. Treasuries	$74,226	$—	$—	$74,226
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	—	157,665	—	157,665
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	—	296,026	—	296,026
Equity securities with readily determinable fair values	5,059	—	—	5,059
Loans held for sale	—	25,695	—	25,695
Interest rate swap derivatives	—	29,150	—	29,150
Mortgage banking derivatives	—	—	283	283
Total assets at fair value	$79,285	$508,536	$283	$588,104
Liabilities:
Interest rate swap derivatives	$—	$9,093	$—	$9,093
Mortgage banking derivatives	—	—	88	88
Total liabilities at fair value	$—	$9,093	$88	$9,181

The table below details the changes in level 3 financial instruments during the three months ended March 31, 2026:

Mortgage banking
derivatives, net
Balance at December 31, 2025	$195
Gain included in earnings, net	456
Fees and (costs) included in earnings, net	(90)
Balance at March 31, 2026	$561

Fair Value of Financial Instruments Measured on a Non-recurring Basis

Certain assets may be recorded at fair value on a non-recurring basis as conditions warrant. These non-recurring fair value measurements typically result from the application of lower of cost or fair value accounting or a write-down occurring during the period.

Individually evaluated loans—The Company records individually evaluated loans based on the fair value of the collateral when it is probable that the Company will be unable to collect all contractual amounts due in accordance with the terms of the loan agreement. The Company relies on third-party appraisals and internal assessments, utilizing a discount rate in the range of 3% - 31% with a weighted average discount rate of 6.6%, in determining the estimated fair values of these loans. The inputs used to determine the fair values of loans are considered level 3 inputs in the fair value hierarchy. At March 31, 2026, the Company estimated a specific reserve of $14.4 million related to 34 loans with a carrying balance of $64.4 million. At March 31, 2025, the Company estimated a specific reserve of $6.0 million related to 16 loans with a carrying balance of $22.1 million. The increase at March 31, 2026, compared to the same period in the prior year, was primarily due to $7.8 million of specific reserves related to acquired Vista loans.

Mortgage servicing rights—MSRs represent the value associated with servicing residential real estate loans that have been sold to outside investors with servicing retained. The fair value for servicing assets is determined through discounted cash flow analysis and utilizes a discount rate ranging from 9.5% to 10.0% with a weighted average rate of 9.5% at March 31, 2026 and prepayment speed assumption ranges of 6.4% to 11.0% with a weighted average rate of 6.6% at March 31, 2026. The weighted average MSRs are subject to impairment testing. The carrying values of these MSRs are reviewed quarterly for impairment based upon the calculation of fair value. For purposes of measuring impairment, the MSRs are stratified into certain risk characteristics including note type and note term. If the valuation model reflects a value less than the carrying value, MSRs are adjusted to fair value through a valuation allowance and the adjustment is included in mortgage banking income in the consolidated statements of operations. There was no impairment of MSRs during the three months ended March 31, 2026 or 2025. The inputs used to determine the fair values of MSRs are considered level 3 inputs in the fair value hierarchy.

Premises and equipment—During the first quarter of 2026, the Company approved plans to consolidate nine banking centers. Premises and equipment are written down to estimated fair value less costs to sell in the period in which the held-for-sale criteria are met. Fair value is estimated in a process that considers current local commercial real estate market conditions, the judgment of the sales agent and often involves obtaining third-party appraisals from certified real estate appraisers. These fair value measurements are classified as level 3. Unobservable inputs to these measurements, which include estimates and judgments often used in conjunction with appraisals, are not readily quantifiable. For the three months ended March 31, 2026, the Company recognized $0.8 million of impairment in its consolidated statements of operations related to premises and equipment classified as held-for-sale totaling $3.1 million as of March 31, 2026.

SBA servicing asset—The SBA servicing asset represents the value associated with servicing small business real estate loans that have been sold to outside investors with servicing retained. The fair value for the SBA servicing asset is determined through a discounted cash flow analysis and utilizes a weighted average discount rate of 10.4% and a weighted average lifetime constant prepayment rate of 16.0%. The SBA servicing asset is amortized over the period of the estimated future net servicing life of the underlying assets, and it is evaluated quarterly for impairment based upon the fair value of the rights as compared to their amortized cost. Impairment is recognized in the consolidated statements of operations to the extent the fair value is less than the capitalized amount of the SBA servicing asset. The Company recorded no impairment for the three months ended March 31, 2026 or 2025.

The Company may be required to record fair value adjustments on other available-for-sale and municipal securities valued at par on a non-recurring basis.

The tables below provide information regarding losses from the assets recorded at fair value on a non-recurring basis during the three months ended March 31, 2026 and 2025:

	March 31, 2026
	Total	Losses from fair value changes
Individually evaluated loans	$117,005	$3,364
Premises and equipment	3,076	763
Total	$120,081	$4,127

	March 31, 2025
	Total	Losses from fair value changes
Individually evaluated loans	$52,522	$15,036

The Company did not record any liabilities measured at fair value on a non-recurring basis during the three months ended March 31, 2026 or 2025.

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

The fair value of financial instruments at March 31, 2026 and December 31, 2025 are set forth below:

	Level in fair value	March 31, 2026		December 31, 2025
	measurement	Carrying	Estimated	Carrying	Estimated
	hierarchy	amount	fair value	amount	fair value
ASSETS
Cash and cash equivalents	Level 1	$472,791	$472,791	$417,058	$417,058
U.S. Treasury securities - AFS	Level 1	53,677	53,677	74,226	74,226
U.S. Treasury securities - HTM	Level 1	24,958	24,930	24,900	24,851
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises available-for-sale	Level 2	200,971	200,971	157,665	157,665
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises available-for-sale	Level 2	350,268	350,268	296,026	296,026
Other available-for-sale securities	Level 3	251	251	722	722
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises held-to-maturity	Level 2	244,697	221,420	236,535	213,974
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises held-to-maturity	Level 2	487,695	452,664	390,297	358,624
Equity securities with readily determinable fair values	Level 1	367	367	5,059	5,059
FHLB and FRB stock	Level 2	35,248	35,248	24,641	24,641
Loans receivable	Level 3	9,611,486	9,405,189	7,433,356	7,274,904
Loans held for sale	Level 2	24,905	24,905	25,695	25,695
Accrued interest receivable	Level 2	56,576	56,576	41,951	41,951
Interest rate swap derivatives	Level 2	28,579	28,579	29,150	29,150
Mortgage banking derivatives	Level 3	585	585	283	283
LIABILITIES
Deposit transaction accounts	Level 2	9,163,963	9,163,963	7,142,863	7,142,863
Time deposits	Level 2	1,294,881	1,296,522	1,149,771	1,157,231
Securities sold under agreements to repurchase	Level 2	16,991	16,991	17,350	17,350
Long-term debt	Level 2	204,957	204,598	54,719	53,165
Accrued interest payable	Level 2	20,393	20,393	18,017	18,017
Interest rate swap derivatives	Level 2	9,232	9,232	9,093	9,093
Mortgage banking derivatives	Level 3	24	24	88	88

Note 19 Business Segment

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

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes as of and for the three months ended March 31, 2026, and with our annual report on Form 10-K (file number 001-35654), which includes our audited consolidated financial statements and related notes as of and for the years ended December 31, 2025, 2024 and 2023. Our acquisition of Vista occurred on January 7, 2026, subsequent to the dates of information in our most recent report on Form 10-K, and comparisons herein to prior quarters or years should be reviewed with that context. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that may cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the section entitled “Cautionary Note Regarding Forward-Looking Statements” located elsewhere in this quarterly report and in Item 1A“Risk Factors” in the annual report on Form 10-K, referenced above, and should be read herewith.

All amounts are in thousands, except share and per share data, or as otherwise noted.

Overview

Our focus is on building relationships by creating a win-win scenario for our clients and our Company. We believe in providing solutions and services for our clients that are based on fairness and simplicity. We have established a solid financial services franchise with a sizable presence for deposit gathering and building client relationships necessary for growth. We have executed on strategic acquisition opportunities to expand our presence in attractive markets and to diversify our revenue streams. Additionally, the Company continues to shift from constructing systems for 2UniFi to activating services. 2UniFi is an innovative financial ecosystem with treasury management depository capabilities and a streamlined SBA loan offering. Moving forward, 2UniFi will continue to focus on providing a unified client experience that helps small- and medium-sized business owners manage financial products and services across multiple banks and fintechs. We believe that our established presence in our core markets of Colorado, the greater Kansas City region, Texas, Utah, Wyoming, New Mexico, Idaho and Palm Beach, Florida, as well as our ongoing investment in digital solutions and strategic acquisitions, position us well for growth opportunities. As of March 31, 2026, we had $12.6 billion in assets, $9.6 billion in loans, $10.5 billion in deposits, $1.7 billion in equity and $1.4 billion in assets under management in our trust and wealth management business.

Operating Highlights

Strategic execution

●

The Company closed the acquisition of Vista on January 7, 2026, which further strengthens the Company’s presence in the high-growth Dallas-Ft. Worth, Austin, and Lubbock, Texas markets. The acquisition added $1.9 billion in total loans and $2.2 billion in total deposits. The merger consideration totaled $377.7 million and consisted of $288.7 million in NBHC common stock and $89.0 million in cash. The core system conversion for this transaction will be completed during the third quarter of 2026.

●

During the first quarter of 2026, the Company generated record loan fundings of $805.5 million driving annualized loan growth of 12.4% on top of $1.9 billion in loans added in January 2026 from the Vista acquisition.

●	Enhanced shareholder returns by increasing the quarterly dividend by 3% to $0.32 per share and executed $16.1 million of share buybacks during the first quarter.
●	Received Moody’s long-term issuer rating of Baa2, and a Baseline Credit Assessment of Baa1 and initiated on-going monitoring by Moody’s.
●

In February 2026, the Company closed a public offering of $150.0 million aggregate principal amount of 5.875% fixed-to-floating rate subordinated notes. The offering was increased to $150.0 million from a $100.0 million initial transaction given strong investor demand from a high-quality institutional investor base.

Profitability and returns

●

Net income totaled $20.8 million, or $0.46 per diluted share, for the three months ended March 31, 2026, compared to net income of $24.2 million, or $0.63 per diluted share, for the three months ended March 31, 2025. During the three months ended March 31, 2026, acquisition and restructuring expenses totaled $11.8 million, after tax. Adjusted net income, which excludes these items, increased $8.4 million, or 34.6%, to $32.6 million, during the three months ended March 31, 2026. Adjusted earnings per–diluted share totaled $0.72 and $0.63 during the three months ended March 31, 2026 and 2025, respectively, as a result of both organic growth and growth generated from the strategic acquisition of Vista.

●

Pre-provision net revenue FTE totaled $32.1 million and $42.0 million for the three months ended March 31, 2026 and 2025, respectively. Adjusted pre-provision net revenue FTE, which excludes acquisition and restructuring expenses, increased $5.5 million, or 13.1%, to $47.5 million for the three months ended March 31, 2026, compared to the same period in the prior year.

●

The return on average assets totaled 0.70% and 0.99% for the three months ended March 31, 2026 and 2025, respectively. Excluding acquisition and restructuring expenses during the three months ended March 31, 2026, the adjusted return on average tangible assets increased 11 basis points to 1.20%, compared to the three months ended March 31, 2025.

●

The return on average equity was 5.02% and 7.42% for the three months ended March 31, 2026 and 2025, respectively. Excluding acquisition and restructuring expenses during the three months ended March 31, 2026, the adjusted return on average tangible common equity increased 115 basis points to 11.79%, compared to the three months ended March 31, 2025.

   Loan portfolio

●

Loans increased $2.2 billion, or 29.3%, to $9.6 billion at March 31, 2026, compared to December 31, 2025. The increase was driven by record quarterly loan fundings totaling $805.5 million in addition to acquired Vista loans totaling $1.9 billion.

●

The Company maintained a conservatively structured loan portfolio represented by diverse industries and industry sector concentrations at 15% or less of total loans and all concentration levels remain well below our self-imposed limits.

●

Non-owner occupied CRE loans, which are comprised of multiple industry sectors, were 164.7% of the Company’s risk based capital, or 26.4% of total loans, and no specific property type comprised more than 7.0% of total loans at March 31, 2026.

●

The Company maintains a low level of non-owner occupied CRE retail properties and office properties. Including available credit, non-owner occupied CRE retail properties and office properties comprised 4.0% and 2.3% of total loans, respectively, at March 31, 2026. Multifamily loans totaled $320.3 million, or 3.3% of total loans at March 31, 2026.

●	We do not originate high-dollar non-amortizing or balloon payment mortgage loans to our clients.

   Credit quality

●	Allowance for credit losses totaled 1.18% of total loans at March 31, 2026 and December 31, 2025.
●

The Company continued to prudently manage credit risk in 2026, further strengthening our credit profile. Non-performing loans improved three basis points to 0.31% of total loans at March 31 2026, compared to 0.34% at December 31, 2025.

●	Criticized loans decreased $10.7 million, or 3.4%, to $303.6 million as of March 31, 2026, compared to December 31, 2025.
●	Provision expense for credit losses totaled $4.0 million and $10.2 million during the three months ended March 31, 2026 and 2025, respectively.
●

Net charge-offs of $7.7 million and $15.1 million were recorded during the three months ended March 31, 2026 and 2025, respectively, and annualized net charge-offs to average total loans totaled 0.34% and 0.80% for the three months ended March 31, 2026 and 2025, respectively.

   Deposits

.9
●

Average total deposits for the three months ended March 31, 2026 increased $1.8 billion to $10.1 billion, compared to the three months ended March 31, 2025. The increase was driven by $2.2 billion of total deposits, on a spot basis, related to the Vista acquisition.

●

Average transaction deposits for the three months ended March 31, 2026 increased $1.6 billion to $8.8 billion, compared to the three months ended March 31, 2025, driven by $2.0 billion of transaction deposits, on a spot basis, related to the Vista acquisition.

●	The mix of transaction deposits to total deposits increased 19 basis points to 87.6% at March 31, 2026, compared to March 31, 2025.
●	Cost of deposits improved nine basis points to 1.94% for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, as a result of our disciplined deposit pricing.
●	Approximately 63% of our deposits were FDIC insured at March 31, 2026.

   Liquidity

.9
●

The Company prudently manages liquidity and maintains a profile focused on core deposits and stable, long-term and diversified funding sources, including access to Cambr platform deposits. The Company maintains an investment portfolio with a short average duration and targets a neutral interest rate position.

●	On-balance sheet liquidity totaled $1.1 billion at March 31, 2026 and was comprised of $472.8 million of cash and $608.9 million of unencumbered investments.
●

Liquidity is monitored and managed to ensure that sufficient funds are available on demand to meet our business needs. At March 31, 2026, the Company’s available secured and committed borrowing capacity at the FHLB and FRB totaled $3.8 billion. The Company also accesses a variety of other short-term and long-term unsecured funding sources, which include access to Cambr platform deposits, multiple brokered deposit platform options and lines of credit.

●

Our investment securities portfolio has a short average duration and is entirely backed by U.S. government agencies or GSEs, which we believe mitigates the risk of material losses. Regarding the fair value of investment securities, our accumulated other comprehensive loss does not have a material impact on our capital position.

   Revenues

●	Net interest income FTE increased 25.3% to $111.0 million during the three months ended March 31, 2026, compared to $88.6 million during the same period in the prior year.
●

The net interest margin FTE expanded 13 basis points to 4.06% for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, driven by a five basis point increase in earning asset yields and a nine basis point improvement in the cost of funds. The cost of funds totaled 1.98% for the three months ended March 31, 2026, compared to 2.07% during the three months ended March 31, 2025.

●

During the three months ended March 31, 2026, non-interest income increased $2.6 million, or 16.9%, to $18.0 million, compared to the same period in the prior year, primarily driven by increases in our diversified sources of fee income including swap fee income, Cambr fee income, and trust income.

   Expenses

●

Non-interest expense totaled $96.8 million, which included $15.3 million of acquisition and restructuring expenses, during the three months ended March 31, 2026. Non-interest expense during the three months ended March 31, 2025 totaled $62.0 million. Excluding the acquisition and restructuring expenses, adjusted non-interest expense during the three months ended March 31, 2026 increased $19.5 million, or 31.4%, to $81.5 million, primarily due to an increase in core operating expenses driven by growth from our recent acquisition. Occupancy and equipment expense increased $5.0 million primarily driven by the 2UniFi capitalized asset depreciation in connection with the launch of 2UniFi in the third quarter of 2025.

●

During the three months ended March 31, 2026, the efficiency ratio FTE totaled 75.1%, compared to 59.6% for the same period in the prior year. The adjusted efficiency ratio FTE totaled 61.3%, compared to 57.7% during the same period in the prior year.

●

Income tax expense totaled $5.2 million during the three months ended March 31, 2026, compared to $5.6 million during the three months ended March 31, 2025. The effective tax rate for the three months ended March 31, 2026 was 19.9%, compared to 18.0% for the full year 2025.

   Capital

●	The Company paid dividends of $0.32 per common share during the three months ended March 31, 2026, and declared a quarterly dividend of $0.32 per common share during the second quarter of 2026.
●

On January 27, 2026, the Company’s Board of Directors authorized a new stock repurchase program under which the Company may repurchase up to $100.0 million of the Company’s stock. This new program replaces the old stock repurchase program approved in May of 2023 in its entirety. During the three months ended March 31, 2026, the Company repurchased 401,869 shares of common stock for $16.1 million at a weighted average price per share of $40.07. The remaining authorization under the 2026 program as of March 31, 2026 was $83.9 million.

●

Capital ratios continue to be well in excess of federal bank regulatory agency “well capitalized” thresholds, after deploying capital for the Vista acquisition. At March 31, 2026, our consolidated tier 1 leverage ratio was 10.45%, and our consolidated common equity tier 1 and tier 1 risk based capital ratios were 12.51%.

●

The ratio of total shareholders’ equity to total assets was 13.2% at March 31, 2026, compared to 14.0% at December 31, 2025. Our tangible common equity capital ratio totaled 9.6% at March 31, 2026, compared to 11.0% at December 31, 2025, after deploying capital for the Vista acquisition.

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

Additionally, we face continual challenges implementing our business strategy. These include growing our assets, particularly loans, and deposits amidst intense competition, changing interest rates, adhering to changes in the regulatory environment and identifying and consummating disciplined acquisition and other expansionary opportunities in a competitive and inflationary environment. We will continue to make investments in our digital growth strategy and our digital financial ecosystem 2UniFi, and may also seek to partner with third parties to accelerate growth. 2UniFi may prove difficult to successfully scale and may require additional operational and control systems to manage fraud, cybersecurity, operational, legal and compliance risks.

While Vista integration activities are progressing and remain on track, acquisition integrations present operational and execution challenges. Integration activities require ongoing investments in systems, processes, and personnel. While the acquisition supports our long term growth strategy, the integration process may be more costly or time consuming than anticipated.

Future growth in our interest income will ultimately be dependent on our ability to originate high-quality loans and source other high-quality earning assets such as investment securities as well as our ability to access liquidity and manage our cost of funds. Over the past two years, the Federal Reserve lowered the prevailing interest rates by 175 basis points. While further rate changes remain unclear, our future earnings will be impacted by the Federal Reserve’s future interest rate policy decisions. Management employs risk management policies to monitor and limit exposure to changes in market rates, which is discussed in more detail in the Asset/Liability Management and Interest Rate Risk section of Management’s Discussion and Analysis.

Performance Overview

In evaluating our consolidated statements of financial condition and results of operations financial statement line items, we evaluate and manage our performance based on key earnings indicators, balance sheet ratios, asset quality metrics and regulatory capital ratios, among others. The table below presents key performance indicators regularly used to analyze our business for the periods indicated:

Key Metrics(1)

	As of and for the three months ended
	March 31,	December 31,	March 31,
	2026	2025	2025
Return on average assets	0.70%	0.65%	0.99%
Return on average tangible assets(2)	0.79%	0.73%	1.09%
Adjusted return on average tangible assets(2)(3)	1.20%	1.02%	1.09%
Return on average equity	5.02%	4.57%	7.42%
Return on average tangible common equity(2)	7.75%	6.58%	10.64%
Adjusted return on average tangible common equity(2)(3)	11.79%	9.10%	10.64%
Loan to deposit ratio (end of period)(4)	91.90%	89.64%	90.77%
Non-interest bearing deposits to total deposits (end of period)	24.60%	26.58%	26.30%
Net interest margin(5)	3.98%	3.80%	3.85%
Net interest margin FTE(5)(6)	4.06%	3.89%	3.93%
Interest rate spread FTE(6)(7)	3.29%	3.04%	3.05%
Yield on earning assets(8)	5.82%	5.57%	5.77%
Yield on earning assets FTE(6)(8)	5.90%	5.66%	5.85%
Cost of funds	1.98%	1.93%	2.07%
Cost of deposits	1.94%	1.92%	2.03%
Non-interest income to total revenue FTE(6)(9)	13.94%	14.05%	14.79%
Efficiency ratio FTE(6)	75.09%	70.55%	59.64%
Adjusted efficiency ratio FTE(3)(6)	61.28%	61.38%	57.74%
Pre-provision net revenue FTE(2)(6)	$32,126	$30,249	$41,960
Adjusted pre-provision net revenue FTE(2)(3)(6)	47,475	39,009	41,960

Total Loans Asset Quality Data(4)(10)(11)
Non-performing loans to total loans	0.31%	0.34%	0.45%
Non-performing assets to total loans and OREO	0.35%	0.36%	0.46%
Allowance for credit losses to total loans	1.18%	1.18%	1.18%
Allowance for credit losses to non-performing loans	378.38%	350.90%	260.52%
Net charge-offs to average loans	0.34%	0.54%	0.80%

(1)	Ratios are annualized.
(2)	Represents a non-GAAP financial measure. See Non-GAAP Financial Measures and Reconciliations below.
(3)	Ratios are adjusted for acquisition-related and restructuring expenses. See Non-GAAP Financial Measures and Reconciliations below.
(4)	Total loans are net of unearned discounts and fees.
(5)	Net interest margin represents net interest income, including accretion income on interest earning assets, as a percentage of average interest earning assets.
(6)

Presented on an FTE basis using the statutory rate of 21% for all periods presented. The taxable equivalent adjustments included above are $2,182, $2,059 and $1,910 for the three months ended March 31, 2026, December 31, 2025 and March 31, 2025, respectively.

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

Non-GAAP Financial Measures and Reconciliations

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

Reconciliations of our non-GAAP financial measures to the comparable GAAP financial measures are as follows:

Tangible Book Value Ratios

	March 31,	December 31,	March 31,
	2026	2025	2025
Total shareholders’ equity	$1,664,875	$1,385,114	$1,329,308
Less: goodwill and other intangible assets, net	(516,672)	(348,961)	(354,800)
Add: deferred tax liability related to goodwill	14,050	13,947	13,638
Tangible common equity (non-GAAP)	$1,162,253	$1,050,100	$988,146

Total assets	$12,614,408	$9,883,518	$10,098,870
Less: goodwill and other intangible assets, net	(516,672)	(348,961)	(354,800)
Add: deferred tax liability related to goodwill	14,050	13,947	13,638
Tangible assets (non-GAAP)	$12,111,786	$9,548,504	$9,757,708

Tangible common equity to tangible assets calculations:
Total shareholders’ equity to total assets	13.20%	14.01%	13.16%
Less: impact of goodwill and other intangible assets, net	(3.60)%	(3.01)%	(3.03)%
Tangible common equity to tangible assets (non-GAAP)	9.60%	11.00%	10.13%

Tangible book value per share calculations:
Tangible common equity (non-GAAP)	$1,162,253	$1,050,100	$988,146
Divided by: ending shares outstanding	44,692,472	37,772,516	38,094,105
Tangible book value per share (non-GAAP)	$26.01	$27.80	$25.94

Return on Average Tangible Assets and Return on Average Tangible Equity

	As of and for the three months ended
	March 31,	December 31,	March 31,
	2026	2025	2025
Net income	$20,793	$16,036	$24,231
Add: adjustments, after tax (non-GAAP)(1)	11,814	6,712	—
Adjusted net income (non-GAAP)(1)	$32,607	$22,748	$24,231

Net income	$20,793	$16,036	$24,231
Add: impact of other intangible assets amortization expense, after tax (non-GAAP)	1,897	1,491	1,516
Net income excluding the impact of other intangible assets amortization expense, after tax (non-GAAP)	$22,690	$17,527	$25,747

Net income excluding the impact of other intangible assets amortization expense, after tax (non-GAAP)	$22,690	$17,527	$25,747
Add: adjustments, after tax (non-GAAP)(1)	11,814	6,712	—
Net income excluding the impact of other intangible assets amortization expense, adjusted for acquisition-related expenses, restructuring expenses and loss on security sales, after tax (non-GAAP)(1)	$34,504	$24,239	$25,747

Average assets	$12,132,345	$9,797,053	$9,916,023
Less: average goodwill and other intangible assets, net of deferred tax liability related to goodwill (non-GAAP)	(492,642)	(336,252)	(342,425)
Average tangible assets (non-GAAP)	$11,639,703	$9,460,801	$9,573,598

Average shareholders’ equity	$1,679,262	$1,392,563	$1,323,915
Less: average goodwill and other intangible assets, net of deferred tax liability related to goodwill (non-GAAP)	(492,642)	(336,252)	(342,425)
Average tangible common equity (non-GAAP)	$1,186,620	$1,056,311	$981,490

Return on average assets	0.70%	0.65%	0.99%
Return on average tangible assets (non-GAAP)	0.79%	0.73%	1.09%
Adjusted return on average tangible assets (non-GAAP)(1)	1.20%	1.02%	1.09%
Return on average equity	5.02%	4.57%	7.42%
Return on average tangible common equity (non-GAAP)	7.75%	6.58%	10.64%
Adjusted return on average tangible common equity (non-GAAP)(1)	11.79%	9.10%	10.64%

Adjustments:
Non-interest income adjustments:
Loss on security sales(2)	$—	$3,348	$—
Non-interest expense adjustments:
Acquisition-related expenses	14,342	5,412	—
Restructuring expenses(3)	1,007	—	—
Total adjustments before tax (non-GAAP)	15,349	8,760	—
Tax benefit impact	(3,535)	(2,048)	—
Total adjustments after tax (non-GAAP)	$11,814	$6,712	$—

(1)	For details, refer to the “Adjustments” section at the bottom of the table.
(2)	Adjusted for the loss on security sales incurred as part of the Company's strategic balance sheet management during the fourth quarter of 2025.
(3)	Restructuring expenses are primarily related to banking center consolidation expenses.

Efficiency Ratio and Pre-Provision Net Revenue

	As of and for the three months ended
	March 31,	December 31,	March 31,
	2026	2025	2025
Net interest income FTE(1)	$110,984	$88,264	$88,601

Non-interest income	$17,979	$14,433	$15,376
Add: loss on security sales	—	3,348	—
Adjusted non-interest income (non-GAAP)	$17,979	$17,781	$15,376

Non-interest expense	$96,837	$72,448	$62,017
Less: other intangible assets amortization	(2,464)	(1,946)	(1,977)
Less: acquisition-related expenses and restructuring expenses	(15,349)	(5,412)	—
Adjusted non-interest expense, excluding other intangible assets amortization (non-GAAP)	$79,024	$65,090	$60,040

Non-interest expense	$96,837	$72,448	$62,017
Less: acquisition-related expenses and restructuring expenses	(15,349)	(5,412)	—
Adjusted non-interest expense (non-GAAP)	$81,488	$67,036	$62,017

Efficiency ratio FTE(1)	75.09%	70.55%	59.64%
Adjusted efficiency ratio FTE (non-GAAP)(1)(2)	61.28%	61.38%	57.74%

Net income	$20,793	$16,036	$24,231
Add: income tax expense	5,151	3,054	5,619
Add: provision expense for credit losses	4,000	9,100	10,200
Add: impact of taxable equivalent adjustment	2,182	2,059	1,910
Pre-provision net revenue, FTE (non-GAAP)(1)	$32,126	$30,249	$41,960

Pre-provision net revenue, FTE (non-GAAP)(1)	$32,126	$30,249	$41,960
Add: acquisition-related expenses	14,342	5,412	—
Add: restructuring expenses	1,007	—	—
Add: loss on security sales	—	3,348	—
Adjusted pre-provision net revenue FTE (non-GAAP)(1)	$47,475	$39,009	$41,960

(1)

Presented on an FTE basis using the statutory rate of 21% for all periods presented. The taxable equivalent adjustments included above are $2,182, $2,059 and $1,910 for the three months ended March 31, 2026, December 31, 2025 and March 31, 2025, respectively.

(2)	Adjusted efficiency ratio FTE excludes other intangible assets amortization, acquisition-related expenses, restructuring expenses and loss on security sales.

Adjusted Net Income and Earnings Per Share

	As of and for the three months ended
	March 31,	December 31,	March 31,
	2026	2025	2025
Adjustments to net income:
Net income	$20,793	$16,036	$24,231
Add: acquisition-related expenses, after tax	11,039	4,147	—
Add: restructuring expenses, after tax	775	—	—
Add: loss on security sales, after tax	—	2,565	—
Adjusted net income (non-GAAP)	$32,607	$22,748	$24,231

Adjustments to earnings per share:
Earnings per share - diluted	$0.46	$0.42	$0.63
Add: acquisition-related expenses, after tax	0.24	0.11	—
Add: restructuring expenses, after tax	0.02	—	—
Add: loss on security sales, after tax	—	0.07	—
Adjusted earnings per share - diluted (non-GAAP)	$0.72	$0.60	$0.63

Application of Critical Accounting Policies and Significant Estimates

We use accounting principles and methods that conform to GAAP and general banking practices. We are required to apply significant judgment and make material estimates in the preparation of our financial statements and with regard to various accounting, reporting and disclosure matters. Assumptions and estimates are required to apply these principles where actual measurement is not possible or practical. The most significant of these estimates is described below.

Acquired loans

ASC Topic 805, Business Combinations, requires all acquired loans be recorded at fair value at the date of acquisition. The fair value for acquired loans at the time of acquisition is based on a variety of factors including discounted expected cash flows, adjusted for estimated prepayments and credit losses. In accordance with ASC 326, the fair value adjustment is recorded as premium or discount to the unpaid principal balance of each acquired loan. The net premium or discount on loans includes credit quality and interest rate considerations and is accreted or amortized into interest income over the remaining life of the loan using the level yield method. The Company early adopted ASU 2025-08, Financial Instruments - Credit Losses (Topic 326): Purchased Loans on January 1, 2026. That update amends the guidance in ASC 326 related to the accounting for purchased loans so that loans are recorded at their purchase price plus an allowance for expected credit losses, commonly known as the gross-up method.

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

Financial Condition

As of March 31, 2026, the Vista acquisition added $2.5 billion of total assets, including $339.1 million of cash and cash equivalents, $145.5 million of investment securities, $1.9 billion of loans and $29.5 million of allowance for credit losses. The acquisition also included total deposits of $2.2 billion.

At March 31, 2026, the Company’s total assets, including the additions from the Vista acquisition, were $12.6 billion, increasing $2.7 billion, or 27.6%, from December 31, 2025. Cash and cash equivalents increased $55.7 million from December 31, 2025, and investment securities increased $182.1 million. Loans totaled $9.6 billion and $7.4 billion at March 31, 2026 and December 31, 2025, respectively, and the allowance for credit losses totaled $113.5 million and $87.4 million at March 31, 2026 and December 31, 2025, respectively. During the three months ended March 31, 2026, lower-cost transaction deposits increased $2.0 billion to $9.2 billion, compared to December 31, 2025. Total deposits increased $2.2 billion to $10.5 billion at March 31, 2026, compared to December 31, 2025.

Investment securities

Available-for-sale

Total investment securities available-for-sale were $605.2 million at March 31, 2026, compared to $528.6 million at December 31, 2025. During the three months ended March 31, 2026 and 2025, purchases of available-for-sale securities totaled $144.8 million and $142.2 million, respectively. During 2026, the Company acquired available-for-sale securities with a fair value of $145.5 million related to the Vista acquisition. Paydowns and maturities totaled $33.3 million and $48.4 million during the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2026, the Company sold $176.9 million of available-for-sale securities, primarily related to Vista securities. There were no sales of available-for-sale securities during the three months ended March 31, 2025.

Available-for-sale investment securities are summarized in the following table as of the dates indicated. The weighted average yield was calculated based on amortized cost. Yields on tax-exempt securities have not been adjusted for tax-exempt status.

	March 31, 2026				December 31, 2025
				Weighted				Weighted
	Amortized	Fair	Percent of	average	Amortized	Fair	Percent of	average
	cost	value	portfolio	yield	cost	value	portfolio	yield
Treasury securities	$53,341	$53,677	8.9%	4.26%	$73,144	$74,226	14.1%	4.35%
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	218,308	200,971	33.2%	2.80%	173,308	157,665	29.8%	2.55%
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	395,618	350,268	57.9%	2.57%	338,768	296,026	56.0%	2.31%
Corporate debt	—	—	0.0%	0.00%	—	—	0.0%	0.00%
Other securities	251	251	0.0%	0.00%	722	722	0.1%	0.00%
Total investment securities available-for-sale	$667,518	$605,167	100.0%	2.78%	$585,942	$528,639	100.0%	2.64%

As of March 31, 2026 and December 31, 2025, nearly all the available-for-sale investment portfolio was backed by mortgages. The residential mortgage pass-through securities portfolio is comprised of both fixed-rate and adjustable-rate FHLMC, FNMA and GNMA securities. The other MBS are comprised of securities backed by FHLMC, FNMA and GNMA securities.

Mortgage-backed securities may have actual maturities that differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average life of the available-for-sale mortgage-backed securities portfolio was 4.3 years and 4.6 years at March 31, 2026 and December 31, 2025, respectively. This estimate is based on assumptions and actual results may differ. At March 31, 2026 and December 31, 2025, the duration of the total available-for-sale investment portfolio was 3.6 years and 3.9 years, respectively.

At March 31, 2026 and December 31, 2025, adjustable-rate securities comprised 2.8% and 0.6%, respectively, of the available-for-sale MBS portfolio. The remainder of the portfolio was comprised of fixed-rate amortizing securities with 10- to 30-year contractual maturities, with a weighted average coupon of 2.46% per annum and 2.30% per annum at March 31, 2026 and December 31, 2025, respectively.

The available-for-sale investment portfolio included $63.2 million of unrealized losses and $0.8 million of unrealized gains at March 31, 2026. At December 31, 2025, the available-for-sale investment portfolio included $60.2 million of unrealized losses and $2.9 million of unrealized gains. We believe any unrealized losses are a result of prevailing interest rates, and as such, we do not believe that any of the securities with unrealized losses were impaired. Management believes that default of the available-for-sale securities is highly unlikely. FHLMC, FNMA and GNMA guaranteed mortgage-backed securities and U.S. Treasury securities have a long history of zero credit losses, an explicit guarantee by the U.S. government (although limited for FNMA and FHLMC securities) and yields that generally trade based on market views of prepayment and liquidity risk rather than credit risk.

Our investment security portfolio consists of high-quality securities, which are largely backed by either U.S. government agencies or GSEs. We regularly model liquidity stress scenarios to assess potential liquidity issues.

 Held-to-maturity

Held-to-maturity investment securities totaled $757.4 million at March 31, 2026, compared to $651.7 million at December 31, 2025, an increase of $105.6 million, or 16.2%. Purchases during the three months ended March 31, 2026 and 2025 totaled $137.9 million and $190.6 million, respectively. Maturities and paydowns of held-to-maturity securities totaled $32.8 million and $17.0 million during the three months ended March 31, 2026 and 2025, respectively.

Held-to-maturity investment securities are summarized as follows as of the dates indicated:

	March 31, 2026				December 31, 2025
				Weighted				Weighted
	Amortized	Fair	Percent of	average	Amortized	Fair	Percent of	average
	cost	value	portfolio	yield	cost	value	portfolio	yield
Treasury securities	$24,958	$24,930	3.3%	3.10%	$24,900	$24,851	3.8%	3.10%
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	244,697	221,420	32.3%	2.38%	236,535	213,974	36.3%	2.28%
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	487,695	452,664	64.4%	3.53%	390,297	358,624	59.9%	3.37%
Total investment securities held-to-maturity	$757,350	$699,014	100.0%	3.14%	$651,732	$597,449	100.0%	2.97%

The residential mortgage pass-through and other residential MBS held-to-maturity investment portfolios are comprised of fixed-rate FHLMC, FNMA and GNMA securities.

The fair value of the held-to-maturity investment portfolio included $59.6 million of unrealized losses and $1.3 million of unrealized gains at March 31, 2026. At December 31, 2025, the held-to-maturity investment portfolio included $57.3 million of unrealized losses and $3.0 million of unrealized gains.

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

Mortgage-backed securities may have actual maturities that differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average expected life of the held-to-maturity mortgage-backed securities portfolio as of March 31, 2026 and December 31, 2025 was 3.9 years and 4.3 years, respectively. This estimate is based on assumptions and actual results may differ. The duration of the total held-to-maturity investment portfolio was 3.3 years and 3.6 years as of March 31, 2026 and December 31, 2025, respectively.

Other securities

The carrying balances of other securities are summarized as follows as of the dates indicated:

	March 31, 2026	December 31, 2025
FRB, FHLB and correspondent bank stock	$35,479	$24,641
Convertible preferred stock	18,508	18,508
Equity method investments	36,103	32,426
Equity securities with readily determinable fair values	367	5,059
Total	$90,457	$80,634

Other securities included FRB stock, FHLB stock, correspondent bank stock, convertible preferred stock, equity method investments and equity securities with readily determinable fair values. During the three months ended March 31, 2026, purchases of other securities totaled $12.7 million, proceeds from maturities and paydowns of other securities totaled $2.2 million, and proceeds from sales of other securities totaled $10.4 million. During the three months ended March 31, 2025 , purchases of other securities totaled $15.9 million and proceeds from other securities totaled $15.7 million. Purchases consisted primarily of FHLB stock, and proceeds consisted primarily of sales of FHLB stock. Changes in the Company’s FHLB stock holdings directly correlate to FHLB line of credit advances and paydowns.

FRB, FHLB and correspondent bank stock

At March 31, 2026 and December 31, 2025, the Company held FRB, FHLB and correspondent bank stock for regulatory or debt facility purposes. These are restricted securities which, lacking a market, are carried at cost. There have been no identified events or changes in circumstances that may have an adverse effect on the FRB, FHLB and correspondent bank stock carried at cost.

Convertible preferred stock

Other securities include convertible preferred stock without a readily determinable fair value. During the three months ended March 31, 2026 and 2025, the Company had no purchases of convertible preferred stock.

Equity method investments

Other securities also include equity method investments totaling $36.1 million and $32.4 million at March 31, 2026 and December 31, 2025, respectively. Purchases of equity method investments during the three months ended March 31, 2026 and 2025 totaled $2.2 million and $0.5 million, respectively. During the three months ended March 31, 2026 and 2025, the Company recorded net unrealized gains totaling $0.1 million and net unrealized losses totaling $0.3 million, respectively, on equity method investments. These gains and losses were recorded in other non-interest income in the Company’s consolidated statements of operations. Carrying values of equity method investments without a readily determinable fair value are updated periodically and impairments may be taken to reflect a new basis. The Company recorded no impairment related to equity method investments without a readily determinable fair value for the three months ended March 31, 2026 or the year ended December 31, 2025.

Equity securities with readily determinable fair values

Equity securities with readily determinable fair values are generally traded on an exchange and market prices are readily available. Unrealized gains or losses on equity securities with readily determinable fair values are recognized in other non-interest income in the Company’s consolidated statements of operations. During the three months ended March 31, 2026 and 2025, the Company sold $4.6 million and zero, respectively, of equity securities with readily determinable fair values, resulting in a realized loss totaling $0.7 million in the first quarter of 2026. During the three months ended March 31, 2026 and 2025, the Company recorded $0.1 million and zero, respectively, of unrealized losses from equity securities with readily determinable fair values.

Loans overview

At March 31, 2026, our loan portfolio was comprised of loans originated by the Company and loans that were acquired in connection with the Company’s acquisitions.

The table below shows the loan portfolio composition at the respective dates:

			March 31, 2026 vs.
			December 31, 2025
	March 31, 2026	December 31, 2025	% Change
Originated:
Commercial:
Commercial and industrial	$2,073,442	$1,948,331	6.4%
Municipal and non-profit	1,290,778	1,273,508	1.4%
Owner-occupied commercial real estate	892,378	950,270	(6.1)%
Food and agribusiness	185,368	208,009	(10.9)%
Total commercial	4,441,966	4,380,118	1.4%
Commercial real estate non-owner occupied	1,189,200	1,030,069	15.4%
Residential real estate	974,316	927,663	5.0%
Consumer	13,340	12,771	4.5%
Total originated	6,618,822	6,350,621	4.2%

Acquired:
Commercial:
Commercial and industrial	688,955	89,373	670.9%
Municipal and non-profit	246	253	(2.8)%
Owner-occupied commercial real estate	399,285	178,348	123.9%
Food and agribusiness	46,295	20,061	130.8%
Total commercial	1,134,781	288,035	294.0%
Commercial real estate non-owner occupied	1,350,322	552,359	144.5%
Residential real estate	506,257	242,036	109.2%
Consumer	1,304	305	327.5%
Total acquired	2,992,664	1,082,735	176.4%
Total loans	$9,611,486	$7,433,356	29.3%

The Company maintains a granular and well-diversified loan portfolio with self-imposed concentration limits. At March 31, 2026, loans totaled $9.6 billion, compared to $7.4 billion at December 31, 2025. The increase was driven by record quarterly loan fundings totaling $805.5 million on top of acquired Vista loans totaling $1.9 billion.

Our commercial and industrial loan portfolio is highly diversified across industry sectors and geography. At March 31, 2026, there were no industry sectors representing more than 15.0% of our total loan portfolio. Key sectors included government/non-profit loans of $1.0 billion, or 10.7% of total loans, and health care/hospital loans of $488.0 million, or 5.1% of total loans. The commercial and industrial portfolio also includes loans to companies that operate in the transportation industry. The transportation industry, trucking in particular, has experienced recent economic challenges. As a result of these industry challenges, some of the transportation loans may be subject to higher credit risk. The Company has intentionally reduced exposure to this industry to $130.1 million, or 1.4% of total loans, at March 31, 2026.

Non-owner occupied CRE loans were 163.1% of the Company’s risk based capital, or 26.4% of total loans, and no specific property type comprised more than 7.0% of total loans. The Company maintains limited exposure to non-owner occupied CRE retail properties and office properties, comprising 4.0% and 2.3% of total loans, respectively, including available credit. Multifamily loans totaled $324.9 million, including available credit, or 3.4% of total loans, as of March 31, 2026.

The agriculture industry continues to be impacted by volatile commodity prices and generally by higher input costs, combining to stress margins. Our food and agribusiness portfolio is 2.4% of total loans and is well-diversified across food production, crop and livestock types. Crop and livestock loans represent 0.7% of total loans. We have maintained relationships with food and agribusiness clients that generally possess low leverage and, correspondingly, low bank debt to assets, minimizing potential credit losses in the future.

New loan origination is a direct result of our ability to recruit and retain top banking talent, connect with clients in our markets and provide needed services at competitive rates. Loan fundings totaled $2.1 billion over the trailing 12 months, led by commercial loan fundings of $1.4 billion. Loan fundings during the three months ended March 31, 2026 totaled a record $805.5 million. Fundings are defined as closed-end funded loans and revolving lines of credit advances, net of any current period paydowns. Management utilizes this more conservative definition of fundings to better approximate the impact of fundings on loans outstanding and ultimately net interest income.

The following table represents new loan fundings for the periods presented:

	First quarter	Fourth quarter	Third quarter	Second quarter	First quarter
	2026	2025	2025	2025	2025
Commercial:
Commercial and industrial	$346,250	$237,813	$159,250	$133,402	$108,594
Municipal and non-profit	45,000	119,918	81,418	34,393	12,506
Owner occupied commercial real estate	49,556	66,798	42,362	47,233	37,762
Food and agribusiness	5,697	4,437	5,015	4,576	1,338
Total commercial	446,503	428,966	288,045	219,604	160,200
Commercial real estate non-owner occupied	268,021	96,482	81,136	56,770	65,254
Residential real estate	89,375	64,161	49,877	44,470	29,300
Consumer	1,583	1,399	2,142	1,823	970
Total	$805,482	$591,008	$421,200	$322,667	$255,724

Included in fundings are net fundings (paydowns) under revolving lines of credit totaling $65,273, $95,774, ($1,591), $15,490 and $21,752 for the periods noted in the table above, respectively.

The tables below show the contractual maturities of our total loans for the dates indicated:

	March 31, 2026
	Due within	Due after 1 but	Due after 5 but	Due after
	1 year	within 5 years	within 15 years	15 years	Total
Commercial:
Commercial and industrial	$603,912	$1,757,986	$358,793	$41,706	$2,762,397
Municipal and non-profit	22,437	205,723	707,203	355,661	1,291,024
Owner occupied commercial real estate	196,061	521,168	488,748	85,686	1,291,663
Food and agribusiness	32,486	106,188	77,250	15,739	231,663
Total commercial	854,896	2,591,065	1,631,994	498,792	5,576,747
Commercial real estate non-owner occupied	688,541	1,451,270	390,788	8,923	2,539,522
Residential real estate	102,999	223,676	225,884	928,014	1,480,573
Consumer	5,012	7,954	1,649	29	14,644
Total loans	$1,651,448	$4,273,965	$2,250,315	$1,435,758	$9,611,486

	December 31, 2025
	Due within	Due after 1 but	Due after 5 but	Due after
	1 year	within 5 years	within 15 years	15 years	Total
Commercial:
Commercial and industrial	$373,744	$1,358,943	$293,546	$11,471	$2,037,704
Municipal and non-profit	23,845	207,944	726,237	315,735	1,273,761
Owner occupied commercial real estate	170,825	428,000	448,893	80,900	1,128,618
Food and agribusiness	34,226	100,263	79,247	14,334	228,070
Total commercial	602,640	2,095,150	1,547,923	422,440	4,668,153
Commercial real estate non-owner occupied	415,208	792,312	365,852	9,056	1,582,428
Residential real estate	42,634	194,423	214,146	718,496	1,169,699
Consumer	4,173	7,440	1,463	—	13,076
Total loans	$1,064,655	$3,089,325	$2,129,384	$1,149,992	$7,433,356

The stated interest rate (which excludes the effects of non-refundable loan origination and commitment fees, net of costs and the accretion of fair value marks) of total loans with maturities over one year is as follows at the dates indicated:

	March 31, 2026
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate
Commercial:
Commercial and industrial	$510,798	5.01%	$1,638,946	6.67%	$2,149,744	6.25%
Municipal and non-profit(1)	1,270,871	4.26%	17,786	4.84%	1,288,657	4.33%
Owner occupied commercial real estate	296,485	4.19%	799,117	6.74%	1,095,602	6.43%
Food and agribusiness	23,402	7.07%	175,775	6.66%	199,177	6.70%
Total commercial	2,101,556	4.66%	2,631,624	6.68%	4,733,180	5.80%
Commercial real estate non-owner occupied	685,983	5.26%	1,164,998	6.26%	1,850,981	5.89%
Residential real estate	622,759	4.88%	754,815	5.57%	1,377,574	5.26%
Consumer	5,238	7.35%	4,394	6.79%	9,632	7.09%
Total loans with > 1 year maturity	$3,415,536	4.82%	$4,555,831	6.39%	$7,971,367	5.73%

	December 31, 2025
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate
Commercial:
Commercial and industrial	$319,305	5.97%	$1,344,655	6.57%	$1,663,960	6.46%
Municipal and non-profit(1)	1,250,767	4.24%	17,962	5.07%	1,268,729	4.31%
Owner occupied commercial real estate	244,861	4.33%	712,932	6.91%	957,793	6.46%
Food and agribusiness	20,817	6.85%	173,027	6.53%	193,844	6.56%
Total commercial	1,835,750	4.69%	2,248,576	6.66%	4,084,326	5.81%
Commercial real estate non-owner occupied	445,733	4.74%	721,486	6.06%	1,167,219	5.56%
Residential real estate	425,431	4.28%	701,634	5.53%	1,127,065	5.06%
Consumer	5,121	6.95%	3,782	6.72%	8,903	6.85%
Total loans with > 1 year maturity	$2,712,035	4.64%	$3,675,478	6.33%	$6,387,513	5.63%

(1)

Included in municipal and non-profit fixed-rate loans are loans totaling $396,411 and $365,224 that have been swapped to variable rates at current market pricing at March 31, 2026 and December 31, 2025, respectively. Included in the municipal and non-profit segment are tax-exempt loans totaling $1,035,809 and $1,013,078 with an FTE weighted average rate of 4.94% and 4.79% at March 31, 2026 and December 31, 2025, respectively.

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

Non-performing assets and past due loans

Non-performing assets consist of non-accrual loans and OREO. Interest income that would have been recorded had non-accrual loans performed in accordance with their original contract terms during the three months ended March 31, 2026 and 2025 was $0.6 million and $0.7 million, respectively.

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

The following table sets forth the non-performing assets and past due loans as of the dates presented:

	March 31, 2026	December 31, 2025
Non-performing loans	$29,990	$24,912
OREO	3,821	1,674
Total non-performing assets	$33,811	$26,586

Loans 90 days or more past due and still accruing interest	$26,858	$15,417
Non-accrual loans	29,990	24,912
Total past due and non-accrual loans	$56,848	$40,329

Loans 30-89 days past due and still accruing interest	$21,624	$11,961
Accruing modified loans	43,870	43,838
Allowance for credit losses	113,477	87,415
Non-performing loans to total loans	0.31%	0.34%
Total 90 days past due and still accruing interest and non-accrual loans to total loans	0.59%	0.54%
Total non-performing assets to total loans and OREO	0.35%	0.36%
ACL to non-performing loans	378.38%	350.90%

At March 31, 2026, non-performing loans to total loans improved three basis points to 0.31%, compared to December 31, 2025. Loans 30-89 days past due and still accruing interest were 0.22% and 0.16% of total loans at March 31, 2026 and December 31, 2025, respectively. Loans 90 days or more past due and still accruing interest were 0.28% and 0.21% of total loans at March 31, 2026 and December 31, 2025, respectively. Non-performing assets to total loans and OREO improved one basis point to 0.35%, during the three months ended March 31, 2026, compared to December 31, 2025.

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

At March 31, 2026 and December 31, 2025, the allowance for credit losses totaled $113.5 million and $87.4 million, respectively. As a result of the Vista acquisition, the Company recorded $29.5 million of allowance for credit losses for the loans acquired. The remaining increase during the three months ended March 31, 2026, excluding net charge-offs, was primarily driven by loan growth. Specific reserves on individually evaluated loans totaled $14.4 million at March 31, 2026, compared to $8.1 million at December 31, 2025.

Net charge-offs on loans during the three months ended March 31, 2026 totaled $7.7 million. The ratio of annualized net charge-offs to average total loans totaled 0.34%. Net charge-offs on loans during the three months ended March 31, 2025 totaled $15.1 million, and the ratio of annualized net charge-offs to average total loans totaled 0.80%.

The Company has elected to exclude AIR from the ACL calculation. As of March 31, 2026 and December 31, 2025, AIR from loans totaled $51.9 million and $38.3 million, respectively. When a loan is placed on non-accrual, any recorded AIR is reversed against interest income.

Total ACL

After considering the above-mentioned factors, we believe that the ACL of $113.5 million is adequate to cover estimated lifetime losses inherent in the loan portfolio at March 31, 2026. However, it is likely that future adjustments to the ACL will be necessary. Any changes to the underlying assumptions, circumstances or estimates, including but not limited to changes in the underlying macro-economic forecast, used in determining the ACL, could negatively or positively affect the Company’s results of operations, liquidity or financial condition.

The following schedule presents, by class stratification, the changes in the ACL during the periods listed:

	As of and for the three months ended
	March 31, 2026		March 31, 2025
	Total ACL	% NCOs(1)	Total ACL	% NCOs(1)
Beginning allowance for credit losses	$87,415		$94,455
Allowance for credit loss at acquisition	29,462		—
Charge-offs:
Commercial	(7,451)	0.33%	(13,569)	0.72%
Commercial real estate non owner-occupied	—	0.00%	(1,467)	0.08%
Residential real estate	(52)	0.00%	—	0.00%
Consumer	(254)	0.01%	(215)	0.01%
Total charge-offs	(7,757)		(15,251)
Recoveries	57		138
Net charge-offs	(7,700)	0.34%	(15,113)	0.80%
Provision expense for credit losses on loans	4,300		10,850
Ending allowance for credit losses	$113,477		$90,192
Ratio of ACL to total loans outstanding at period end	1.18%		1.18%
Ratio of ACL to total non-performing loans at period end	378.38%		260.52%
Total loans	$9,611,486		$7,646,296
Average total loans outstanding during the period	9,255,883		7,660,974
Non-performing loans	29,990		34,620

(1)	Ratio of annualized net charge-offs to average total loans.

The Company continues to prudently manage credit risk, further strengthening our credit profile through proactive monitoring. During the three months ended March 31, 2026, the Company recorded provision expense for credit losses on loans totaling $4.0 million, including $4.3 million provision expense for funded loans and $0.3 million of provision release for unfunded loan commitments. During the three months ended March 31, 2025, the Company recorded provision expense for credit losses totaling $10.2 million, including $10.9 million of provision expense for funded loans and $0.7 million of provision release for unfunded loan commitments.

The following tables present the allocation of the ACL and the percentage of the total amount of loans in each loan category listed as of the dates presented:

	March 31, 2026
				ACL as a %
	Total loans	% of total loans	Related ACL	of total ACL
Commercial	$5,576,747	58.0%	$55,369	48.8%
Commercial real estate non-owner occupied	2,539,522	26.4%	38,030	33.5%
Residential real estate	1,480,573	15.4%	19,792	17.4%
Consumer	14,644	0.2%	286	0.3%
Total	$9,611,486	100.0%	$113,477	100.0%

	December 31, 2025
				ACL as a %
	Total loans	% of total loans	Related ACL	of total ACL
Commercial	$4,668,153	62.8%	$47,482	54.3%
Commercial real estate non-owner occupied	1,582,428	21.3%	23,076	26.4%
Residential real estate	1,169,699	15.7%	16,597	19.0%
Consumer	13,076	0.2%	260	0.3%
Total	$7,433,356	100.0%	$87,415	100.0%

Deposits

Deposits from banking clients serve as a primary funding source for our banking operations, and our ability to gather and manage deposit levels is critical to our success. Deposits not only provide a lower-cost funding source for our loans, but also provide a foundation for the client relationships that are critical to future loan growth. We maintain a granular and well diversified deposit base with no exposure to venture capital or crypto deposits. The following table presents information regarding our deposit composition at March 31, 2026 and December 31, 2025:

					Increase (decrease)
	March 31, 2026		December 31, 2025		Amount	% Change
Non-interest bearing demand deposits	$2,573,213	24.6%	$2,204,241	26.6%	$368,972	16.7%
Interest bearing demand deposits	1,546,569	14.8%	1,237,006	14.9%	309,563	25.0%
Savings accounts	637,353	6.1%	610,004	7.3%	27,349	4.5%
Money market accounts	4,406,828	42.1%	3,091,612	37.3%	1,315,216	42.5%
Total transaction deposits	9,163,963	87.6%	7,142,863	86.1%	2,021,100	28.3%
Time deposits < $250,000	906,633	8.7%	825,624	10.0%	81,009	9.8%
Time deposits ≥ $250,000	388,248	3.7%	324,147	3.9%	64,101	19.8%
Total time deposits	1,294,881	12.4%	1,149,771	13.9%	145,110	12.6%
Total deposits	$10,458,844	100.0%	$8,292,634	100.0%	$2,166,210	26.1%

The following table shows uninsured time deposits by scheduled maturity as of March 31, 2026:

March 31, 2026
Three months or less	$75,774
Over 3 months through 6 months	85,859
Over 6 months through 12 months	133,953
Thereafter	26,734
Total uninsured time deposits	$322,320

At March 31, 2026 and December 31, 2025, time deposits that were scheduled to mature within 12 months totaled $1.2 billion and $1.0 billion, respectively. Of the time deposits scheduled to mature within 12 months at March 31, 2026, $363.2 million were in denominations of $250 thousand or more, and $813.2 million were in denominations less than $250 thousand. Approximately 63% of our total deposits were FDIC insured at March 31, 2026. Additionally, the Company participates in the IntraFi Cash Service program, which allows depositors to receive reciprocal FDIC insurance coverage. The Company had $1.0 billion and $0.8 billion of deposits in the program as of March 31, 2026 and December 31, 2025, respectively.

Long-term debt

During February 2026, the Company closed a public offering of fixed-to-floating rate subordinated notes totaling $150.0 million. The balance on the notes at March 31, 2026, net of long-term debt issuance costs of $2.7 million, totaled $147.3 million. During the three months ended March 31, 2026, interest expense totaling $1.2 million was recorded in the consolidated statements of operations. From the issue date to February 15, 2031, or the date of earlier redemption, the Company will pay interest on the notes semi-annually in arrears on February 15 and August 15 of each year, commencing on August 15, 2026, at a fixed annual interest rate equal to 5.875%. From February 15, 2031 to the maturity date, or the date of earlier redemption, the floating interest rate per annum will be equal to the three-month term SOFR plus a spread of 241 basis points, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, commencing on May 15, 2031. The notes will mature on February 15, 2036. The Company may, at its option, redeem the notes in whole or in part beginning with the interest payment date of February 15, 2031 and on any interest payment date thereafter. The Company deployed the net proceeds from the sale of the notes for general corporate purposes.

The Company also holds a fixed-to-floating rate note totaling $40.0 million. The balance on the note at March 31, 2026 and December 31, 2025, net of long-term debt issuance costs totaling $0.1 million, totaled $40.0 million. Interest expense totaling $0.3 million was recorded in the consolidated statements of operations for both the three months ended March 31, 2026 and 2025. The note is subordinated, unsecured and matures on November 15, 2031. Payments consist of interest only. Interest expense on the note is payable semi-annually in arrears and will bear interest at 3.00% per annum until November 15, 2026 (or any earlier redemption date). From November 15, 2026 until November 15, 2031 (or any earlier redemption date) payments will be made quarterly in arrears, and the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month term SOFR plus 203 basis points. The Company deployed the net proceeds from the sale of the note for general corporate purposes. Prior to November 5, 2026, the Company may redeem the note only under certain limited circumstances. Beginning on November 5, 2026 through maturity, the note may be redeemed, at the Company’s option, on any scheduled interest payment date. Any redemption by the Company would be at a redemption price equal to 100% of the principal amount of the note being redeemed, together with any accrued and unpaid interest on the note being redeemed up to but excluding the date of redemption. The note is not subject to redemption at the option of the holder.

As part of the acquisition of BOJH on October 1, 2022, the Company assumed three subordinated fixed-to-floating rate notes totaling $15.0 million. The balance on the notes at March 31, 2026 and December 31, 2025, net of the fair value adjustment from the acquisition, totaled $15.0 million. Interest expense related to the notes totaling $0.1 million was recorded in the consolidated statements of operations during the three months ended March 31, 2026 and 2025. The three notes, containing similar terms, are subordinated, unsecured and mature on June 15, 2031. Payments consist of interest only. Interest expense on the notes is payable semi-annually in arrears and will bear interest at 3.75% per annum until June 15, 2026 (or any earlier redemption date). From June 15, 2026 until June 15, 2031 (or any earlier redemption date) payments will be made quarterly in arrears, and the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month term SOFR plus 306 basis points. Prior to June 15, 2026, the Company may redeem the notes only under certain limited circumstances. Beginning on June 15, 2026 through maturity, the notes may be redeemed, at the Company’s option, on any scheduled interest payment date. Any redemption by the Company would be at a redemption price equal to 100% of the principal amount of the notes being redeemed, together with any accrued and unpaid interest on the notes being redeemed up to but excluding the date of redemption. The notes are not subject to redemption at the option of the holder.

Other borrowings

As of March 31, 2026 and December 31, 2025, the Company sold securities under agreements to repurchase totaling $17.0 million and $17.4 million, respectively. In addition, as a member of the FHLB, the Company has access to a line of credit and term financing from the FHLB with total available credit of $2.0 billion at March 31, 2026. The Company may utilize the FHLB line of credit as a funding mechanism for originated loans and loans held for sale. At March 31, 2026 and December 31, 2025, NBH Bank had no outstanding borrowings from the FHLB. The Company may pledge investment securities and loans as collateral for FHLB advances. There were no investment securities pledged at March 31, 2026 or December 31, 2025. Loans pledged were $3.6 billion and $2.4 billion at March 31, 2026 and December 31, 2025, respectively. The Company incurred $0.1 million and $1.1 million of interest expense related to FHLB advances or other short-term borrowings for the three months ended March 31, 2026 and 2025, respectively.

Regulatory Capital

Our subsidiary banks and the holding company are subject to the regulatory capital adequacy requirements of the Federal Reserve Board and the FDIC, as applicable. Failure to meet the minimum capital requirements can initiate certain mandatory and possibly further discretionary actions by regulators that could have a material adverse effect on us. At March 31, 2026 and December 31, 2025, our subsidiary banks and the consolidated holding company exceeded all capital ratio requirements under prompt corrective action and other regulatory requirements, as further detailed in note 10 of our consolidated financial statements.

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

Overview of results of operations

Net income totaled $20.8 million and $24.2 million, or $0.46 and $0.63 per diluted share, during the three months ended March 31, 2026 and 2025, respectively. Pre-provision net revenue FTE totaled $32.1 million and $42.0 million during the three months ended March 31, 2026 and 2025, respectively. The return on average tangible assets was 0.79% and 1.09% during the three months ended March 31, 2026 and 2025, respectively, and the return on average tangible common equity was 7.75% and 10.64%, respectively.

Adjusting for pre-tax acquisition-related and restructuring expenses totaling $15.3 million, net income totaled $32.6 million, or $0.72 per diluted share, during the three months ended March 31, 2026. The adjusted return on average tangible assets was 1.20% during the three months ended March 31, 2026, and the adjusted return on average tangible common equity was 11.79%.

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

The table below presents the components of net interest income on an FTE basis for the three months ended March 31, 2026 and 2025.

	For the three months ended			For the three months ended
	March 31, 2026			March 31, 2025
	Average balance	Interest	Average rate	Average balance	Interest	Average rate
Interest earning assets:
Originated loans FTE(1)(2)(3)	$6,324,783	$97,058	6.22%	$6,335,931	$102,221	6.54%
Acquired loans	2,948,300	49,815	6.85%	1,351,726	19,547	5.86%
Loans held for sale	18,556	284	6.21%	19,756	349	7.16%
Investment securities available-for-sale	694,048	5,001	2.88%	716,938	4,617	2.58%
Investment securities held-to-maturity	691,109	5,150	2.98%	635,961	4,120	2.59%
Other securities	37,111	516	5.56%	31,386	480	6.12%
Interest earning deposits	375,473	3,509	3.79%	48,206	539	4.53%
Total interest earning assets FTE(2)	$11,089,380	$161,333	5.90%	$9,139,904	$131,873	5.85%
Cash and due from banks	$99,579			$77,237
Other assets	1,040,484			794,374
Allowance for credit losses	(97,098)			(95,492)
Total assets	$12,132,345			$9,916,023
Interest bearing liabilities:
Interest bearing demand, savings and money market deposits	$6,321,115	$37,187	2.39%	$5,027,052	$32,511	2.62%
Time deposits	1,329,219	11,182	3.41%	1,035,983	8,756	3.43%
Federal Home Loan Bank advances	8,333	152	7.40%	107,151	1,105	4.18%
Other borrowings(4)	29,978	124	1.68%	50,277	382	3.08%
Long-term debt, net	135,277	1,704	5.11%	54,539	518	3.85%
Total interest bearing liabilities	$7,823,922	$50,349	2.61%	$6,275,002	$43,272	2.80%
Demand deposits	$2,477,131			$2,197,300
Other liabilities	152,030			119,806
Total liabilities	10,453,083			8,592,108
Shareholders’ equity	1,679,262			1,323,915
Total liabilities and shareholders’ equity	$12,132,345			$9,916,023
Net interest income FTE(2)		$110,984			$88,601
Interest rate spread FTE(2)			3.29%			3.05%
Net interest earning assets	$3,265,458			$2,864,902
Net interest margin FTE(2)			4.06%			3.93%
Average transaction deposits	$8,798,246			$7,224,352
Average total deposits	10,127,465			8,260,335
Ratio of average interest earning assets to average interest bearing liabilities	141.74%			145.66%

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Presented on an FTE basis using the statutory tax rate of 21% for all periods presented. The taxable equivalent adjustments included above are $2,182 and $1,910 for the three months ended March 31, 2026 and 2025, respectively.

(3)	Loan fees included in interest income totaled $3,711 and $3,323 for the three months ended March 31, 2026 and 2025, respectively.
(4)	Other borrowings includes securities sold under agreements to repurchase and cash collateral received from counterparties in connection with derivative swap agreements.

Net interest income on an FTE basis increased $22.4 million, or 25.3%, to $111.0 million during the three months ended March 31, 2026, compared to the same period in the prior year. During the three months ended March 31, 2026, the FTE net interest margin expanded 13 basis points to 4.06%, compared to the three months ended March 31, 2025, driven by a five basis point increase in earning asset yields and a nine basis point improvement in the cost of funds. During the three months ended March 31, 2026, the cost of funds improved nine basis points to 1.98%, compared to the three months ended March 31, 2025.

Average loans comprised $9.3 billion, or 83.6%, of total average interest earning assets during the three months ended March 31, 2026. During the three months ended March 31, 2025, average loans comprised $7.7 billion, or 84.1%, of total average interest earning assets. Average acquired loans increased $1.6 billion as a result of the Vista acquisition.

Average investment securities comprised 12.5% and 14.8% of total interest earning assets during the three months ended March 31, 2026 and 2025, respectively. Average interest bearing cash balances totaled $375.5 million and $48.2 million during the three months ended March 31, 2026 and 2025, respectively.

Average interest bearing liabilities increased $1.5 billion during the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase was primarily driven by higher interest bearing demand, savings and money market deposits totaling $1.3 billion, time deposits totaling $293.2 million, and long-term debt totaling $80.7 million. The increase was partially offset by decreases in FHLB advances totaling $98.8 million and other borrowings totaling $20.3 million.

The Vista acquisition added $2.2 billion of total deposits, including $2.0 of transaction deposits and $0.2 billion of time deposits on January 7, 2026.

The following table summarizes the changes in net interest income on an FTE basis by major category of interest earning assets and interest bearing liabilities, identifying changes related to volume and changes related to rates for the three months ended March 31, 2026, compared to the three months ended March 31, 2025:

	Three months ended March 31, 2026
	compared to
	Three months ended March 31, 2025
	(Decrease) increase due to
	Volume	Rate	Net
Interest income:
Originated loans FTE(1)(2)(3)	$(171)	$(4,992)	$(5,163)
Acquired loans	26,976	3,292	30,268
Loans held for sale	(18)	(47)	(65)
Investment securities available-for-sale	(165)	549	384
Investment securities held-to-maturity	411	619	1,030
Other securities	80	(44)	36
Interest earning deposits	3,058	(88)	2,970
Total interest income	$30,171	$(711)	$29,460
Interest expense:
Interest bearing demand, savings and money market deposits	$7,613	$(2,937)	$4,676
Time deposits	2,467	(41)	2,426
Federal Home Loan Bank advances	(1,803)	850	(953)
Other borrowings(4)	(84)	(174)	(258)
Long-term debt, net	1,017	169	1,186
Total interest expense	9,210	(2,133)	7,077
Net change in net interest income	$20,961	$1,422	$22,383

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Presented on an FTE basis using the statutory tax rate of 21% for all periods presented. The taxable equivalent adjustments included above are $2,182 and $1,910 for the three months ended March 31, 2026 and 2025, respectively.

(3)	Loan fees included in interest income totaled $3,711 and $3,323 for the three months ended March 31, 2026 and 2025, respectively.
(4)	Other borrowings includes securities sold under agreements to repurchase and cash collateral received from counterparties in connection with derivative swap agreements.

Below is a breakdown of average deposits and the average rates paid during the periods indicated:

	For the three months ended
	March 31, 2026		March 31, 2025
		Average		Average
	Average	rate	Average	rate
	balance	paid	balance	paid
Non-interest bearing demand	$2,476,347	0.00%	$2,197,300	0.00%
Interest bearing demand	1,542,446	2.07%	1,356,864	2.41%
Money market accounts	4,143,468	2.72%	3,044,138	3.04%
Savings accounts	635,985	0.99%	626,050	1.04%
Time deposits	1,329,219	3.41%	1,035,983	3.43%
Total average deposits	$10,127,465	1.94%	$8,260,335	2.03%

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

The Company recorded provision expense for credit losses totaling $4.0 million, including $4.3 million provision expense for funded loans and $0.3 million of provision release for unfunded loan commitments, during the three months ended March 31, 2026. Provision expense for credit losses during the three months ended March 31, 2026 was primarily driven by loan growth during the quarter. During the three months ended March 31, 2025, the Company recorded provision expense for credit losses totaling $10.2 million, including $10.9 million of provision expense for funded loans and $0.7 million of provision release for unfunded loan commitments. The allowance for credit losses totaled 1.18% of total loans at March 31, 2026 and 2025.

Non-interest income

The table below details the components of non-interest income for the periods presented:

	For the three months ended March 31,		2026 vs 2025
			Increase (decrease)
	2026	2025	Amount	% Change
Service charges	$4,192	$4,118	$74	1.8%
Bank card fees	4,334	4,194	140	3.3%
Mortgage banking income	2,742	3,315	(573)	(17.3)%
Bank-owned life insurance income	887	764	123	16.1%
Gain on security sales	246	—	246	100.0%
Other non-interest income	5,578	2,985	2,593	86.9%
Total non-interest income	$17,979	$15,376	$2,603	16.9%

Non-interest income totaled $18.0 million for the three months ended March 31, 2026, compared to $15.4 million for the three months ended March 31, 2025. The increase was primarily driven by increases in our diversified sources of fee income including swap fee income, Cambr fee income, and trust income.

Non-interest expense

The table below details the components of non-interest expense for the periods presented:

	For the three months ended March 31,		2026 vs 2025
			Increase (decrease)
	2026	2025	Amount	% Change
Salaries and benefits	$56,970	$34,362	$22,608	65.8%
Occupancy and equipment	15,834	10,837	4,997	46.1%
Data processing	7,653	4,401	3,252	73.9%
Marketing and business development	1,504	946	558	59.0%
FDIC deposit insurance	1,358	1,326	32	2.4%
Bank card expenses	1,078	1,103	(25)	(2.3)%
Professional fees	2,232	1,423	809	56.9%
Other non-interest expense	7,744	5,642	2,102	37.3%
Other intangible assets amortization	2,464	1,977	487	24.6%
Total non-interest expense	$96,837	$62,017	$34,820	56.1%

During the three months ended March 31, 2026, non-interest expense totaled $96.8 million, compared to $62.0 million during the three months ended March 31, 2025. Non-interest expense during the three months ended March 31, 2026 included $15.3 million of acquisition and restructuring expenses. Excluding these items, the current quarter adjusted non-interest expense totaled $81.5 million, increasing from the first quarter of 2025 primarily due to an increase in core operating expense growth from our recent acquisition. Occupancy and equipment expense increased $5.0 million primarily driven by the 2UniFi capitalized asset depreciation in connection with the launch of 2UniFi in the third quarter of 2025.

Income taxes

Income tax expense totaled $5.2 million and $5.6 million for the three months ended March 31, 2026 and 2025, respectively. The effective tax rate for the three months ended March 31, 2026 and 2025 was 19.9% and 18.8%, respectively.

Additional information regarding income taxes can be found in note 18 of our audited consolidated financial statements in our 2025 Annual Report on Form 10-K.

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

The Company’s primary sources of funds include revenue from interest income and noninterest income as well as cash flows from loan repayments, payments from securities related to maturities and amortization, the sale of loans, and funds generated by deposits, in addition to the use of funds from debt offerings.

On-balance sheet liquidity is represented by our cash and cash equivalents, and unencumbered investment securities, and is detailed in the table below as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Cash and due from banks	$472,791	$417,058
Unencumbered investment securities, at fair value	608,869	466,935
Total	$1,081,660	$883,993

Total on-balance sheet liquidity increased $197.7 million at March 31, 2026, compared to December 31, 2025, due to higher unencumbered investment securities of $142.0 million and higher cash and due from banks of $55.7 million. As of March 31, 2026, approximately $745.5 million of investment securities were pledged to secure client deposits and repurchase agreements.

The Company’s investment portfolio remains positioned in liquid and readily marketable instruments and is a significant source of on-balance sheet collateral to secure borrowing capacity. Our investment securities portfolio is evaluated under established Asset and Liability Committee objectives and is structured as a liquidity portfolio, and only security fair values are used for the liquidity assessment. The fair value of total investment securities was $1.3 billion at March 31, 2026, compared to $1.1 billion at December 31, 2025. As of March 31, 2026, the fair value was inclusive of pre-tax net unrealized losses of $62.3 million on the available-for-sale securities portfolio. Additionally, our held-to-maturity securities portfolio had $58.3 million of pre-tax net unrealized losses. The gross unrealized gains and losses are detailed in note 4 of our consolidated financial statements. As of March 31, 2026, our investment securities portfolio consisted primarily of MBS, all of which were issued or guaranteed by U.S. government agencies or sponsored enterprises. The anticipated repayments and marketability of these securities offer substantial resources and flexibility to meet new loan demand, reinvest in the investment securities portfolio, or provide optionality for reductions in our deposit funding base. At March 31, 2026, the duration of the investment securities portfolio was 3.4 years and the weighted average life was 4.1 years.

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

	March 31, 2026	December 31, 2025
Available FHLB borrowing capacity	$1,991,667	$1,536,090
Federal Reserve Bank discount window	1,808,998	1,416,059
Total off-balance sheet funds available	$3,800,665	$2,952,149

The Company had pledged $6.0 billion and $4.3 billion of loans as collateral to the FHLB and FRB discount window at March 31, 2026 and December 31, 2025, respectively. FHLB borrowing capacity totaled $2.0 billion and $1.5 billion at March 31, 2026 and December 31, 2025, respectively. At March 31, 2026, the Company had no outstanding FHLB borrowings, leaving undrawn borrowing capacity of $2.0 billion. At December 31, 2025, there were no outstanding borrowings with the FHLB, leaving undrawn borrowing capacity of $1.5 billion. At March 31, 2026, the Company’s available secured and committed borrowing capacity at the FHLB and Federal Reserve totaled $3.8 billion, compared to $3.0 billion at December 31, 2025.

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

Our primary uses of funds are loan fundings, investment security purchases, withdrawals of deposits, capital expenditures, operating expenses, and share repurchases. Additionally, $89.0 million was paid as cash consideration in connection with the Vista acquisition on January 7, 2026.

At present, financing activities primarily consist of changes in deposits and repurchase agreements, and advances from the FHLB, in addition to the payment of dividends and the repurchase of our common stock. Maturing time deposits represent a potential use of funds. As of March 31, 2026, $1.2 billion of time deposits were scheduled to mature within 12 months. Based on the current interest rate environment and market conditions, our consumer banking strategy is to focus on attracting and maintaining both lower-cost transaction accounts and time deposits.

During the first quarter of 2026, the Company issued and sold $150.0 million aggregate principal amount of 5.875% fixed-to-floating rate subordinated notes at a public offering price equal to 100% of the aggregate principal amount of the notes. The net proceeds from the sale of the notes to the Company were approximately $147.3 million, after giving effect to the underwriting discount of 1.25% and estimated expenses of the offering of the notes. The Company intends to use the net proceeds for general corporate purposes.

The Company also holds other fixed-to-floating notes. The balance on all subordinated notes totaled $202.1 million and $54.5 million at March 31, 2026 and December 31, 2025, respectively.

Capital

Under the Basel III requirements, at March 31, 2026, the Company, NBH Bank and BOJHT met all capital adequacy requirements, and the Banks had regulatory capital ratios in excess of the levels established for well-capitalized institutions. For more information on regulatory capital, see note 10 in our consolidated financial statements.

Our shareholders’ equity is impacted by earnings, changes in unrealized gains and losses on securities, net of tax, stock-based compensation activity, share repurchases, shares issued in connection with acquisitions and the payment of dividends. On January 7, 2026, the Company issued 7.3 million new shares of common stock as part of the consideration related to the Vista acquisition.

The Board of Directors has authorized multiple programs to repurchase shares of the Company’s common stock from time to time either in the open market or in privately negotiated transactions in accordance with applicable regulations of the SEC. On January 27, 2026, the Company announced that its Board of Directors authorized a new stock repurchase program under which the Company may repurchase up to $100.0 million of its common stock. The new program replaces in its entirety the stock repurchase program that was authorized by the Board of Directors and announced on May 9, 2023. The timing and amount of any share repurchases will be determined by the Company’s management based on market conditions and other factors. No time limit has been set for completion of the program. During the three months ended March 31, 2026, the Company repurchased 401,869 shares of common stock for $16.1 million at a weighted average price per share of $40.07. The remaining authorization under the program as of March 31, 2026 was $83.9 million.

On May 7, 2026, our Board of Directors declared a quarterly dividend of $0.32 per common share, payable on June 15, 2026 to shareholders of record at the close of business on May 29, 2026.

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

Our interest rate risk model indicated that the Company was in a slightly asset sensitive position in terms of interest rate sensitivity at March 31, 2026. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 100 and

200 basis point decrease in interest rates on net interest income based on the interest rate risk model at March 31, 2026 and December 31, 2025:

Hypothetical
shift in interest	% change in projected net interest income
rates (in bps)	March 31, 2026	December 31, 2025
200	4.16%	4.65%
100	2.09%	2.36%
(100)	(1.08)%	(1.95)%
(200)	(1.19)%	(3.13)%

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

As part of the asset/liability management strategy to manage primary market risk exposures expected to be in effect in future reporting periods, management has executed interest rate derivatives primarily using floors and collars. For further discussion of the Company’s derivative contracts refer to note 15. The strategy with respect to liabilities has been to continue to emphasize transaction deposit growth, particularly non-interest or low interest bearing non-maturing deposit accounts while building long-term client relationships. Non-maturing deposit accounts totaled 87.6% of total deposits at March 31, 2026, compared to 86.1% at December 31, 2025.

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

Off-Balance Sheet Activities

In the normal course of business, we are a party to various contractual obligations, commitments and other off-balance sheet activities that contain credit, market, and operational risk that are not required to be reflected in our consolidated financial statements. The most significant of these are the loan commitments that we enter into to meet the financing needs of clients, including commitments to extend credit, commercial and consumer lines of credit and standby letters of credit. As of March 31, 2026 and December 31, 2025, we had loan commitments totaling $1.4 billion and $1.1 billion, respectively, and standby letters of credit totaling $125.8 million and $8.0 million, respectively. Unused commitments do not necessarily represent future credit exposure or cash requirements, as commitments often expire without being drawn upon.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information called for by this item is provided under the caption Asset/Liability Management and Interest Rate Risk in Part I, Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.

Item 4. CONTROLS AND PROCEDURES.

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of March 31, 2026. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.

On January 7, 2026, the Company completed the acquisition of Vista. The Company is in the process of incorporating Vista’s internal controls and procedures into its internal controls over financial reporting.

Other than mentioned above, there were no changes made in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, during the most recently completed fiscal quarter.

PART II: OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

From time to time, we are a party to ordinary routine litigation matters incidental to the conduct of our business. We are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, prospects, financial condition, liquidity, results of operation, cash flows or capital levels.

Item 1A. RISK FACTORS.

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended March 31, 2026, the Company did not sell any unregistered equity securities.

Issuer Purchases of Equity Securities

				Maximum
			Total number of	approximate dollar
			shares purchased	value of shares
			as part of publicly	that may yet be
	Total number	Average price	announced plans	purchased under the
Period	of shares purchased	paid per share	or programs	plans or programs(3)
January 1 - January 31, 2026	—	$—	—	$100,000,000
February 1 - February 28, 2026(1)	70,264	40.02	65,401	97,389,820
March 1 - March 31, 2026(2)	345,947	40.10	336,468	83,896,522
Total	416,211	40.09	401,869

(1)

Of the shares repurchased in February 2026, 4,863 shares were not purchased through a publicly announced plan. Rather, these shares were repurchased at the then current market value in conjunction with employee stock option exercises, settlements of restricted stock and tax withholdings.

(2)

Of the shares repurchased in March 2026, 9,479 shares were not purchased through a publicly announced plan. Rather, these shares were repurchased at the then current market value in conjunction with employee stock option exercises, settlements of restricted stock and tax withholdings.

(3)

On January 27, 2026, the Company announced that its Board of Directors authorized a program to repurchase up to $100.0 million of the Company’s stock from time to time in either the open market or through privately negotiated transactions. During the three months ended March 31, 2026, the Company repurchased 401,869 shares of common stock for $16.1 million at a weighted average price per share of $40.07. The remaining authorization under the program as of March 31, 2026 was $83.9 million.

Item 5. OTHER INFORMATION.

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(c) of Regulation S-K.

Item 6. EXHIBITS.

3.1	Second Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to our Form S-1 Registration Statement (Registration No. 333-177971), filed August 22, 2012)

3.2	Second Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q, filed on November 7, 2014)

4.1	Form of 5.875% Subordinated Note due 2036 (incorporated herein by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated and filed on February 11, 2026)

4.2

Indenture, dated February 11, 2026, by and between National Bank Holdings Corporation and U.S. Bank Trust Company, National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K dated and filed on February 11, 2026)

4.3

First Supplemental Indenture, dated February 11, 2026, between National Bank Holdings Corporation and U.S. Bank Trust Company, National Association, as Trustee (incorporated herein by reference to Exhibit 4.2 to our Current Report on Form 8-K dated and filed on February 11, 2026)

10.1

Employment Agreement, dated September 15, 2025, by and between John D. Steinmetz and National Bank Holdings Corporation (incorporated herein by reference to Exhibit 10.9 to our annual report on Form 10-K filed February 24, 2026)˄

10.2

Form of National Bank Holdings Corporation 2023 Omnibus Incentive Plan Restricted Stock Award Agreement 1/2026 (Laney and Birkans) (incorporated herein by reference to Exhibit 10.27 to our annual report on Form 10-K filed February 24, 2026)˄

10.3	National Bank Holdings Corporation 2026 Inducement Plan (incorporated herein by reference to Exhibit 99.1 of our Registration Statement on Form S-8 filed on January 30, 2026)˄

10.4

Form of National Bank Holdings Corporation 2026 Inducement Plan Restricted Stock Award Agreement (Executive Officer) (incorporated herein by reference to Exhibit 10.29 to our annual report on Form 10-K filed February 24, 2026)˄

10.5	Form of National Bank Holdings Corporation 2026 Inducement Plan Performance Share Unit Award Agreement (Executive Officer) (filed herewith)˄

10.6	Vista Bank Equity Incentive Plan (incorporated herein by reference to Exhibit 99.1 of our Registration Statement on Form S-8 filed on January 7, 2026)˄

10.7	Vista Bank Equity Incentive Plan – Restricted Stock Award Agreement with John D. Steinmetz (incorporated herein by reference to Exhibit 10.9 to our annual report on Form 10-K filed February 24, 2026)˄

10.8

Transition Agreement by and between Christopher Randall and National Bank Holdings Corporation (incorporated herein by reference to Exhibit 10.32 to our annual report on Form 10-K filed February 24, 2026)˄

10.9	Form of National Bank Holdings Corporation 2023 Omnibus Incentive Plan Performance Stock Unit Award Agreement 3/2026 (For Management) (filed herewith)˄

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
˄	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Bank Holdings Corporation

By	/s/ Nicole Van Denabeele
Nicole Van Denabeele
Chief Financial Officer
(duly authorized officer and principal financial officer)

Date: May 7, 2026