Form 10-Q
period 2026-06-30
National Bank Holdings Corp
filed 2026-08-05
CIK 1475841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 31, 2026, the registrant had outstanding 44,539,547 shares of Class A voting common stock, each with $0.01 par value per share, excluding 814,941 shares of restricted Class A common stock issued but not yet vested.

GLOSSARY OF ACRONYMS, ABBREVIATIONS AND TERMS

ACL	Allowance for credit losses	GDP	Gross domestic product
The acquisition	The acquisition of Vista Bancshares, Inc.	GNMA	Government National Mortgage Association
AFS	Available-for-sale	GSE	Government sponsored entity
AIR	Accrued interest receivable	HPI	Home price index
AOCI	Accumulated other comprehensive income (loss)	HTM	Held-to-maturity
ASC	Accounting Standards Codification	Inducement Plan	National Bank Holdings Corporation 2026 Inducement Plan
ASPP	Associate Stock Purchase Plan	ISDA	International Swaps and Derivative Association
ASU	Accounting Standards Update	MBS	Mortgage-backed securities
ATM	Automated Teller Machine	MSR	Mortgage servicing right
Banks	NBH Bank and BOJHT, collectively	NBHC or the Company	National Bank Holdings Corporation and all controlled affiliates
BOJH	Bank of Jackson Hole	NCO	Net charge-offs
BOJHT[1]	Bank of Jackson Hole Trust	OCI	Other Comprehensive Income
Cambr	Cambr Solutions, LLC	Omnibus Plan	National Bank Holdings Corporation 2023 Omnibus Incentive Plan, as amended and restated May 7, 2026, as further amended, restated or supplemented
CECL	Current expected credit loss	OREO	Other real estate owned
CEO	Chief Executive Officer	PCD	Purchased credit deteriorated
Common stock	Class A common stock, par value $0.01 per share	PD	Probability of Default
CRE	Commercial real estate	PSL	Purchased seasoned loans
DCF	Discounted cash flow	PSU	Performance stock unit
EPS	Earnings Per Share	Repurchase	Repurchase the mortgage loans with identified defects, indemnify the investor or insurer, or reimburse the investor for credit loss incurred on the loan
Exchange Act	The Securities Exchange Act of 1934	ROTA	Return on tangible assets
FASB	Financial Accounting Standards Board	S&P	Standard and Poor’s
FDIC	Federal Deposit Insurance Corporation	SBA	Small Business Administration
Federal Reserve	Federal Reserve System	SBA Preferred Lender	An approved participant in the SBA Preferred Lender’s Program
FHA	Federal Housing Administration	SEC	Securities and Exchange Commission
FHLB	Federal Home Loan Bank	SOFR	Secured overnight financing rate
FHLMC	Federal Home Loan Mortgage Corporation	Topic 606	FASB ASC Topic 606
Fintech	Financial technology company	Transaction deposits	Demand, savings, and money market deposits
FNMA	Federal National Mortgage Association	TSR	Total shareholder return
FRB	Federal Reserve Bank	Vista	Vista Bancshares, Inc.
FTE	Fully taxable equivalent	Vista Equity Plan	Vista Bank Equity Incentive Plan
GAAP	Generally accepted accounting principles

(1)	Effective July 31, 2026, BOJHT changed its name to 2UniFi Bank. References to BOJHT throughout this report reflect the subsidiary’s legal name during the reporting period ended June 30, 2026. References in future filings will be updated to reflect the subsidiary’s new name, 2UniFi Bank.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements do not discuss historical facts but instead relate to expectations, beliefs, plans, predictions, forecasts, objectives, assumptions or future events or performance. Forward-looking statements are generally identified by words such as “anticipate,” “believe,” “can,” “would,” “should,” “could,” “may,” “predict,” “seek,” “potential,” “will,” “estimate,” “target,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “intend,” “goal,” “focus,” “maintains,” “future,” “ultimately,” “likely,” “ensure,” “strategy,” “objective,” and similar words or phrases. For example, our forward-looking statements include, without limitation, statements regarding our business plans, expectations or opportunities for growth; our anticipated financial performance, expenses, cash requirements and sources of liquidity; and our capital allocation strategies and plans. These statements are only predictions and involve estimates, known and unknown risks, assumptions and uncertainties. We have based these statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, liquidity, results of operations, business strategy and growth prospects.

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
●	susceptibility to credit risk and fluctuations in the value of real estate and other collateral securing a significant portion of our loan portfolio, including with regards to real estate acquired through foreclosure, and the accuracy of appraisals related to such real estate;
●	changes impacting monetary supply and the businesses of our clients and counterparties, including levels of market interest rates, inflation, currency values, monetary, fiscal, and international trade policy, and the volatility of trading markets, including as influenced by geopolitical risks and related economic uncertainty;
●	our ability to maintain sufficient liquidity to meet the requirements of deposit withdrawals and other business needs;
●	our desire to raise additional capital in connection with strategic growth initiatives and our ability to access the capital markets when desired or on favorable terms;
●	changes in the fair value of our investment securities due to market conditions outside of our control;
●	our investments in 2UniFi℠ and other fintechs and initiatives may subject us to material financial, reputational and strategic risks;
●	the allowance for credit losses and fair value adjustments may be insufficient to absorb losses in our loan portfolio;
●	any service interruptions, cyber incidents or other breaches relating to our technology systems, security systems or infrastructure or those of our third-party providers;
●	the occurrence of fraud or other financial crimes within our business;
●	competition from other financial services providers, including traditional financial institutions and fintechs, and the effects of disintermediation within the banking business including consolidation within the industry;
●	changes to federal government lending programs like the SBA’s Preferred Lender Program and the FHA’s insurance programs, including the impact of changes in regulations and budget appropriations on such programs;
●	impairment of our mortgage servicing rights, disruption in the secondary market for mortgage loans, declines in real estate values, or being required to repurchase mortgage loans or reimburse investors;

●	claims and litigation related to our fiduciary responsibilities in connection with our trust and wealth business;
●	our ability to manage and execute our organic growth and acquisition strategies, including our ability to realize the expected benefits of our acquisition strategies;
●	developments in technology, such as artificial intelligence, the success of our digital growth strategy, and our ability to incorporate innovative technologies in our business and provide products and services that satisfy our clients’ expectations for convenience and security;
●	our ability to integrate Vista Bank into our business may be more difficult, costly or time consuming than expected and we may fail to realize the anticipated benefits or cost savings of the acquisition;
●	failure to obtain regulatory approvals or consummate attractive acquisitions or continue to increase organic loan growth would restrict our growth plans;
●	the accuracy of projected operating results for assets and businesses we acquire;
●	our ability to comply with and manage costs related to extensive and potentially expanding government regulation and supervision, including current and future regulations affecting bank holding companies and depository institutions;
●	our ability to execute our capital allocation strategy, including paying dividends or repurchasing shares, given regulatory limitations;
●	the application of any increased assessment rates imposed by the FDIC;
●	claims or legal action brought against us by third parties or government agencies;
●	the loss of our executive officers and key personnel;
●	changes to federal, state and local laws and regulations along with executive orders applicable to our business, including tax laws; and
●	other factors, risks, trends and uncertainties described under “Part I, Item 1. Business,” “Part I, Item 1A. Risk Factors,” “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 and in our other filings with the SEC.

Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events or circumstances, except as required by applicable law.

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)

(In thousands, except share and per share data)

	June 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$380,696	$417,058
Investment securities available-for-sale (at fair value)	585,533	528,639
Investment securities held-to-maturity (fair value of $696,725 and $597,449 at June 30, 2026 and December 31, 2025, respectively)	758,223	651,732
Other securities	99,184	80,634
Loans	9,774,052	7,433,356
Allowance for credit losses	(110,271)	(87,415)
Loans, net	9,663,781	7,345,941
Loans held for sale	26,486	25,695
Other real estate owned	4,174	1,674
Premises and equipment, net	234,139	214,554
Goodwill	455,408	306,043
Intangible assets, net	64,631	48,337
Other assets	313,881	263,211
Total assets	$12,586,136	$9,883,518
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing demand deposits	$2,575,684	$2,204,241
Interest bearing demand deposits	1,568,250	1,237,006
Savings and money market	4,975,841	3,701,616
Time deposits	1,269,658	1,149,771
Total deposits	10,389,433	8,292,634
Securities sold under agreements to repurchase	20,239	17,350
Long-term debt, net	202,003	54,540
Federal Home Loan Bank advances	125,000	—
Other liabilities	180,357	133,880
Total liabilities	10,917,032	8,498,404
Shareholders’ equity:
Common stock, par value $0.01 per share: 400,000,000 shares authorized; 58,848,464 and 51,487,888 shares issued; and 44,537,718 and 37,772,516 shares outstanding at June 30, 2026 and December 31, 2025, respectively	588	515
Additional paid-in capital	1,460,627	1,171,581
Retained earnings	590,437	572,461
Treasury stock of 13,493,302 and 13,412,216 shares at June 30, 2026 and December 31, 2025, respectively, at cost	(333,131)	(315,397)
Accumulated other comprehensive loss, net of tax	(49,417)	(44,046)
Total shareholders’ equity	1,669,104	1,385,114
Total liabilities and shareholders’ equity	$12,586,136	$9,883,518

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share data)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Interest and dividend income:
Interest and fees on loans	$148,604	$120,238	$293,579	$240,445
Interest and dividends on investment securities	10,951	9,834	21,102	18,571
Dividends on other securities	684	466	1,200	946
Interest on interest bearing bank deposits	1,765	682	5,274	1,221
Total interest and dividend income	162,004	131,220	321,155	261,183
Interest expense:
Interest on deposits	48,900	41,845	97,269	83,112
Interest on borrowings	3,812	1,966	5,792	3,971
Total interest expense	52,712	43,811	103,061	87,083
Net interest income before provision for credit losses	109,292	87,409	218,094	174,100
Provision for credit loss expense	1,500	—	5,500	10,200
Net interest income after provision for credit losses	107,792	87,409	212,594	163,900
Non-interest income:
Service charges	4,501	4,127	8,693	8,245
Bank card fees	4,616	4,732	8,950	8,926
Mortgage banking income	2,423	2,547	5,165	5,862
Bank-owned life insurance income	903	776	1,790	1,540
Other non-interest income	7,323	4,884	12,901	7,869
Gain on security sales	—	—	246	—
Total non-interest income	19,766	17,066	37,745	32,442
Non-interest expense:
Salaries and benefits	54,366	37,746	111,336	72,108
Occupancy and equipment	16,154	9,436	31,988	20,273
Data processing	7,945	4,452	15,598	8,853
Marketing and business development	1,923	968	3,427	1,914
FDIC deposit insurance	1,402	990	2,760	2,316
Bank card expenses	1,317	1,268	2,395	2,371
Professional fees	3,002	1,680	5,234	3,103
Other non-interest expense	6,408	4,444	14,152	10,086
Other intangible assets amortization	2,433	1,947	4,897	3,924
Total non-interest expense	94,950	62,931	191,787	124,948
Income before income taxes	32,608	41,544	58,552	71,394
Income tax expense	6,118	7,522	11,269	13,141
Net income	$26,490	$34,022	$47,283	$58,253
Earnings per share—basic	$0.58	$0.89	$1.04	$1.52
Earnings per share—diluted	0.58	0.88	1.04	1.51
Common stock dividend	0.32	0.30	0.64	0.59
Weighted average number of common shares outstanding:
Basic	44,665,184	38,075,896	44,553,109	38,072,196
Diluted	44,915,790	38,151,810	44,761,348	38,186,660

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$26,490	$34,022	$47,283	$58,253
Other comprehensive (loss) income, net of tax:
Securities available-for-sale:
Net unrealized (losses) gains arising during the period, net of tax benefit (expense) of $420 and ($1,221) for the three months ended June 30, 2026 and 2025, respectively; and net of tax benefit (expense) of $1,375 and ($4,254) for the six months ended June 30, 2026 and 2025, respectively	(1,385)	3,912	(5,290)	13,628
Less: reclassification adjustment for loss (gain) on security sales realized in net income, net of tax expense of $57 and $0 for the six months ended June 30, 2026 and 2025, respectively.	—	—	(189)	—
Less: amortization of net unrealized holding losses to income, net of tax benefit of $0 and $1 for the three months ended June 30, 2026 and 2025, respectively; and net of tax benefit of $0 and $4 for the six months ended June 30, 2026 and 2025, respectively	—	(5)	—	(13)
Cash flow hedges:
Net unrealized gains arising during the period, net of tax expense of $18 and $69 for the three months ended June 30, 2026 and 2025, respectively; and net of tax expense of $282 and $460 for the six months ended June 30, 2026 and 2025, respectively	58	221	913	1,503
Less: reclassification adjustment for (gains) losses included in net income, net of tax expense (benefit) of $8 and ($3) for the three months ended June 30, 2026 and 2025, respectively; and net of tax expense of $247 and $299 for the six months ended June 30, 2026 and 2025, respectively	(24)	8	(805)	(989)
Other comprehensive (loss) income	(1,351)	4,136	(5,371)	14,129
Comprehensive income	$25,139	$38,158	$41,912	$72,382

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(In thousands, except share and per share data)

	For the three months ended June 30,
					Accumulated
		Additional			other
	Common	paid-in	Retained	Treasury	comprehensive
	stock	capital	earnings	stock	income (loss), net	Total
Balance, March 31, 2025	$515	$1,168,433	$521,939	$(301,531)	$(60,048)	$1,329,308
Net income	—	—	34,022	—	—	34,022
Stock-based compensation	—	1,991	—	—	—	1,991
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $2,798, net	—	(2,705)	—	1,514	—	(1,191)
Repurchase of 119,300 shares	—	—	—	(4,237)	—	(4,237)
Cash dividends declared ($0.30 per share)	—	—	(11,533)	—	—	(11,533)
Other comprehensive income	—	—	—	—	4,136	4,136
Balance, June 30, 2025	$515	$1,167,719	$544,428	$(304,254)	$(55,912)	$1,352,496
Balance, March 31, 2026	$588	$1,454,100	$578,522	$(320,269)	$(48,066)	$1,664,875
Net income	—	—	26,490	—	—	26,490
Stock-based compensation	—	7,067	—	—	—	7,067
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $876, net	—	(540)	—	(1,731)	—	(2,271)
Repurchase of 268,471 shares	—	—	—	(11,131)	—	(11,131)
Cash dividends declared ($0.32 per share)	—	—	(14,575)	—	—	(14,575)
Other comprehensive loss	—	—	—	—	(1,351)	(1,351)
Balance, June 30, 2026	$588	$1,460,627	$590,437	$(333,131)	$(49,417)	$1,669,104

	For the six months ended June 30,
					Accumulated
		Additional			other
	Common	paid-in	Retained	Treasury	comprehensive
	stock	capital	earnings	stock	income (loss), net	Total
Balance, December 31, 2024	$515	$1,167,431	$508,864	$(301,694)	$(70,041)	$1,305,075
Net income	—	—	58,253	—	—	58,253
Stock-based compensation	—	3,695	—	—	—	3,695
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $4,172, net	—	(3,407)	—	1,677	—	(1,730)
Repurchase of 119,300 shares	—	—	—	(4,237)	—	(4,237)
Cash dividends declared ($0.59 per share)	—	—	(22,689)	—	—	(22,689)
Other comprehensive income	—	—	—	—	14,129	14,129
Balance, June 30, 2025	$515	$1,167,719	$544,428	$(304,254)	$(55,912)	$1,352,496
Balance, December 31, 2025	$515	1,171,581	$572,461	$(315,397)	(44,046)	$1,385,114
Net income	—	—	47,283	—	—	47,283
Stock-based compensation	—	13,416	—	—	—	13,416
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $13,345, net	—	(12,956)	—	9,508	—	(3,448)
Issuance of common stock of 7,305,975 for acquisition of Vista	73	288,586	—	—	—	288,659
Repurchase of 670,340 shares	—	—	—	(27,242)	—	(27,242)
Cash dividends declared ($0.64 per share)	—	—	(29,307)	—	—	(29,307)
Other comprehensive loss	—	—	—	—	(5,371)	(5,371)
Balance, June 30, 2026	$588	$1,460,627	$590,437	$(333,131)	$(49,417)	$1,669,104

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the six months ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$47,283	$58,253
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit loss expense	5,500	10,200
Depreciation and amortization	20,099	12,247
Change in current income tax receivable	(4,041)	208
Change in deferred income taxes	(3,498)	8,456
Discount accretion, net of premium amortization on securities	(2,319)	(1,170)
Gain on sale of mortgages, net	(4,988)	(4,642)
Origination of loans held for sale, net of repayments	(161,150)	(167,883)
Proceeds from sales of loans held for sale	165,347	176,236
Originations of mortgage servicing rights	(148)	(102)
Proceeds from sales of mortgage servicing rights	—	2,360
Gain on sale of mortgage servicing rights	—	(646)
Gain on sale of fixed assets	—	(1,349)
Stock-based compensation	13,416	3,695
Gain on security sales	(246)	—
Operating lease payments	(3,764)	(3,278)
Change in other assets	2,666	(1,531)
Change in other liabilities	4,145	(19,086)
Net cash provided by operating activities	78,302	71,968
Cash flows from investing activities:
Proceeds from maturities and paydowns of other securities	2,670	—
Proceeds from maturities and paydowns of investment securities available-for-sale	61,757	74,609
Proceeds from maturities and paydowns of investment securities held-to-maturity	96,855	76,710
Proceeds from sales of other securities	21,972	32,429
Proceeds from sales of investment securities available-for-sale	176,406	—
Proceeds from sales of other real estate owned	6,032	269
Purchases of other securities	(32,598)	(37,009)
Purchases of investment securities available-for-sale	(154,341)	(160,543)
Purchases of investment securities held-to-maturity	(202,218)	(260,257)
Purchases of premises and equipment, net	(9,632)	(16,008)
Net (increase) decrease in loans	(434,327)	237,115
Proceeds from the sale of loans	5,748	11,941
Net cash activity for acquisitions	250,074	—
Net cash used in investing activities	(211,602)	(40,744)
Cash flows from financing activities:
Net (decrease) increase in deposits	(108,210)	31,602
Net increase (decrease) in repurchase agreements and other short-term borrowings	2,889	(382)
Proceeds from long-term debt issuance	150,000	—
Payment of long-term debt issuance costs	(2,752)	—
Net (payments to) advances from the FHLB	115,000	135,000
Issuance of stock under purchase and equity compensation plans	(4,199)	(1,817)
Proceeds from exercise of stock options	717	53
Payment of dividends	(29,265)	(22,808)
Repurchase of common stock	(27,242)	(4,237)
Net cash provided by financing activities	96,938	137,411
(Decrease) increase in cash and cash equivalents	(36,362)	168,635
Cash and cash equivalents at beginning of the year	417,058	127,848
Cash and cash equivalents at end of period	$380,696	$296,483
Supplemental disclosure of cash flow information during the period:
Cash paid for interest	$100,848	$87,945
Net tax payments	764	8,892
Supplemental schedule of non-cash activities:
Loans transferred to other real estate owned at fair value	2,186	—
Increase in loans purchased but not settled	32,153	—

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2026

Note 1 Basis of Presentation

National Bank Holdings Corporation is a bank holding company that has elected financial holding company status and was incorporated in the State of Delaware in 2009. The Company is headquartered in Greenwood Village, Colorado, and its primary operations are conducted through its wholly owned subsidiaries NBH Bank and BOJHT. NBH Bank is a Colorado state-chartered bank and a member of the Federal Reserve, and BOJHT is a Wyoming state-chartered bank and a member of the Federal Reserve. The Company provides a variety of banking products to both commercial and consumer clients through a network of over 90 banking centers, as of June 30, 2026, located primarily in Colorado, the greater Kansas City region, Texas, Utah, Wyoming, New Mexico, Idaho and Palm Beach, Florida, as well as through online and mobile banking products and services.

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

Acquisition activities—The Company accounts for business combinations under the acquisition method of accounting. Assets acquired and liabilities assumed are measured and recorded at fair value at the date of acquisition, including identifiable intangible assets. If the fair value of net assets acquired exceeds the fair value of consideration paid, a bargain purchase gain is recognized at the date of acquisition. Conversely, if the consideration paid exceeds the fair value of the net assets acquired, goodwill is recognized at the acquisition date. Fair values are subject to refinement for up to a maximum of one year after the closing date of an acquisition as information relative to closing date fair values becomes available. Adjustments recorded to the acquired assets and liabilities assumed are applied prospectively in accordance with ASC Topic 805. The determination of the fair value of loans acquired considers credit quality and expected credit losses. Separately, an ACL is established on Day 1 through a gross-up adjustment to the amortized cost basis of the loans.

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

Note 2 Recent Accounting Pronouncements

The Company has not adopted any recent accounting pronouncements in addition to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, except for the following:

In November 2025, the FASB issued ASU 2025-08, Financial Instruments - Credit Losses (Topic 326): Purchased Loans. The update amends the guidance in ASC 326 on the accounting for certain purchased loans. Under the new guidance, the initial recognition of the ACL for purchased loans that meet the criteria to be deemed purchased seasoned loans is aligned with the treatment for PCD loans. Specifically, an ACL is established for the initial estimate of expected credit losses as of the acquisition date and recorded through a gross-up adjustment to the amortized cost basis of the loans. The Company early adopted ASU 2025-08 as of January 1, 2026. The update impacted purchase accounting entries related to loans from the Vista acquisition as described below in note 3.

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

Note 3 Acquisition Activities

On January 7, 2026, the Company completed its acquisition of Vista Bancshares, Inc., the bank holding company of Texas-based Vista Bank. Pursuant to the merger agreement executed in September 2025, the Company paid $89.0 million of cash consideration and issued 7.3 million shares of the Company’s common stock in exchange for all of the outstanding common stock of Vista Bancshares, Inc. The transaction was valued at $377.7 million in the aggregate, based on the Company’s closing price of $39.51 on January 6, 2026. In addition, the Company held $45.0 million in debt of Vista that was effectively settled upon closing. The acquisition added 12 banking centers, including 11 within the Dallas/Ft. Worth, Austin and Lubbock regions of Texas and one banking center in Palm Beach, Florida. Acquisition-related costs of $25.2 million, pre-tax, were included in the Company’s consolidated statements of operations for the six months ended June 30, 2026. The financial results as of and for the six months ended June 30, 2026 include activity of the combined entity. The Company has made the determination of fair values using the best information available at the time; however, purchase accounting is not complete and the assumptions used are subject to change and, if changed, could have a material effect on the Company's financial position and results of operations.

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

January 7, 2026
Assets:
Cash and due from banks	$339,112
Investment securities available-for-sale	145,509
Other securities	10,397
Loans	1,906,984
Other real estate owned	6,548
Premises and equipment	21,306
Core deposit and trade name intangible	21,547
Other assets	50,380
Total assets acquired	$2,501,783

Liabilities:
Total deposits	$2,205,031
Other liabilities	23,420
Total liabilities assumed	$2,228,451

Identifiable net assets acquired	$273,332

Consideration:
NBHC common stock paid at January 7, 2026, closing price of $39.51	$288,659
Cash	89,038
Purchase price paid	377,697
Effective settlement of pre-existing debt (1)	45,000
Total	$422,697

Estimated goodwill created	$149,365

(1)	The Company held $45.0 million in debt of Vista which was effectively settled by the acquisition.

In connection with the Vista acquisition, the Company recorded $149.4 million of goodwill. The amount of goodwill recorded reflects the expanded market presence, synergies and operational efficiencies that are expected to result from the acquisition. The following is a description of the methods used to determine the fair values of significant assets and liabilities presented above:

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

Core deposit and other intangibles—The Company recorded a core deposit intangible asset of $20.5 million and a trade name intangible of $1.0 million. The core deposit intangible was valued utilizing a discounted cash flow methodology based upon assumptions regarding retained balances, such as account retention rate and growth rates, interest expense including maintenance costs, and alternative costs of funding. The discount rate applied is consistent to that applied to loans above. The trade name intangible was valued using the relief-from-royalty method, which estimates fair value based on projected revenues, an assumed market-based royalty rate, and a discount rate applied to the resulting cash flows.

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

The following table provides a summary of loans purchased as part of the Vista acquisition as of the acquisition date:

	Unpaid principal balance	Allowance for credit loss at acquisition	Net premium/ (discount) on acquired loans	Fair value
Purchased seasoned loans	$1,892,686	$(20,796)	$(1,459)	$1,870,431
PCD Loans	54,466	(11,139)	(6,774)	36,553
Total acquired loans	$1,947,152	$(31,935)	$(8,233)	$1,906,984

Unaudited Pro forma information

The following unaudited pro forma information combines the historical results of Vista and the Company. The pro forma financial information does not include the potential impacts of possible business model changes, current market conditions, revenue enhancements, expense efficiencies, or other factors. If the Vista acquisition had been completed on January 1, 2025, pro forma total revenue for the Company would have been approximately $129.1 million and $125.7 million for the three months ended June 30, 2026 and 2025, respectively. Pro forma net income for the Company would have been approximately $34.9 million and $30.4 million for the three months ended June 30, 2026 and 2025, respectively. Pro forma basic and dilutive earnings per share for the Company would have been $0.76 and $0.76 for the three months ended June 30, 2026, respectively, and $0.66 and $0.66 for the three months ended June 30, 2025, respectively. For the three months ended June 30, 2026, the pro forma information reflects adjustments made to exclude acquisition-related expenses of the Company totaling $10.9 million. Adjustments also included estimated net accretion of loan and investment marks of $1.4 million and estimated amortization of acquired identifiable intangibles of $0.5 million for the three months ended June 30, 2025.

For the six months ended June 30, 2026 and 2025, pro forma total revenue for the Company would have been approximately $255.8 million and $248.2 million, respectively. Pro forma net income for the Company would have been approximately $66.7 million and $47.2 million for the six months ended June 30, 2026 and 2025, respectively. Pro forma basic and dilutive earnings per share for the Company would have been $1.47 and $1.46 for the six months ended June 30, 2026, respectively, and $1.03 and $1.03 for the six months ended June 30, 2025, respectively. For the six months ended June 30, 2026, the pro forma information reflects adjustments made to exclude acquisition-related expenses of the Company totaling $25.2 million. Adjustments also included estimated net accretion of loan and investment marks of $2.8 million and estimated amortization of acquired identifiable intangibles of $1.1 million for the six months ended June 30, 2025.

The unaudited pro forma information is theoretical in nature and not necessarily indicative of future consolidated results of operations of the Company or the consolidated results of operations which would have resulted had the Company acquired Vista during the periods presented.

Note 4 Investment Securities

The Company’s investment securities portfolio is comprised of available-for-sale and held-to-maturity investment securities. These investment securities totaled $1.4 billion at June 30, 2026 and included $0.6 billion of available-for-sale securities and $0.8 billion of held-to-maturity securities. During 2026, the Company acquired available-for-sale securities with a fair value of $145.5 million related to the acquisition of Vista.  At December 31, 2025, investment securities totaled $1.2 billion and included $0.5 billion of available-for-sale securities and $0.7 billion of held-to-maturity securities.

Available-for-sale

Available-for-sale securities are summarized as follows as of the dates indicated:

	June 30, 2026
	Amortized	Gross	Gross
	cost	unrealized gains	unrealized losses	Fair value
U.S. Treasury securities	$53,576	$110	$(11)	$53,675
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	219,693	140	(18,698)	201,135
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	376,163	112	(45,803)	330,472
Other securities	251	—	—	251
Total investment securities available-for-sale	$649,683	$362	$(64,512)	$585,533

	December 31, 2025
	Amortized	Gross	Gross
	cost	unrealized gains	unrealized losses	Fair value
U.S. Treasury securities	$73,144	$1,082	$—	$74,226
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	173,308	1,248	(16,891)	157,665
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	338,768	563	(43,305)	296,026
Other securities	722	—	—	722
Total investment securities available-for-sale	$585,942	$2,893	$(60,196)	$528,639

During the six months ended June 30, 2026 and 2025, purchases of available-for-sale securities totaled $154.3 million and $160.5 million, respectively. Maturities and paydowns of available-for-sale securities during the six months ended June 30, 2026 and 2025 totaled $61.8 million and $74.6 million, respectively. During the six months ended June 30, 2026, the Company sold $176.4 million of available for sale securities, primarily related to securities acquired in the Vista acquisition. There were no sales of available-for-sale securities during the six months ended June 30, 2025.

At June 30, 2026 and December 31, 2025, the Company’s available-for-sale investment portfolio was primarily comprised of U.S. Treasury securities and mortgage-backed securities. All mortgage-backed securities were backed by GSE collateral such as FHLMC and FNMA and the government-owned agency GNMA.

The tables below summarize the available-for-sale securities with unrealized losses, along with the length of time they have been in an unrealized loss position, as of the dates shown:

	June 30, 2026
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. Treasury securities	$4,928	$(11)	$—	$—	$4,928	$(11)
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	83,187	(1,344)	90,965	(17,354)	174,152	(18,698)
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	85,258	(973)	218,377	(44,830)	303,635	(45,803)
Total	$173,373	$(2,328)	$309,342	$(62,184)	$482,715	$(64,512)

	December 31, 2025
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	$—	$—	$96,937	$(16,891)	$96,937	$(16,891)
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	2,546	(5)	232,742	(43,300)	235,288	(43,305)
Total	$2,546	$(5)	$329,679	$(60,191)	$332,225	$(60,196)

Management regularly monitors the investment securities portfolio in its entirety and further evaluates all of the available-for-sale securities in an unrealized loss position at each reporting period. The portfolio included 90 securities which were in an unrealized loss position at June 30, 2026, compared to 84 securities at December 31, 2025. The unrealized losses in the Company’s investment portfolio at June 30, 2026 were caused by changes in interest rates. The Company has no intention of selling these securities and believes it will not be required to sell the securities before the recovery of their amortized cost. Management believes that default of the available-for-sale securities is highly unlikely. FHLMC, FNMA and GNMA guaranteed mortgage-backed securities and U.S. Treasury securities have a long history of zero credit losses, an explicit guarantee by the U.S. government (although limited for FNMA and FHLMC securities) and yields that generally trade based on market views of prepayment and liquidity risk rather than credit risk.

Certain securities are pledged as collateral for public deposits, securities sold under agreements to repurchase and to secure borrowing capacity at the FRB, if needed. The fair value of available-for-sale investment securities pledged as collateral totaled $206.1 million and $102.4 million at June 30, 2026 and at December 31, 2025, respectively. The Company may also pledge available-for-sale investment securities as collateral for FHLB advances. No securities were pledged for this purpose at June 30, 2026 or December 31, 2025.

A summary of the available-for-sale securities by maturity is shown in the following table as of June 30, 2026. Mortgage-backed securities may have actual maturities that differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments and are therefore not included in the table below. The Company holds other available-for-sale securities with an amortized cost and fair value of $0.3 million as of June 30, 2026 that have no stated contractual maturity date.

	June 30, 2026
			Weighted
	Amortized cost	Fair value	average yield
U.S. Treasury securities
Within one year	$29,921	$29,969	4.23%
After one but within five years	23,655	23,706	4.30%
Total	$53,576	$53,675

As of June 30, 2026 and December 31, 2025, AIR from available-for-sale investment securities totaled $1.7 million and $1.9 million, respectively, and was included within other assets in the consolidated statements of financial condition.

Held-to-maturity

Held-to-maturity investment securities are summarized as follows as of the dates indicated:

	June 30, 2026
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	236,687	90	(24,442)	212,335
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	521,536	271	(37,417)	484,390
Total investment securities held-to-maturity	$758,223	$361	$(61,859)	$696,725

	December 31, 2025
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
U.S. Treasury securities	$24,900	$—	$(49)	$24,851
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	236,535	666	(23,227)	213,974
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	390,297	2,310	(33,983)	358,624
Total investment securities held-to-maturity	$651,732	$2,976	$(57,259)	$597,449

During the six months ended June 30, 2026 and 2025, purchases of held-to-maturity securities totaled $202.2 million and $260.3 million, respectively. Maturities and paydowns of held-to-maturity securities totaled $96.9 million and $76.7 million during the six months ended June 30, 2026 and 2025, respectively.

The held-to-maturity portfolio included 130 securities which were in an unrealized loss position as of June 30, 2026, compared to 92 securities at December 31, 2025. The tables below summarize the held-to-maturity securities with unrealized losses, along with the length of time they have been in an unrealized loss position, as of the dates shown:

	June 30, 2026
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	39,556	(380)	152,564	(24,062)	192,120	(24,442)
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	252,108	(2,923)	134,688	(34,494)	386,796	(37,417)
Total	$291,664	$(3,303)	$287,252	$(58,556)	$578,916	$(61,859)

	December 31, 2025
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. Treasury securities	$—	$—	$24,850	$(49)	$24,850	$(49)
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	1,174	(1)	169,340	(23,226)	170,514	(23,227)
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	—	—	144,208	(33,983)	144,208	(33,983)
Total	$1,174	$(1)	$338,398	$(57,258)	$339,572	$(57,259)

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

The table below summarizes the credit quality indicators, by amortized cost, of held-to-maturity securities as of the dates shown:

	June 30, 2026	December 31, 2025
	AA+	AA+
U.S. Treasury securities	$—	$24,900
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	236,687	236,535
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	521,536	390,297
Total investment securities held-to-maturity	$758,223	$651,732

Certain securities are pledged as collateral for public deposits, securities sold under agreements to repurchase and to secure borrowing capacity at the FRB, if needed. The carrying value of held-to-maturity investment securities pledged as collateral totaled $589.6 million and $604.0 million at June 30, 2026 and December 31, 2025, respectively. The Company may also pledge held-to-maturity investment securities as collateral for FHLB advances. No held-to-maturity investment securities were pledged for this purpose at June 30, 2026 or December 31, 2025.

Actual maturities of mortgage-backed securities may differ from scheduled maturities depending on the repayment characteristics and experience of the underlying financial instruments and are not disclosed.

As of June 30, 2026 and December 31, 2025, AIR from held-to-maturity investment securities totaled $2.1 million and $1.4 million, respectively, and was included within other assets in the consolidated statements of financial condition.

Note 5 Other Securities

The carrying balances of other securities are summarized as follows as of the dates indicated:

	June 30, 2026	December 31, 2025
FRB and FHLB stock	$42,854	$24,641
Convertible preferred stock	18,508	18,508
Equity method investments	37,490	32,426
Equity securities with readily determinable fair values	332	5,059
Total	$99,184	$80,634

Other securities included FRB stock, FHLB stock, convertible preferred stock, equity method investments and equity securities with readily determinable fair values. During the six months ended June 30, 2026, purchases of other securities totaled $32.6 million, and proceeds from maturities and paydowns of other securities totaled $2.7 million, and proceeds from sales totaled $22.0 million. During the six months ended June 30, 2025, purchases of other securities totaled $37.0 million, and proceeds from other securities totaled $32.4 million. Purchases consisted primarily of FHLB stock, and proceeds consisted primarily of redemptions of FHLB stock. Changes in the Company’s FHLB stock holdings directly correlate to FHLB line of credit advances and paydowns.

FRB and FHLB stock

At June 30, 2026 and December 31, 2025, the Company held FRB and FHLB stock for regulatory or debt facility purposes. These are restricted securities which, lacking a market, are carried at cost. There have been no identified events or changes in circumstances that may have an adverse effect on the FRB and FHLB stock carried at cost.

Convertible preferred stock

Other securities include convertible preferred stock without a readily determinable fair value. During the three and six months ended June 30, 2026 and 2025, the Company had no purchases of convertible preferred stock.

Equity method investments

Other securities also include equity method investments totaling $37.5 million and $32.4 million at June 30, 2026 and December 31, 2025, respectively. Purchases of equity method investments during the six months ended June 30, 2026 and 2025 totaled $3.4 million and $0.5 million, respectively. The Company recorded net unrealized gains on equity method investments totaling $1.3 million and $1.4 million during the three and six months ended June 30, 2026, respectively. During the three and six months ended June 30, 2025, the Company recorded net unrealized gains on equity method investments totaling $0.3 million and $15 thousand, respectively. These gains and losses were recorded in other non-interest income in the Company’s consolidated statements of operations. The Company recorded $0.2 million and zero impairment related to equity method investments for the six months ended June 30, 2026 and the year ended December 31, 2025, respectively.

Equity securities with readily determinable fair values

Equity securities with readily determinable fair values are generally traded on an exchange and market prices are readily available. Unrealized gains or losses on equity securities with readily determinable fair values are recognized in other non-interest income in the Company’s consolidated statements of operations. During the six months ended June 30, 2026, the Company sold $4.6 million of equity securities with readily determinable fair values, resulting in a realized loss totaling $0.7 million. During the three and six months ended June 30, 2026, the Company recorded $35 thousand and $0.1 million of unrealized losses from equity securities with readily determinable fair values, respectively. During the three and six months ended June 30, 2025, the Company recorded no unrealized gains or losses from equity securities with readily determinable fair values, respectively.

Note 6 Loans

The loan portfolio is comprised of loans originated by the Company and loans that were acquired in connection with the Company’s acquisitions. The tables below show the loan portfolio composition including carrying value by segment as of the dates shown. The carrying value of loans is net of discounts, fees, costs and fair value marks of $26.7 million and $21.7 million as of June 30, 2026 and December 31, 2025, respectively.

	June 30, 2026
	Total loans	% of total
Commercial	$5,605,299	57.3%
Commercial real estate non-owner occupied	2,650,629	27.1%
Residential real estate	1,503,461	15.4%
Consumer	14,663	0.2%
Total	$9,774,052	100.0%

	December 31, 2025
	Total loans	% of total
Commercial	$4,668,153	62.8%
Commercial real estate non-owner occupied	1,582,428	21.3%
Residential real estate	1,169,699	15.7%
Consumer	13,076	0.2%
Total	$7,433,356	100.0%

Information about delinquent and non-accrual loans is shown in the following tables at June 30, 2026 and December 31, 2025:

	June 30, 2026
		Greater
	30-89 days	than 90 days		Total past
	past due and	past due and	Non-accrual	due and
	accruing	accruing	loans	non-accrual	Current	Total loans
Commercial:
Commercial and industrial	$918	$6,739	$24,637	$32,294	$2,728,018	$2,760,312
Municipal and non-profit	—	—	—	—	1,296,849	1,296,849
Owner occupied commercial real estate	9,195	3,475	3,213	15,883	1,293,773	1,309,656
Food and agribusiness	6,669	13,633	—	20,302	218,180	238,482
Total commercial	16,782	23,847	27,850	68,479	5,536,820	5,605,299
Commercial real estate non-owner occupied:
Construction	—	2,061	—	2,061	253,224	255,285
Acquisition/development	—	—	46	46	225,069	225,115
Multifamily	—	—	—	—	299,834	299,834
Non-owner occupied	—	—	—	—	1,870,395	1,870,395
Total commercial real estate non-owner occupied	—	2,061	46	2,107	2,648,522	2,650,629
Residential real estate:
Senior lien	298	3,179	2,074	5,551	1,406,626	1,412,177
Junior lien	43	25	161	229	91,055	91,284
Total residential real estate	341	3,204	2,235	5,780	1,497,681	1,503,461
Consumer	46	—	—	46	14,617	14,663
Total loans	$17,169	$29,112	$30,131	$76,412	$9,697,640	$9,774,052

	June 30, 2026
	Non-accrual loans	Non-accrual loans
	with a related	with no related
	allowance for	allowance for	Non-accrual
	credit loss	credit loss	loans
Commercial:
Commercial and industrial	$13,499	$11,138	$24,637
Owner occupied commercial real estate	3,213	—	3,213
Total commercial	16,712	11,138	27,850
Commercial real estate non-owner occupied:
Construction	—	—	—
Acquisition/development	46	—	46
Total commercial real estate non-owner occupied	46	—	46
Residential real estate:
Senior lien	1,720	354	2,074
Junior lien	161	—	161
Total residential real estate	1,881	354	2,235
Total loans	$18,639	$11,492	$30,131

	December 31, 2025
		Greater
	30-89 days	than 90 days		Total past
	past due and	past due and	Non-accrual	due and
	accruing	accruing	loans	non-accrual	Current	Total loans
Commercial:
Commercial and industrial	$6,243	$4,716	$19,607	$30,566	$2,007,138	$2,037,704
Municipal and non-profit	—	—	—	—	1,273,761	1,273,761
Owner occupied commercial real estate	1,498	1,541	2,355	5,394	1,123,224	1,128,618
Food and agribusiness	2,868	6,184	—	9,052	219,018	228,070
Total commercial	10,609	12,441	21,962	45,012	4,623,141	4,668,153
Commercial real estate non-owner occupied:
Construction	—	—	—	—	188,992	188,992
Acquisition/development	—	867	331	1,198	51,289	52,487
Multifamily	—	—	—	—	298,497	298,497
Non-owner occupied	154	—	—	154	1,042,298	1,042,452
Total commercial real estate non-owner occupied	154	867	331	1,352	1,581,076	1,582,428
Residential real estate:
Senior lien	1,027	2,100	2,332	5,459	1,082,248	1,087,707
Junior lien	123	—	249	372	81,620	81,992
Total residential real estate	1,150	2,100	2,581	5,831	1,163,868	1,169,699
Consumer	48	9	38	95	12,981	13,076
Total loans	$11,961	$15,417	$24,912	$52,290	$7,381,066	$7,433,356

	December 31, 2025
	Non-accrual loans	Non-accrual loans
	with a related	with no related
	allowance for	allowance for	Non-accrual
	credit loss	credit loss	loans
Commercial:
Commercial and industrial	$13,738	$5,869	$19,607
Owner occupied commercial real estate	2,355	—	2,355
Total commercial	16,093	5,869	21,962
Commercial real estate non-owner occupied:
Acquisition/development	47	284	331
Total commercial real estate non-owner occupied	47	284	331
Residential real estate:
Senior lien	1,715	617	2,332
Junior lien	249	—	249
Total residential real estate	1,964	617	2,581
Consumer	38	—	38
Total loans	$18,142	$6,770	$24,912

Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. Loans to borrowers experiencing financial difficulties may be modified. Modified loans are discussed in more detail below. There was no interest income recognized from non-accrual loans during the three or six months ended June 30, 2026 or 2025.

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

The amortized cost basis and current period gross charge-offs for all loans as determined by the Company’s internal risk rating system and year of origination are shown in the following tables as of and for the six months ended June 30, 2026 and the year ended December 31, 2025:

	June 30, 2026
							Revolving	Revolving
							loans	loans
	Origination year						amortized	converted
	2026	2025	2024	2023	2022	Prior	cost basis	to term	Total
Commercial:
Commercial and industrial:
Pass	$367,160	$534,760	$433,360	$118,374	$174,585	$235,381	$758,909	$982	$2,623,511
Special mention	—	9,143	2,064	29,618	19,186	3,446	7,210	6,500	77,167
Substandard	—	364	4,942	12,043	1,668	11,548	17,248	4,251	52,064
Doubtful	—	4,119	1,146	1,893	299	19	94	—	7,570
Total commercial and industrial	367,160	548,386	441,512	161,928	195,738	250,394	783,461	11,733	2,760,312
Gross charge-offs: Commercial and industrial	—	—	2,653	4,298	1,124	5,496	—	—	13,571
Municipal and non-profit:
Pass	82,187	256,077	104,104	126,133	127,361	554,857	45,657	473	1,296,849
Total municipal and non-profit	82,187	256,077	104,104	126,133	127,361	554,857	45,657	473	1,296,849
Owner occupied commercial real estate:
Pass	104,798	189,042	167,565	115,929	244,612	392,417	29,179	—	1,243,542
Special mention	—	1,945	6,977	1,647	6,175	22,780	—	—	39,524
Substandard	—	118	650	3,510	4,801	15,431	—	—	24,510
Doubtful	—	18	—	—	121	1,941	—	—	2,080
Total owner occupied commercial real estate	104,798	191,123	175,192	121,086	255,709	432,569	29,179	—	1,309,656
Gross charge-offs: Owner occupied commercial real estate	—	—	—	—	142	49	—	—	191
Food and agribusiness:
Pass	18,605	1,455	9,871	10,036	58,354	24,431	88,891	—	211,643
Special mention	—	—	5,418	5,222	83	7	530	1,199	12,459
Substandard	—	—	3,893	—	—	10,189	298	—	14,380
Total food and agribusiness	18,605	1,455	19,182	15,258	58,437	34,627	89,719	1,199	238,482
Total commercial	572,750	997,041	739,990	424,405	637,245	1,272,447	948,016	13,405	5,605,299
Gross charge-offs: Commercial	—	—	2,653	4,298	1,266	5,545	—	—	13,762
Commercial real estate non-owner occupied:
Construction:
Pass	48,453	68,566	57,421	14,455	16,510	27,220	17,047	—	249,672
Substandard	—	—	—	—	4,993	—	—	—	4,993
Doubtful	—	—	—	—	620	—	—	—	620
Total construction	48,453	68,566	57,421	14,455	22,123	27,220	17,047	—	255,285
Acquisition/development:
Pass	70,149	24,245	48,834	4,062	31,157	13,359	8,906	—	200,712
Special mention	—	—	2,044	8,811	9,748	—	—	—	20,603
Substandard	—	—	—	2,941	—	46	—	—	2,987
Doubtful	—	—	249	564	—	—	—	—	813
Total acquisition/development	70,149	24,245	51,127	16,378	40,905	13,405	8,906	—	225,115
Multifamily:
Pass	7,012	37,618	4,792	33,241	131,761	72,650	—	—	287,074
Special mention	—	—	—	—	4,452	—	—	—	4,452
Substandard	—	—	—	—	8,308	—	—	—	8,308
Total multifamily	7,012	37,618	4,792	33,241	144,521	72,650	—	—	299,834
Non-owner occupied:
Pass	404,472	170,470	210,365	182,536	289,339	563,271	32,296	—	1,852,749
Special mention	—	—	699	—	9,841	166	—	—	10,706
Substandard	—	—	—	—	—	4,034	—	—	4,034
Doubtful	—	—	—	—	2,353	553	—	—	2,906
Total non-owner occupied	404,472	170,470	211,064	182,536	301,533	568,024	32,296	—	1,870,395
Total commercial real estate non-owner occupied	530,086	300,899	324,404	246,610	509,082	681,299	58,249	—	2,650,629
Gross charge-offs: Commercial real estate non-owner occupied	—	—	—	—	—	1	—	—	1
Residential real estate:
Senior lien:
Pass	143,566	237,735	91,958	59,213	357,804	480,272	33,899	262	1,404,709
Special mention	—	—	—	—	—	536	—	—	536
Substandard	58	384	2,134	728	1,257	2,113	—	—	6,674
Doubtful	—	4	254	—	—	—	—	—	258
Total senior lien	143,624	238,123	94,346	59,941	359,061	482,921	33,899	262	1,412,177
Gross charge-offs: Senior lien	—	—	—	—	24	52	—	—	76
Junior lien:
Pass	6,495	2,407	1,745	2,613	3,255	6,239	66,930	1,224	90,908
Special mention	—	—	—	—	—	27	—	—	27
Substandard	—	—	—	—	84	102	163	—	349
Total junior lien	6,495	2,407	1,745	2,613	3,339	6,368	67,093	1,224	91,284
Total residential real estate	150,119	240,530	96,091	62,554	362,400	489,289	100,992	1,486	1,503,461
Gross charge-offs: Residential real estate	—	—	—	—	24	52	—	—	76
Consumer:
Pass	3,337	2,610	1,386	916	408	382	5,520	88	14,647
Substandard	—	8	8	—	—	—	—	—	16
Total consumer	3,337	2,618	1,394	916	408	382	5,520	88	14,663
Gross charge-offs: Consumer	357	3	—	18	—	48	—	—	426
Total loans	$1,256,292	$1,541,088	$1,161,879	$734,485	$1,509,135	$2,443,417	$1,112,777	$14,979	$9,774,052
Gross charge-offs: Total loans	$357	$3	$2,653	$4,316	$1,290	$5,646	$—	$—	$14,265

	December 31, 2025
							Revolving	Revolving
							loans	loans
	Origination year						amortized	converted
	2025	2024	2023	2022	2021	Prior	cost basis	to term	Total
Commercial:
Commercial and industrial:
Pass	$448,020	$367,280	$116,168	$228,648	$149,829	$105,169	$427,465	$36,042	$1,878,621
Special mention	12,367	794	33,712	7,835	1,311	3,338	15,938	2,376	77,671
Substandard	1	8,765	17,661	3,084	19,043	3,108	21,665	682	74,009
Doubtful	4,000	291	2,079	387	—	646	—	—	7,403
Total commercial and industrial	464,388	377,130	169,620	239,954	170,183	112,261	465,068	39,100	2,037,704
Gross charge-offs: Commercial and industrial	933	3,042	14,062	366	2,504	1,094	—	—	22,001
Municipal and non-profit:
Pass	268,314	114,545	128,619	133,664	208,117	385,561	34,941	—	1,273,761
Total municipal and non-profit	268,314	114,545	128,619	133,664	208,117	385,561	34,941	—	1,273,761
Owner occupied commercial real estate:
Pass	140,118	213,072	113,393	192,107	124,070	242,553	15,572	1,117	1,042,002
Special mention	—	2,955	1,664	7,387	6,906	22,164	850	—	41,926
Substandard	—	12,227	9,509	8,135	8,874	5,290	—	—	44,035
Doubtful	—	—	—	239	—	416	—	—	655
Total owner occupied commercial real estate	140,118	228,254	124,566	207,868	139,850	270,423	16,422	1,117	1,128,618
Gross charge-offs: Owner occupied commercial real estate	—	—	2,266	1,480	—	303	—	—	4,049
Food and agribusiness:
Pass	630	13,377	8,500	61,432	6,063	18,866	101,022	4,072	213,962
Special mention	—	—	—	3,659	—	4,407	—	—	8,066
Substandard	—	—	—	83	867	5,092	—	—	6,042
Total food and agribusiness	630	13,377	8,500	65,174	6,930	28,365	101,022	4,072	228,070
Gross charge-offs: Food and agribusiness	—	—	24	—	—	—	—	—	24
Total commercial	873,450	733,306	431,305	646,660	525,080	796,610	617,453	44,289	4,668,153
Gross charge-offs: Commercial	933	3,042	16,352	1,846	2,504	1,397	—	—	26,074
Commercial real estate non-owner occupied:
Construction:
Pass	18,338	85,198	8,900	42,629	—	880	33,047	—	188,992
Total construction	18,338	85,198	8,900	42,629	—	880	33,047	—	188,992
Acquisition/development:
Pass	4,483	16,627	435	20,076	1,923	8,072	540	—	52,156
Substandard	—	—	—	—	—	331	—	—	331
Total acquisition/development	4,483	16,627	435	20,076	1,923	8,403	540	—	52,487
Multifamily:
Pass	11,500	1,320	37,107	146,730	23,501	65,554	—	—	285,712
Special mention	—	—	—	4,482	—	—	—	—	4,482
Substandard	—	—	—	8,303	—	—	—	—	8,303
Total multifamily	11,500	1,320	37,107	159,515	23,501	65,554	—	—	298,497
Non-owner occupied:
Pass	61,931	48,296	140,934	238,047	154,937	340,290	22,351	—	1,006,786
Special mention	4,700	—	—	—	—	179	—	—	4,879
Substandard	—	—	—	3,000	—	27,787	—	—	30,787
Total non-owner occupied	66,631	48,296	140,934	241,047	154,937	368,256	22,351	—	1,042,452
Gross charge-offs: Non-owner occupied	—	—	—	—	1,467	—	—	—	1,467
Total commercial real estate non-owner occupied	100,952	151,441	187,376	463,267	180,361	443,093	55,938	—	1,582,428
Gross charge-offs: Commercial real estate non-owner occupied	—	—	—	—	1,467	—	—	—	1,467
Residential real estate:
Senior lien:
Pass	118,410	55,172	46,936	364,528	250,897	225,011	21,622	4	1,082,580
Special mention	—	—	—	—	—	11	—	—	11
Substandard	—	5	737	1,996	442	1,896	—	—	5,076
Doubtful	—	—	—	40	—	—	—	—	40
Total senior lien	118,410	55,177	47,673	366,564	251,339	226,918	21,622	4	1,087,707
Gross charge-offs: Senior lien	—	26	—	145	1	1	—	—	173
Junior lien:
Pass	2,778	5,871	3,110	3,837	876	5,264	59,651	68	81,455
Special mention	—	—	—	—	—	27	—	—	27
Substandard	—	—	—	87	—	259	164	—	510
Total junior lien	2,778	5,871	3,110	3,924	876	5,550	59,815	68	81,992
Total residential real estate	121,188	61,048	50,783	370,488	252,215	232,468	81,437	72	1,169,699
Gross charge-offs: Residential real estate	—	26	—	145	1	1	—	—	173
Consumer:
Pass	4,157	1,812	1,007	553	347	312	4,794	37	13,019
Substandard	10	9	—	—	—	38	—	—	57
Total consumer	4,167	1,821	1,007	553	347	350	4,794	37	13,076
Gross charge-offs: Consumer	715	11	1	—	—	20	—	—	747
Total loans	$1,099,757	$947,616	$670,471	$1,480,968	$958,003	$1,472,521	$759,622	$44,398	$7,433,356
Gross charge-offs: Total loans	$1,648	$3,079	$16,353	$1,991	$3,972	$1,418	$—	$—	$28,461

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

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. Management individually evaluates collateral-dependent loans with an amortized cost basis of $250 thousand or more and includes collateral-dependent loans less than $250 thousand within the general allowance population. The amortized cost basis of collateral-dependent loans over $250 thousand was as follows at June 30, 2026 and December 31, 2025:

	June 30, 2026
			Total amortized
	Real property	Business assets	cost basis
Commercial:
Commercial and industrial	$13,769	$11,794	$25,563
Owner occupied commercial real estate	4,829	1,078	5,907
Total commercial	18,598	12,872	31,470
Commercial real estate non-owner occupied:
Acquisition/development	5,798	—	5,798
Non-owner occupied	7,199	996	8,195
Total commercial real estate non-owner occupied	12,997	996	13,993
Residential real estate:
Senior lien	2,717	—	2,717
Total residential real estate	2,717	—	2,717
Total loans	$34,312	$13,868	$48,180

	December 31, 2025
			Total amortized
	Real property	Business assets	cost basis
Commercial:
Commercial and industrial	$3,095	$18,453	$21,548
Owner occupied commercial real estate	4,563	1,052	5,615
Total commercial	7,658	19,505	27,163
Residential real estate:
Senior lien	1,030	—	1,030
Total residential real estate	1,030	—	1,030
Total loans	$8,688	$19,505	$28,193

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

The following schedules present, by loan class, the amortized cost basis for loans to borrowers experiencing financial difficulty that remain outstanding and were modified within the three and six months ended June 30, 2026:

	As of and for the three months ended June 30, 2026
					Combination - interest rate
	Term extension		Payment delay		reduction and term extension
	Amortized	% of loan	Amortized	% of loan	Amortized	% of loan
	cost basis	class	cost basis	class	cost basis	class
Commercial:
Commercial and industrial	$152	0.0%	$3,999	0.1%	$—	0.0%
Owner occupied commercial real estate	—	0.0%	—	0.0%	5,557	0.4%
Total commercial	152	0.0%	3,999	0.1%	5,557	0.1%
Total loans	$152	0.0%	$3,999	0.0%	$5,557	0.1%

	As of and for the six months ended June 30, 2026
					Combination - interest rate
	Term extension		Payment delay		reduction and term extension
	Amortized	% of loan	Amortized	% of loan	Amortized	% of loan
	cost basis	class	cost basis	class	cost basis	class
Commercial:
Commercial and industrial	$152	0.0%	$3,999	0.2%	$—	0.0%
Owner occupied commercial real estate	—	0.0%	—	0.0%	5,557	0.5%
Total commercial	152	0.0%	3,999	0.1%	5,557	0.1%
Residential real estate:
Senior lien	59	0.0%	—	0.0%	—	0.0%
Total residential real estate	59	0.0%	—	0.0%	—	0.0%
Total loans	$211	0.0%	$3,999	0.1%	$5,557	0.1%

The following schedules present, by loan class, the amortized cost basis for loans to borrowers experiencing financial difficulty that remain outstanding and were modified within the three and six months ended June 30, 2025:

	As of and for the three months ended June 30, 2025
	Term extension		Payment delay
	Amortized	% of loan	Amortized	% of loan
	cost basis	class	cost basis	class
Commercial:
Commercial and industrial	$1,488	0.1%	$8,277	0.4%
Owner occupied commercial real estate	2,004	0.2%	—	0.0%
Total commercial	3,492	0.1%	8,277	0.2%
Total loans	$3,492	0.0%	$8,277	0.1%

	As of and for the six months ended June 30, 2025
	Term extension		Payment delay		Reduction and term extension
	Amortized	% of loan	Amortized	% of loan	Amortized	% of loan
	cost basis	class	cost basis	class	cost basis	class
Commercial:
Commercial and industrial	$1,488	0.1%	$11,657	0.6%	$—	0.0%
Owner occupied commercial real estate	2,004	0.2%	2,195	0.2%	—	0.0%
Total commercial	3,492	0.1%	13,852	0.3%	—	0.0%
Total loans	$3,492	0.0%	$13,852	0.2%	$—	0.0%

The following schedules present, by loan class, the payment status of loans that have been modified in the last twelve months as of the dates presented on an amortized cost basis:

	June 30, 2026
	Current	30-89 days past due	90+ days past due	Non-accrual
Commercial:
Commercial and industrial	$5,577	$—	$—	$4,018
Owner occupied commercial real estate	5,557	—	—	—
Total commercial	11,134	—	—	4,018
Commercial real estate non-owner occupied:
Non-owner occupied	31,247	—	—	—
Total commercial real estate non-owner occupied	31,247	—	—	—
Residential real estate:
Senior lien	58	—	—	—
Total residential real estate	58	—	—	—
Total loans	$42,439	$—	$—	$4,018

	June 30, 2025
	Current	30-89 days past due	90+ days past due	Non-accrual
Commercial:
Commercial and industrial	$13,145	$—	$—	$1,482
Owner occupied commercial real estate	2,195	—	—	2,004
Total commercial	15,340	—	—	3,486
Residential real estate:
Junior lien	—	—	—	40
Total residential real estate	—	—	—	40
Total loans	$15,340	$—	$—	$3,526

Accrual of interest is resumed on loans that were previously on non-accrual only after the loan has performed sufficiently for a period of time. During the three months ended June 30, 2026, the Company had one modified loan with amortized cost totaling $446 thousand that was modified within the past 12 months, utilizing a payment delay, that defaulted on their modified terms. During the six months ended June 30, 2026, the Company had four modified loans with amortized costs totaling $1.2 million that were modified within the past 12 months, utilizing payment delays, that defaulted on their modified terms. During the three months ended June 30, 2025, the Company had no modified loans that were modified within the past 12 months that defaulted on their modified terms. During the six months ended June 30, 2025, the Company had one modified loan with an amortized cost totaling $1.5 million that was modified within the past 12 months, utilizing a payment delay, that defaulted on its modified terms. For purposes of this disclosure, the Company considers “default” to mean 90 days or more past due on principal or interest. The allowance for credit losses related to modified loans on non-accrual status is determined by individual evaluation, including collateral adequacy, using the same process as loans on non-accrual status which are not classified as modified loans.

The following schedules present the financial effect of the modifications made to borrowers experiencing financial difficulty as of and for the periods indicated:

	As of and for the three months ended June 30, 2026			As of and for the six months ended June 30, 2026
	Financial Effect			Financial Effect
	Term Extension	Payment Delay	Combination - Interest rate reduction and Term extension	Term Extension	Payment Delay	Combination - Interest rate reduction and Term extension
Commercial:
Commercial and industrial	Extended a weighted average of 1.7 years to the life of loans	Delayed payments for a weighted average of 0.3 years		Extended a weighted average of 1.7 years to the life of loans	Delayed payments for a weighted average of 0.3 years
Owner occupied commercial real estate			Reduced weighted average contractual interest rate from 9.25% to 7% and added weighted average of 0.4 years to the life of loans			Reduced weighted average contractual interest rate from 9.25% to 7% and added weighted average of 0.4 years to the life of loans
Residential real estate:
Senior lien				Extended a weighted average of 10.9 years to the life of loans

As of and for the three months ended June 30, 2025
Financial Effect
	Term extension	Payment delay
Commercial:
Commercial and industrial	Extended a weighted average of 1.0 year to the life of loans	Extended a weighted average of 0.5 years to the life of loans
Owner occupied commercial real estate	Extended a weighted average of 0.7 years to the life of loans

Note 7 Allowance for Credit Losses

The tables below detail the Company’s allowance for credit losses as of the dates shown:

	Three months ended June 30, 2026
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$55,369	$38,030	$19,792	$286		$113,477
Allowance for credit loss at acquisition	2,920	(447)	—	—		2,473
Charge-offs	(6,311)	(1)	(25)	(171)		(6,508)
Recoveries	1	—	40	38		79
Provision expense (release) for credit losses on loans	2,482	(2,281)	412	137	`	750
Ending balance	$54,461	$35,301	$20,219	$290		$110,271

	Six months ended June 30, 2026
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$47,482	$23,076	$16,597	$260	$87,415
Allowance for credit loss at acquisition	13,092	14,618	4,208	17	31,935
Charge-offs	(13,762)	(1)	(76)	(426)	(14,265)
Recoveries	14	—	42	80	136
Provision expense (release) for credit losses on loans	7,635	(2,392)	(552)	359	5,050
Ending balance	$54,461	$35,301	$20,219	$290	$110,271

	Three months ended June 30, 2025
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$48,058	$23,494	$18,307	$333	$90,192
Charge-offs	(977)	—	(1)	(180)	(1,158)
Recoveries	105	—	31	34	170
Provision expense (release) for credit losses on loans	748	(1,275)	92	124	(311)
Ending balance	$47,934	$22,219	$18,429	$311	$88,893

	Six months ended June 30, 2025
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$48,552	$26,136	$19,426	$341	$94,455
Charge-offs	(14,546)	(1,467)	(1)	(395)	(16,409)
Recoveries	161	17	59	71	308
Provision expense (release) for credit losses on loans	13,767	(2,467)	(1,055)	294	10,539
Ending balance	$47,934	$22,219	$18,429	$311	$88,893

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

At June 30, 2026 and December 31, 2025, the allowance for credit losses totaled $110.3 million and $87.4 million, respectively. As a result of the Vista acquisition, we recorded $31.9 million of allowance for credit losses for the loans acquired. During the three months ended June 30, 2026, the Company recorded provision expense for credit losses totaling $1.5 million, including $750 thousand of provision expense for funded loans and $750 thousand of provision expense for unfunded loan commitments. During the six months ended June 30, 2026, the Company recorded provision expense for credit losses totaling $5.5 million, including $5.1 million of provision expense for funded loans and $0.4 million of provision expense for unfunded loan commitments. During the three months ended June 30, 2025, the Company recorded no provision expense for credit losses, During the six months ended June 30, 2025, the Company recorded provision expense for credit losses of $10.2 million, including provision expense for funded loans totaling $10.5 million and a provision release of $0.3 million for unfunded loan commitments.

During the three and six months ended June 30, 2026, net charge-offs on loans totaled $6.4 million and $14.1 million, respectively. During the three and six months ended June 30, 2025, net charge-offs on loans totaled $1.0 million and $16.1 million, respectively.

The Company has elected to exclude AIR from the allowance for credit losses calculation. As of June 30, 2026 and December 31, 2025, AIR from loans totaled $47.7 million and $38.3 million, respectively.

Note 8 Goodwill and Intangible Assets

Goodwill and other intangible assets

In connection with our acquisitions, the Company’s goodwill was $455.4 million as of June 30, 2026. The Vista acquisition on January 7, 2026 added $149.4 million of goodwill. Goodwill is measured as the excess of the fair value of consideration paid over the fair value of net assets acquired. No goodwill impairment was recorded during the three or six months ended June 30, 2026 or the year ended December 31, 2025.

The gross carrying amounts of other intangible assets and the associated accumulated amortization at June 30, 2026 and December 31, 2025, are presented as follows:

	June 30, 2026			December 31, 2025
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
Core deposit intangible	$112,113	$(64,384)	$47,729	$91,566	$(60,739)	$30,827
Customer relationship intangible	17,000	(7,031)	9,969	17,000	(6,059)	10,941
Acquired technology intangible	2,300	(1,380)	920	2,300	(1,150)	1,150
Trade name intangible	1,000	(50)	950	—	—	—
Total	$132,413	$(72,845)	$59,568	$110,866	$(67,948)	$42,918

The Vista acquisition on January 7, 2026 added a core deposit intangible totaling $20.5 million and a trade name intangible totaling $1.0 million.

The Company is amortizing intangibles from acquisitions over a weighted average period of 9.9 years from the date of the respective acquisitions. The core deposit, customer relationship and trade name intangibles are being amortized over a weighted average period of 10 years, and the acquired technology intangible is being amortized over a period of 5 years. The Company recognized other intangible assets amortization expense of $2.4 million and $4.9 million during the three and six months ended June 30, 2026, respectively. During the three and six months ended June 30, 2025, the Company recognized other intangible assets amortization expense of $1.9 million and $3.9 million, respectively.

The following table shows the estimated future amortization expense during the next five years for other intangible assets as of the periods presented:

Amount
For the six months ending December 31, 2026	$4,952
Years ending December 31,
2027	9,726
2028	8,212
2029	7,975
2030	7,853

Servicing Rights

Mortgage servicing rights

MSRs represent rights to service loans originated by the Company and sold to GSEs including FHLMC, FNMA, GNMA and FHLB and are included in other assets in the consolidated statements of financial condition. Mortgage loans serviced for others were $0.3 billion at June 30, 2026 and 2025.

Below are the changes in the MSRs for the periods presented:

	For the six months ended June 30,
	2026	2025
Beginning balance	$2,841	$4,835
Originations	148	102
Sales	—	(1,811)
Amortization	(206)	(233)
Ending balance	2,783	2,893
Fair value of mortgage servicing rights	$4,407	$4,365

There were no sales of servicing rights for the six months ended June 30, 2026. For the six months ended June 30, 2025, the Company sold rights to service loans totaling $203.7 million in unpaid principal balances from our mortgage servicing rights portfolio. As a result of the sale, the book value of our mortgage servicing rights intangible decreased $1.8 million and generated a pre-tax gain of $0.6 million included in mortgage banking income in the consolidated statements of operations.

The fair value of MSRs was determined based upon a discounted cash flow analysis. The cash flow analysis included assumptions for discount rates and prepayment speeds. The discount rates ranged from 9.5% to 10.0% and the constant prepayment speed ranged from 6.2% to 9.7% for the June 30, 2026 valuation. The discount rate ranged from 10.0% to 10.5%, and the constant prepayment speed ranged from 6.0% to 12.8% for the June 30, 2025 valuation. Included in mortgage banking income in the consolidated statements of operations was servicing income of $0.1 million and $0.2 million for the three and six months ended June 30, 2026, respectively, and $0.2 million and $0.5 million for the three and six months ended June 30, 2025, respectively.

MSRs are evaluated and impairment is recognized to the extent fair value is less than the carrying amount. The Company evaluates impairment by stratifying MSRs based on the predominant risk characteristics of the underlying loans, including loan type and loan term. There was no impairment of MSRs during the three or six months ended June 30, 2026 or 2025. The Company is amortizing the MSRs in proportion to and over the period of the estimated net servicing income of the underlying loans.

The following table shows the estimated future amortization expense during the next five years for the MSRs as of the periods presented:

Amount
For the six months ending December 31, 2026	$163
Years ending December 31,
2027	308
2028	271
2029	240
2030	211

SBA servicing asset

The SBA servicing asset represents the value associated with servicing small business real estate loans that have been sold to outside investors with servicing retained. The SBA servicing asset is evaluated and impairment is recognized to the extent fair value is less than the carrying amount. The Company evaluates impairment by stratifying the SBA servicing asset based on the predominant risk characteristics of the underlying loans, including loan type and loan term. The Company is amortizing the SBA servicing asset in proportion to and over the period of the estimated net servicing income of the underlying loans. The Company serviced $121.4 million and $125.5 million of SBA loans that have been sold into the secondary market, as of June 30, 2026 and December 31, 2025, respectively. For the three and six months ended June 30, 2026, the Company recognized SBA servicing asset fee income totaling $0.2 million and $0.4 million, respectively. During the three and six months ended June 30, 2025, the Company recognized SBA servicing asset fee income totaling $0.1 million and $0.3 million, respectively.

Below are the changes in the SBA servicing asset for the periods presented:

	For the six months ended June 30,
	2026	2025
Beginning balance	$2,578	$2,862
Originations	157	354
Disposals	(216)	(167)
Impairment	(18)	(68)
Amortization	(220)	(189)
Ending balance	2,281	2,792
Fair value of SBA servicing asset	$2,281	$2,792

The Company uses assumptions and estimates in determining the fair value of SBA loan servicing rights. These assumptions include prepayment speeds, discount rates, and other assumptions. The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge. For the six months ended June 30, 2026 and 2025, the key assumptions used to determine the fair value of the Company’s SBA servicing asset included weighted average lifetime constant prepayment rates equal to 16.2% and 16.2%, respectively, and weighted average discount rates equal to 10.0% and 10.6%, respectively.

The following table shows the estimated future amortization expense during the next five years for the SBA servicing asset as of the periods presented:

Amount
For the six months ending December 31, 2026	$137
Years ending December 31,
2027	258
2028	227
2029	199
2030	175

Note 9 Borrowings

Borrowings consist of securities sold under agreements to repurchase, long-term debt and FHLB advances.

Securities sold under agreements to repurchase

The Company enters into repurchase agreements to facilitate the needs of its clients. As of June 30, 2026 and December 31, 2025, the Company sold securities under agreements to repurchase totaling $20.2 million and $17.4 million, respectively. The Company pledged mortgage-backed securities with a fair value of approximately $27.4 million and $28.5 million as of June 30, 2026 and December 31, 2025, respectively, for these agreements. The Company monitors collateral levels on a continuous basis and may be required to provide additional collateral based on the fair value of the underlying securities. As of June 30, 2026 and December 31, 2025, the Company had $7.1 million and $11.1 million, respectively, of excess collateral pledged for repurchase agreements.

Federal Home Loan Bank advances

As a member of the FHLB, the Banks have access to a line of credit and term financing from the FHLB with total available credit of $2.0 billion at June 30, 2026. The Company may utilize the FHLB line of credit as a funding mechanism for originated loans and loans held for sale. At June 30, 2026 and December 31, 2025, the Banks had $125.0 million and zero, respectively, of outstanding borrowings from the FHLB. The Banks may pledge investment securities and loans as collateral for FHLB advances. There were no investment securities pledged for FHLB advances at June 30, 2026 or December 31, 2025. Loans pledged were $3.6 billion and $2.4 billion at June 30, 2026 and December 31, 2025, respectively. The Company incurred $0.9 million and $1.0 million of interest expense related to FHLB advances for the three and six months ended June 30, 2026, respectively. During the three and six months ended June 30, 2025, the Company incurred $1.2 million and $2.3 million, respectively, of interest expense related to FHLB advances.

In connection with the acquisition, the Company paid off Vista’s FHLB term loan during the first quarter of 2026, which incurred a prepayment penalty totaling $0.1 million, included in interest on borrowings in the consolidated statements of operations for the six months ended June 30, 2026.

Long-term debt

During the first quarter of 2026, the Company closed a public offering of fixed-to-floating rate subordinated notes totaling $150.0 million. The balance on the notes at June 30, 2026, net of long-term debt issuance costs of $2.6 million, totaled $147.4 million. During the three months and six months ended June 30, 2026, interest expense totaling $2.2 million and $3.3 million, respectively, was recorded, in the consolidated statements of operations. From the issue date to February 15, 2031, or the date of earlier redemption, the Company will pay interest on the notes semi-annually in arrears on February 15 and August 15 of each year, commencing on August 15, 2026, at a fixed annual interest rate equal to 5.875%. From February 15, 2031 to the maturity date, or the date of earlier redemption, the floating interest rate per annum will be equal to the three-month term SOFR plus a spread of 241 basis points, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, commencing on May 15, 2031. The notes will mature on February 15, 2036. The Company may, at its option, redeem the notes in whole or in part beginning with the interest payment date of February 15, 2031 and on any interest payment date thereafter. The Company deployed the net proceeds from the sale of the notes for general corporate purposes

The Company also holds a fixed-to-floating rate note totaling $40.0 million. The balance on the note as of June 30, 2026 and December 31, 2026, net of long-term debt issuance costs, totaled $40.0 million. During the three and six months ended June 30, 2026 and 2025 interest expense totaling $0.3 million and $0.6 million, respectively, was recorded in the consolidated statements of operations. The note is subordinated, unsecured and matures on November 15, 2031. Payments were interest only. Interest expense on the note is payable semi-annually in arrears and will bear interest at 3.00% per annum until November 15, 2026 (or any earlier redemption date). From November 15, 2026 until November 15, 2031 (or any earlier redemption date) payments will be made quarterly in arrears, and the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month term SOFR plus 203 basis points. The Company deployed the net proceeds from the sale of the note for general corporate purposes. Prior to November 5, 2026, the Company may redeem the note only under certain limited circumstances. Beginning on November 5, 2026 through maturity, the note may be redeemed, at the Company’s option, on any scheduled interest payment date. Any redemption by the Company would be at a redemption price equal to 100% of the principal amount of the note being redeemed, together with any accrued and unpaid interest on the note being redeemed up to but excluding the date of redemption. The note is not subject to redemption at the option of the holder.

As part of the acquisition of BOJH on October 1, 2022, the Company assumed three subordinated fixed-to-floating rate notes totaling $15.0 million. The balance on the notes at June 30, 2026 and December 31, 2025 net of the fair value adjustment from the acquisition, totaled $15.0 million. Interest expense related to the notes totaling $0.1 million and $0.3 million was recorded in the consolidated statements of operations during the three and six months ended June 30, 2026 and 2025, respectively. The three notes, containing similar terms, are subordinated, unsecured and mature on June 15, 2031. Payments were interest only. Interest expense on the notes is payable semi-annually in arrears and bore interest at 3.75% per annum until June 15, 2026 (or any earlier redemption date). From June 15, 2026 until June 15, 2031 (or any earlier redemption date) payments will be made quarterly in arrears, and the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month term SOFR plus 306 basis points. Beginning on June 15, 2026 through maturity, the notes may be redeemed, at the Company’s option, on any scheduled interest payment date. Any redemption by the Company would be at a redemption price equal to 100% of the principal amount of the notes being redeemed, together with any accrued and unpaid interest on the notes being redeemed up to but excluding the date of redemption. The notes are not subject to redemption at the option of the holder.

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

Under the Basel III requirements, at June 30, 2026 and December 31, 2025, the Company and the Banks met all capital requirements, including the capital conservation buffer of 2.5%. The Company and the Banks had regulatory capital ratios in excess of the levels established for well-capitalized institutions, as detailed in the tables below:

	June 30, 2026
			Required to be		Required to be
			well capitalized under		considered
			prompt corrective		adequately
	Actual		action provisions		capitalized(1)
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio:
Consolidated	10.3%	$1,230,519	N/A	N/A	4.0%	$477,802
NBH Bank	10.3%	1,223,193	5.0%	$595,277	4.0%	476,221
Bank of Jackson Hole Trust	38.4%	14,897	5.0%	1,941	4.0%	1,553
Common equity tier 1 risk based capital:
Consolidated	12.3%	$1,230,519	N/A	N/A	7.0%	$701,079
NBH Bank	12.3%	1,223,193	6.5%	$647,927	7.0%	697,768
Bank of Jackson Hole Trust	140.7%	14,897	6.5%	688	7.0%	741
Tier 1 risk based capital ratio:
Consolidated	12.3%	$1,230,519	N/A	N/A	8.5%	$851,310
NBH Bank	12.3%	1,223,193	8.0%	$797,449	8.5%	847,290
Bank of Jackson Hole Trust	140.7%	14,897	8.0%	847	8.5%	900
Total risk based capital ratio:
Consolidated	15.4%	$1,544,336	N/A	N/A	10.5%	$1,051,618
NBH Bank	13.4%	1,335,167	10.0%	$996,811	10.5%	1,046,652
Bank of Jackson Hole Trust	141.2%	14,949	10.0%	1,059	10.5%	1,112

(1)	Includes the capital conservation buffer of 2.5%.

	December 31, 2025
			Required to be		Required to be
			well capitalized under		considered
			prompt corrective		adequately
	Actual		action provisions		capitalized(1)
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio:
Consolidated	11.6%	$1,101,481	N/A	N/A	4.0%	$381,030
NBH Bank	10.2%	963,497	5.0%	$474,353	4.0%	379,483
Bank of Jackson Hole Trust	34.2%	13,219	5.0%	1,934	4.0%	1,548
Common equity tier 1 risk based capital:
Consolidated	14.9%	$1,101,481	N/A	N/A	7.0%	$517,822
NBH Bank	13.1%	963,497	6.5%	$477,845	7.0%	514,602
Bank of Jackson Hole Trust	79.3%	13,219	6.5%	1,083	7.0%	1,167
Tier 1 risk based capital ratio:
Consolidated	14.9%	$1,101,481	N/A	N/A	8.5%	$628,784
NBH Bank	13.1%	963,497	8.0%	$588,117	8.5%	624,874
Bank of Jackson Hole Trust	79.3%	13,219	8.0%	1,333	8.5%	1,417
Total risk based capital ratio:
Consolidated	16.8%	$1,244,572	N/A	N/A	10.5%	$776,733
NBH Bank	14.3%	1,051,838	10.0%	$735,146	10.5%	771,904
Bank of Jackson Hole Trust	79.5%	13,250	10.0%	1,667	10.5%	1,750

(1)	Includes the capital conservation buffer of 2.5%.

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

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606 and non-interest expense in-scope of Topic 606 for the three and six months ended June 30, 2026 and 2025:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Non-interest income
In-scope of Topic 606:
Service charges and other account-related fees	$5,378	$4,949	$10,610	$10,181
Bank card fees	4,616	4,732	8,950	8,926
Other non-interest income	1,946	1,435	3,737	2,831
Non-interest income (in-scope of Topic 606)	11,940	11,116	23,297	21,938
Non-interest income (out-of-scope of Topic 606)	7,826	5,950	14,448	10,504
Total non-interest income	$19,766	$17,066	$37,745	$32,442
Non-interest expense
In-scope of Topic 606:
Other non-interest expense(1)	$—	$(38)	$(12)	$(38)
Total revenue in-scope of Topic 606	$11,940	$11,078	$23,285	$21,900

(1)	Other non-interest expense includes net gains (losses) from sales of OREO.

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

Service and performance-based acquisition grants

In connection with the acquisition of Vista, the Company assumed the Vista Equity Plan and adopted the Inducement Plan. During the first quarter of 2026, the Company registered 95,396 shares under the Vista Equity Plan, which may be issuable upon the vesting or settlement of a portion of a restricted stock award granted under the Vista Equity Plan. These replacement awards consist of non-vested restricted shares of common stock that will vest based on continued service and had a weighted-average grant-date fair value of $39.33 per share.

During the first quarter of 2026, the Company issued 36,265 shares of common stock under the Inducement Plan, consisting of 22,398 non-vested restricted shares that vest based on continued service and 13,867 PSUs. The inducement awards had a weighted-average grant-date fair value of $39.59 per share. The PSUs vest based on performance conditions generally consistent with the Company’s other PSU awards, with one-half of the award based on the achievement of cumulative adjusted EPS targets and one-half based on relative ROTA subject to an adjustment factor ranging from 80% - 120% based on the Company’s cumulative relative TSR during the performance period. All awards are equity-classified and accounted for under ASC Topic 718, Compensation—Stock Compensation, with compensation expense recognized over the respective service or performance periods.

The Company granted 567,549 shares of common stock in 2026 in connection with the Vista acquisition, consisting of 378,366 restricted stock awards that vest based on continued service and 189,183 restricted stock awards that vest based on achievement of certain established performance metrics. The performance-based restricted stock awards will vest on December 15, 2026, subject to continued employment through such date and the achievement of: (i) with respect to 50% of such portion, the successful closing, integration and rebranding of the combined organization, as determined by the Board’s Compensation Committee in its sole discretion; and (ii) with respect to the other 50% of such portion, specified annual cost savings goals with respect to the combined organization directly resulting from the acquisition and integration of Vista through November 30, 2026. The remaining two-thirds of each such award are time-based and will vest in eight quarterly installments beginning on March 15, 2027, subject to continued employment through such vesting dates.

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

The weighted-average grant date fair value per unit for the awards granted during the six months ended June 30, 2026 of the EPS target portion and ROTA target portion was $39.66. During the six months ended June 30, 2026, the Company canceled 39,673 PSUs due to final performance results related to PSUs granted in 2023.

The following table summarizes restricted stock and PSU activity during the six months ended June 30, 2026:

		Weighted		Weighted
	Restricted	average grant-	Performance	average grant-
	stock shares	date fair value	stock units	date fair value
Unvested at December 31, 2025	303,156	$35.57	212,513	$34.09
Granted	696,061	39.38	293,350	39.45
Adjustment due to performance	—	—	(39,673)	28.68
Vested	(174,609)	34.22	(25,876)	33.46
Forfeited	(7,164)	37.66	(1,300)	33.74
Unvested at June 30, 2026	817,444	$39.08	439,014	$38.20

As of June 30, 2026, the total unrecognized compensation cost related to the non-vested restricted stock awards and PSUs totaled $23.7 million and $10.0 million, respectively, and is expected to be recognized over a weighted average period of approximately 2.4 years and 1.6 years, respectively. Expense related to non-vested restricted stock awards totaled $4.5 million and $8.5 million during the three and six months ended June 30, 2026, respectively, and $1.5 million and $2.6 million during the three and six months ended June 30, 2025, respectively. Expense related to non-vested PSUs totaled $2.6 million and $4.9 million during the three and six months ended June 30, 2026, respectively, and $0.6 million and $1.1 million during the three and six months ended June 30, 2025, respectively. Expense related to non-vested restricted stock awards and PSUs is a component of salaries and benefits expense in the Company’s consolidated statements of operations.

Stock options

Prior to 2024, the Company issued stock options, which are primarily time-vesting with 1/3 vesting on each of the first, second and third anniversary of the date of grant or date of hire. As of June 30, 2026 and 2025, the Company had 509,376 and 555,656 stock options outstanding, respectively, at a weighted average exercise price of $33.19 and $32.95, respectively. No stock options were granted during the six months ended June 30, 2026. Stock option expense is a component of salaries and benefits in the consolidated statements of operations and totaled $4.6 thousand and $17.0 thousand for the three and six months ended June 30, 2026, respectively. During the three and six months ended June 30, 2025, stock option expense totaled $10.6 thousand and $53.5 thousand, respectively. At June 30, 2026, there was no unrecognized compensation cost related to non-vested stock options granted under the plans.

Associate stock purchase plan

The ASPP is intended to be a qualified plan within the meaning of Section 423 of the Internal Revenue Code of 1986 and allows eligible employees to purchase shares of common stock through payroll deductions up to a limit of $25,000 per calendar year and 2,000 shares per offering period. The price an employee pays for shares is 90.0% of the fair market value of Company common stock on the last day of the offering period. The offering periods are the six-month periods commencing on March 1 and September 1 of each year and ending on August 31 and February 28 (or February 29 in the case of a leap year) of each year. There are no vesting or other restrictions on the stock purchased by employees under the ASPP. Under the ASPP, the total number of shares of common stock reserved for issuance totaled 400,000 shares, of which 188,269 was available for issuance as of June 30, 2026.

Under the ASPP, employees purchased 8,490 shares and 8,099 shares during the six months ended June 30, 2026 and 2025, respectively.

Note 13 Common Stock

The Company had 44,537,718 and 37,772,516 shares of common stock outstanding at June 30, 2026 and December 31, 2025, respectively, inclusive of 7,305,975 shares of common stock added to the Company’s total outstanding shares upon the closing of the Vista acquisition. Additionally, the Company had 817,444 and 303,156 shares outstanding at June 30, 2026 and December 31, 2025, respectively, of restricted common stock issued but not yet vested and are not included in shares outstanding until such time that they are vested. Of the 817,444 shares of restricted common stock issued but not yet vested at June 30, 2026, 715,548 shares were under the Omnibus Plan, 79,498 shares were under the Vista Equity Plan, and 22,398 shares were under the Inducement Plan. All shares of restricted common stock issued but not vested at December 31, 2025 were under the Omnibus Plan. All restricted shares under each plan have voting rights, however, restricted shares under the Omnibus Plan and Inducement Plan also have certain dividend rights.

On January 27, 2026, the Company’s Board of Directors authorized a program to repurchase up to $100.0 million of the Company’s common stock from time to time in the open market or in privately negotiated transactions in accordance with applicable regulations of the SEC. The timing and amount of any share repurchases will be determined by the Company’s management based on market conditions and other factors. The new program replaces in its entirety the stock repurchase program that was authorized by the Board of Directors and announced on May 9, 2023. No time limit has been set for completion of the program. During the three months ended June 30, 2026, the Company repurchased 268,471 shares of common stock for $11.1 million. During the six months ended June 30, 2026, the Company repurchased 670,340 shares of common stock for $27.2 million. The remaining authorization under the current program as of June 30, 2026 was $72.8 million.

Note 14 Earnings Per Share

The Company calculates earnings per share under the two-class method, as certain non-vested share awards contain non-forfeitable rights to dividends. As such, these awards are considered securities that participate in the earnings of the Company. Non-vested shares are discussed further in note 13.

The Company had 44,537,718 and 38,045,622 shares of common stock outstanding as of June 30, 2026 and 2025, respectively, excluding issued but unvested restricted shares. Certain stock options and non-vested restricted shares are potentially dilutive securities, but are not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive for the three and six months ended June 30, 2026 and 2025.

The following table illustrates the computation of basic and diluted earnings per share for the three and six months ended June 30, 2026 and 2025:

	For the three months ended		For the six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net income	$26,490	$34,022	$47,283	$58,253
Less: income allocated to participating securities	(431)	(289)	(808)	(486)
Income allocated to common shareholders	$26,059	$33,733	$46,475	$57,767
Weighted average shares outstanding for basic earnings per common share	44,665,184	38,075,896	44,553,109	38,072,196
Dilutive effect of equity awards	250,606	75,914	208,239	114,464
Weighted average shares outstanding for diluted earnings per common share	44,915,790	38,151,810	44,761,348	38,186,660
Basic earnings per share	$0.58	$0.89	$1.04	$1.52
Diluted earnings per share	0.58	0.88	1.04	1.51

The Company had 509,376 and 555,656 outstanding stock options to purchase common stock at weighted average exercise prices of $33.19 and $32.95 per share at June 30, 2026 and 2025, respectively, which have time-vesting criteria, and as such, any dilution is derived only for the timeframe in which the vesting criteria had been met and where the inclusion of those stock options is dilutive. The Company had 439,014 and 219,190 unvested PSUs issued as of June 30, 2026 and 2025, respectively, which have performance, market and/or time-vesting criteria, and as such, any dilution is derived only for the timeframe in which the vesting criteria had been met and where the inclusion of those units is dilutive. The Company had 79,498 and zero unvested restricted shares issued as of June 30, 2026 and 2025, respectively, which do not have dividend rights, and as such, any dilution is derived only for the timeframe in which the vesting criteria had been met and where the inclusion of those units is dilutive.

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

Fair values of derivative instruments on the balance sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the consolidated statements of financial condition as of June 30, 2026 and December 31, 2025. Information about the valuation methods used to measure fair value is provided in note 17.

		Asset derivatives fair value			Liability derivatives fair value
	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
	location	2026	2025	location	2026	2025
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$24,473	$21,929	Other liabilities	$862	$1,866
Total derivatives designated as hedging instruments		$24,473	$21,929		$862	$1,866

Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$5,825	$7,221	Other liabilities	$5,833	$7,227
Interest rate lock commitments	Other assets	349	283	Other liabilities	3	1
Forward contracts	Other assets	3	—	Other liabilities	69	87
Total derivatives not designated as hedging instruments		$6,177	$7,504		$5,905	$7,315

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

For derivatives that qualify and are designated as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest income in the same periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis. The earnings recognition of excluded components is included in interest income. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income as interest payments are received on the Company’s variable-rate assets. As of June 30, 2026, the Company had cash flow hedges with a notional amount of $50.0 million. The Company expects to reclassify $0.3 million from AOCI as a reduction to interest income during the next 12 months.

Fair value hedges

Interest rate swaps designated as fair value hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of June 30, 2026 and December 31, 2025, the Company had interest rate swaps with a notional amount of $405.2 million and $365.2 million, respectively, which were designated as fair value hedges of interest rate risk.

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
	Carrying amount of hedged assets		carrying amount of hedged assets(1)
Line item in the consolidated statements of financial	June 30,	December 31,	June 30,	December 31,
condition in which the hedged item is included	2026	2025	2026	2025
Loans receivable	$406,238	$457,658	$(23,179)	$(18,812)

(1)

Fair value hedge adjustments included basis adjustments on terminated positions to be amortized through the contractual maturity date of each respective hedged item. Excluding those terminated positions, the fair value hedge adjustments consisted of losses totaling $24.8 million and $20.7 million as of June 30, 2026 and December 31, 2025, respectively.

Non-designated hedges

Derivatives not designated as hedges are not speculative and consist of interest rate swaps with commercial banking clients that facilitate their respective risk management strategies. Interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the client swaps and the offsetting swaps are recognized directly in earnings. As of June 30, 2026 and December 31, 2025, the Company had matched interest rate swap transactions with an aggregate notional amount of $957.5 million and $777.7 million, respectively, related to this program. Derivative fee income from non-designated hedges totaled $0.5 million and $1.1 million for the three and six months ended June 30, 2026, respectively. During the three and six months ended June 30, 2025, derivative fee income from non-designated hedges totaled zero and $0.2 million, respectively.

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

The Company had interest rate lock commitments with a notional value of $22.9 million and forward contracts with a notional value of $31.5 million at June 30, 2026. At December 31, 2025, the Company had interest rate lock commitments with a notional value of $16.7 million and forward contracts with a notional value of $34.0 million.

Effect of derivative instruments on the consolidated statements of operations and accumulated other comprehensive income

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the three and six months ended June 30, 2026 and 2025:

	Location of gain (loss)	Amount of gain (loss) recognized in income on derivatives
	recognized in income on	For the three months ended June 30,		For the six months ended June 30,
Derivatives in hedging relationships	derivatives	2026	2025	2026	2025
Fair value hedging relationships - Interest rate products	Interest and fees on loans	$3,733	$(1,264)	$5,620	$(6,107)
Cash flow hedging relationships - Interest rate products	Interest and fees on loans	(77)	(366)	(197)	(721)
Total		$3,656	$(1,630)	$5,423	$(6,828)

	Location of gain (loss)	Amount of (loss) gain recognized in income on derivatives
	recognized in income on	For the three months ended June 30,		For the six months ended June 30,
Hedged items	hedged items	2026	2025	2026	2025
Interest rate products	Interest and fees on loans	$(3,108)	$2,759	$(4,366)	$9,084

	Location of gain (loss)	Amount of gain (loss) recognized in income on derivatives
Derivatives not designated	recognized in income on	For the three months ended June 30,		For the six months ended June 30,
as hedging instruments	derivatives	2026	2025	2026	2025
Interest rate products	Other non-interest expense	$128	$1	$(3)	$(1)
Interest rate lock commitments	Mortgage banking income	(92)	(175)	102	359
Forward contracts	Mortgage banking income	(241)	(164)	21	(342)
Total		$(205)	$(338)	$120	$16

The tables below present the effect of cash flow hedge accounting on AOCI as of the dates presented.

	For the three months ended June 30, 2026
	Loss recognized in OCI on derivatives	Loss recognized in OCI included component	Loss recognized in OCI excluded component	Location of loss recognized from AOCI into income	Loss reclassified from AOCI into income	Loss reclassified from AOCI into income included component	Loss reclassified from AOCI into income excluded component
Derivatives in cash flow hedging relationships:
Interest rate products	$(43)	$(5)	$(38)	Interest income	$(77)	$—	$(77)

	For the six months ended June 30, 2026
	Loss recognized in OCI on derivatives	Loss recognized in OCI included component	Gain recognized in OCI excluded component	Location of loss recognized from AOCI into income	Loss reclassified from AOCI into income	Loss reclassified from AOCI into income included component	Loss reclassified from AOCI into income excluded component
Derivatives in cash flow hedging relationships:
Interest rate products	$(65)	$(87)	$22	Interest income	$(197)	$(29)	$(168)

	For the three months ended June 30, 2025
	Loss recognized in OCI on derivatives	Loss recognized in OCI included component	Loss recognized in OCI excluded component	Location of loss recognized from AOCI into income	Loss reclassified from AOCI into income	Loss reclassified from AOCI into income included component	Loss reclassified from AOCI into income excluded component
Derivatives in cash flow hedging relationships:
Interest rate products	$(65)	$(51)	$(14)	Interest income	$(366)	$(248)	$(118)

	For the six months ended June 30, 2025
	Loss recognized in OCI on derivatives	Loss recognized in OCI included component	Loss recognized in OCI excluded component	Location of loss recognized from AOCI into income	Loss reclassified from AOCI into income	Loss reclassified from AOCI into income included component	Loss reclassified from AOCI into income excluded component
Derivatives in cash flow hedging relationships:
Interest rate products	$(46)	$(36)	$(10)	Interest income	$(721)	$(487)	$(234)

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

The Company is party to agreements with certain derivative counterparties that provide the counterparties the right to terminate derivative positions if the Company fails to maintain its status as a well-capitalized or adequately capitalized institution. In such event, the Company would be required to settle its obligations under the agreements.

As of June 30, 2026, the termination value of derivatives in a net liability position related to these agreements was zero. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and, as of June 30, 2026, the Company had met these thresholds. If the Company had breached any of these provisions at June 30, 2026, it could have been required to settle its obligations under the agreements at the termination value.

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

Total unfunded commitments at June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026	December 31, 2025
Commitments to fund loans	$907,394	$499,960
Unfunded commitments under lines of credit	861,830	640,181
Commercial and standby letters of credit	159,966	7,987
Total unfunded commitments	$1,929,190	$1,148,128

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

Contingencies

Mortgage loans sold to investors may be subject to repurchase or indemnification in the event of specific default by the borrower or subsequent discovery that underwriting standards were not met. The Company established a reserve liability for expected losses related to these representations and warranties based upon management’s evaluation of actual and historical loss history, delinquency trends or other documentation or deficiency findings in the portfolio and economic conditions. Charges against the reserve during the three and six months ended June 30, 2026 totaling $40 thousand and $60 thousand, respectively, were primarily driven by early payoffs and repurchases. Charges against the reserve during the three and six months ended June 30, 2025 totaling $21 thousand and $66 thousand, respectively, were primarily driven by early payoffs and repurchases. The repurchase reserve is included in other liabilities in the consolidated statements of financial condition.

The following table summarizes mortgage repurchase reserve activity for the periods presented:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Beginning balance	$487	$865	$557	$1,000
Provision released from operating expense, net	—	(120)	(50)	(210)
Charge-offs	(40)	(21)	(60)	(66)
Ending balance	$447	$724	$447	$724

In the ordinary course of business, the Company or the Banks may be subject to litigation. Based upon the available information and advice from the Company’s legal counsel, management does not believe that any potential, threatened or pending litigation to which it is, or would reasonably become, a party will have a material adverse effect on the Company’s liquidity, financial condition or results of operations.

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

Changes in the valuation inputs used for measuring the fair value of financial instruments may occur due to changes in current market conditions or other factors. Such changes may necessitate a transfer of the financial instruments to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfer occurs. During the six months ended June 30, 2026 and 2025, there were no transfers of financial instruments between the hierarchy levels.

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

Mortgage banking derivatives—The Company relies on a third-party pricing service to value its mortgage banking derivative financial assets and liabilities, which the Company classifies as a level 3 valuation. The external valuation model to estimate the fair value of its interest rate lock commitments to originate residential mortgage loans held for sale includes grouping the interest rate lock commitments by interest rate and terms, applying an average 86.6% estimated pull-through rate based on historical experience, and then multiplying by quoted investor prices determined to be reasonably applicable to the loan commitment groups based on interest rate, terms and rate lock expiration dates of the loan commitment groups. The Company also relies on an external valuation model to estimate the fair value of its forward commitments to sell residential mortgage loans (i.e., an estimate of what the Company would receive or pay to terminate the forward delivery contract based on market prices for similar financial instruments), which includes matching specific terms and maturities of the forward commitments against applicable investor pricing.

The tables below present the financial instruments measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 in the consolidated statements of financial condition utilizing the hierarchy structure described above:

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale
U.S. Treasuries	$53,675	$—	$—	$53,675
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	—	201,135	—	201,135
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	—	330,472	—	330,472
Equity securities with readily determinable fair values	332	—	—	332
Loans held for sale	—	26,486	—	26,486
Interest rate swap derivatives	—	30,298	—	30,298
Mortgage banking derivatives	—	—	352	352
Total assets at fair value	$54,007	$588,391	$352	$642,750
Liabilities:
Interest rate swap derivatives	$—	$6,695	$—	$6,695
Mortgage banking derivatives	—	—	72	72
Total liabilities at fair value	$—	$6,695	$72	$6,767

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale
U.S. Treasuries	$74,226	$—	$—	$74,226
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	—	157,665	—	157,665
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	—	296,026	—	296,026
Equity securities with readily determinable fair values	5,059	—	—	5,059
Loans held for sale	—	25,695	—	25,695
Interest rate swap derivatives	—	29,150	—	29,150
Mortgage banking derivatives	—	—	283	283
Total assets at fair value	$79,285	$508,536	$283	$588,104
Liabilities:
Interest rate swap derivatives	$—	$9,093	$—	$9,093
Mortgage banking derivatives	—	—	88	88
Total liabilities at fair value	$—	$9,093	$88	$9,181

The table below details the changes in level 3 financial instruments during the six months ended June 30, 2026:

Mortgage banking
derivatives, net
Balance at December 31, 2025	$195
Gain included in earnings, net	123
Fees and (costs) included in earnings, net	(38)
Balance at June 30, 2026	$280

Fair Value of Financial Instruments Measured on a Non-recurring Basis

Certain assets may be recorded at fair value on a non-recurring basis as conditions warrant. These non-recurring fair value measurements typically result from the application of lower of cost or fair value accounting or a write-down occurring during the period.

Individually evaluated loans—The Company records individually evaluated loans based on the fair value of the collateral when it is probable that the Company will be unable to collect all contractual amounts due in accordance with the terms of the loan agreement. The Company relies on third-party appraisals and internal assessments, utilizing a discount rate in the range of 3% - 31% with a weighted average discount rate of 7.6% in determining the estimated fair values of these loans. The inputs used to determine the fair values of loans are considered level 3 inputs in the fair value hierarchy. At June 30, 2026, the Company recorded a specific reserve of $14.2 million related to 23 loans with a carrying balance of $114.0 million. At June 30, 2025, the Company recorded a specific reserve of $6.3 million related to 15 loans with a carrying balance of $26.0 million. The increase at June 30, 2026, compared to the same period in the prior year, was primarily due to $7.8 million of specific reserves related to acquired Vista loans.

Premises and equipment—During the first quarter of 2026, the Company approved plans to consolidate nine banking centers. The respective banking centers were subsequently closed in the second quarter of 2026. Premises and equipment were written down to estimated fair value less costs to sell in the first quarter of 2026 when the held-for-sale criteria was met. Fair value is estimated in a process that considers current local commercial real estate market conditions, the judgment of the sales agent and often involves obtaining third-party appraisals from certified real estate appraisers. These fair value measurements are classified as level 3. Unobservable inputs to these measurements, which include estimates and judgments often used in conjunction with appraisals, are not readily quantifiable. For the six months ended June 30, 2026, the Company recognized $0.8 million of impairment in its consolidated statements of operations related to premises and equipment classified as held-for-sale totaling $3.1 million.

Mortgage servicing rights—MSRs represent the value associated with servicing residential real estate loans that have been sold to outside investors with servicing retained. The fair value for servicing assets is determined through discounted cash flow analysis and utilizes discount rates from 9.5% to 10.0% at June 30, 2026 and a constant prepayment speed assumption range of 6.2% to 9.7% with a weighted average rate of 6.4% at June 30, 2026. The weighted average MSRs are subject to impairment testing. The carrying values of these MSRs are reviewed quarterly for impairment based upon the calculation of fair value. For purposes of measuring impairment, the MSRs are stratified into certain risk characteristics including note type and note term. If the valuation model reflects a value less than the carrying value, MSRs are adjusted to fair value through a valuation allowance and the adjustment is included in mortgage banking income in the consolidated statements of operations. During the six months ended June 30, 2026 and 2025, the Company recorded no impairments. The inputs used to determine the fair values of MSRs are considered level 3 inputs in the fair value hierarchy.

SBA servicing asset—The SBA servicing asset represents the value associated with servicing small business real estate loans that have been sold to outside investors with servicing retained. The fair value for the SBA servicing asset is determined through a discounted cash flow analysis and utilizes a weighted average discount rate of 10.0% and a weighted average lifetime constant prepayment rate of 16.2%. The SBA servicing asset is amortized over the period of the estimated future net servicing life of the underlying assets, and it is evaluated quarterly for impairment based upon the fair value of the rights as compared to their amortized cost. Impairment is recognized in the consolidated statement of operations to the extent the fair value is less than the capitalized amount of the SBA servicing asset. The Company recorded $17.6 thousand and $68.0 thousand of impairment for the six months ended June 30, 2026 and 2025, respectively.

The Company may be required to record fair value adjustments on other available-for-sale and municipal securities valued at par on a non-recurring basis.

The tables below provide information regarding losses from assets recorded at fair value on a non-recurring basis during the six months ended June 30, 2026 and 2025:

	June 30, 2026
	Total	Losses from fair value changes
Individually evaluated loans	$114,036	$9,485
Premises and equipment	2,175	763
Total	$116,211	$10,248

	June 30, 2025
	Total	Losses from fair value changes
Individually evaluated loans	$51,395	$15,994
SBA servicing rights	2,792	68
Total	$54,187	$16,062

The Company did not record any liabilities measured at fair value on a non-recurring basis during the six months ended June 30, 2026 or 2025.

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

The fair value of financial instruments at June 30, 2026 and December 31, 2025 are set forth below:

	Level in fair value	June 30, 2026		December 31, 2025
	measurement	Carrying	Estimated	Carrying	Estimated
	hierarchy	amount	fair value	amount	fair value
ASSETS
Cash and cash equivalents	Level 1	$380,696	$380,696	$417,058	$417,058
U.S. Treasury securities - AFS	Level 1	53,675	53,675	74,226	74,226
U.S. Treasury securities - HTM	Level 1	—	—	24,900	24,851
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises available-for-sale	Level 2	201,135	201,135	157,665	157,665
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises available-for-sale	Level 2	330,472	330,472	296,026	296,026
Other available-for-sale securities	Level 3	251	251	722	722
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises held-to-maturity	Level 2	236,687	212,335	236,535	213,974
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises held-to-maturity	Level 2	521,536	484,390	390,297	358,624
Equity securities with readily determinable fair values	Level 1	332	332	5,059	5,059
FRB and FHLB stock	Level 2	42,854	42,854	24,641	24,641
Loans receivable	Level 3	9,774,052	9,525,099	7,433,356	7,274,904
Loans held for sale	Level 2	26,486	26,486	25,695	25,695
Accrued interest receivable	Level 2	51,892	51,892	41,951	41,951
Interest rate swap derivatives	Level 2	30,298	30,298	29,150	29,150
Mortgage banking derivatives	Level 3	352	352	283	283
LIABILITIES
Deposit transaction accounts	Level 2	9,119,775	9,119,775	7,142,863	7,142,863
Time deposits	Level 2	1,269,658	1,271,253	1,149,771	1,157,231
Securities sold under agreements to repurchase	Level 2	20,239	20,239	17,350	17,350
Long-term debt	Level 2	204,676	202,003	54,719	53,165
Federal Home Loan Bank advances	Level 2	125,000	125,000	—	—
Accrued interest payable	Level 2	20,230	20,230	18,017	18,017
Interest rate swap derivatives	Level 2	6,695	6,695	9,093	9,093
Mortgage banking derivatives	Level 3	72	72	88	88

Note 19 Business Segment

The Company has aligned its operations into one reportable segment. Key metrics used to evaluate the segment include consolidated net income and its major components. Revenue and expenses are consistent with the consolidated statement of operations, and the measure of segment assets is consistent with total consolidated assets on the balance sheet.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes as of and for the three and six months ended June 30, 2026, and with our annual report on Form 10-K (file number 001-35654), which includes our audited consolidated financial statements and related notes as of and for the years ended December 31, 2025, 2024 and 2023.Our acquisition of Vista occurred on January 7, 2026, subsequent to the dates of information in our most recent report on Form 10-K, and comparisons herein to quarters or years prior to January 7, 2026 should be reviewed with that context. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that may cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the section entitled “Cautionary Note Regarding Forward-Looking Statements” and in Item 1A“Risk Factors” in the annual report on Form 10-K, referenced above, and should be read herewith.

All amounts are in thousands, except share and per share data, or as otherwise noted.

Overview

Our focus is on building relationships by creating a win-win scenario for our clients and our Company. We believe in providing solutions and services for our clients that are based on fairness and simplicity. We have established a solid financial services franchise with a sizable presence for deposit gathering and building client relationships necessary for growth. We have executed on strategic acquisition opportunities to expand our presence in attractive markets and to diversify our revenue streams. Our digital banking solution, 2UniFiSM, continues to focus on providing a unified client experience that helps small- and medium-sized business owners manage financial products and services across multiple banks and fintechs. We believe that our established presence in our core markets of Colorado, the greater Kansas City region, Texas, Utah, Wyoming, New Mexico, Idaho and Palm Beach, Florida, as well as our ongoing investment in digital solutions and strategic acquisitions, position us well for growth opportunities. As of June 30, 2026, we had $12.6 billion in assets, $9.8 billion in loans, $10.4 billion in deposits, $1.7 billion in equity and $1.5 billion in assets under management in our trust and wealth management business.

Operating Highlights

Strategic execution

●

The Company closed the acquisition of Vista on January 7, 2026, which further strengthens the Company’s presence in the high-growth Dallas-Ft. Worth, Austin, and Lubbock, Texas markets. The acquisition added $1.9 billion in total loans and $2.2 billion in total deposits at the closing date. The transaction was valued at $377.7 million in the aggregate, based on the Company’s closing price of $39.51 on January 6, 2026. The Company paid $89.0 million of cash consideration and $288.7 million in NBHC common stock. In addition, the Company held $45.0 million in debt of Vista that was effectively settled upon closing. The core system conversion for this transaction was completed in July 2026.

●	The Company generated record loan fundings of $926.9 million in the second quarter of 2026, and year-to-date annualized organic loan growth totaled 9.7%.
●	Enhanced shareholder returns by executing $27.2 million of share buybacks for the six months ended June 30, 2026.

Profitability and returns

●

Net income totaled $47.3 million, or $1.04 per diluted share, for the six months ended June 30, 2026, compared to net income of $58.3 million, or $1.51 per diluted share, for the six months ended June 30, 2025. During the six months ended June 30, 2026, acquisition and restructuring charges totaled $20.6 million, after tax. Adjusted net income, excluding these items, increased $9.7 million, or 16.6%, to $67.9 million, during the six months ended June 30, 2026. Adjusted earnings per–diluted share totaled $1.50 for the six months ended June 30, 2026.

●

Pre-provision net revenue FTE totaled $68.5 million and $85.4 million for the six months ended June 30, 2026 and 2025, respectively. Excluding acquisition and restructuring charges, adjusted pre-provision net revenue FTE increased $9.9 million, or 11.5%, to $95.3 million for the six months ended June 30, 2026, compared to $85.4 million for the same period in the prior year.

●

The return on average assets totaled 0.78% and 1.19% for the six months ended June 30, 2026 and 2025, respectively. Excluding acquisition and restructuring charges, the adjusted return on average tangible assets totaled 1.23% for the six months ended June 30, 2026, compared to 1.29% for the same period in the prior year.

●

The return on average equity totaled 5.68% for the six months ended June 30, 2026, compared to 8.80% for the six months ended June 30, 2025. Excluding acquisition and restructuring charges, the adjusted return on average tangible common equity for the six months ended June 30, 2026 was 12.11%, compared to 12.44% for the six months ended June 30, 2025.

   Loan portfolio

●

Loans increased $2.3 billion, or 31.5%, to $9.8 billion as of June 30, 2026, compared to $7.4 billion at December 31, 2025. The increase was driven by record loan fundings totaling $1.7 billion for the six months ended June 30, 2026, in addition to the acquired Vista loans totaling $1.9 billion on January 7, 2026.

●	The Company’s loan portfolio is comprised of 57.3% commercial loans, 27.1% non-owner occupied CRE loans, 15.4% residential loans, and 0.2% other loans.
●

The Company maintained a conservatively structured loan portfolio represented by diverse industries and sector concentrations at 15% or less of total loans. All concentration levels remain well below our self-imposed limits.

●

Non-owner occupied CRE loans, which are comprised of multiple industry sectors, were 171.6% of the Company’s risk based capital, or 27.1%, of total loans, and no specific property type comprised more than 7.0% of total loans at June 30, 2026.

●

The Company maintains a low level of non-owner occupied CRE retail properties and office properties. Including available credit, non-owner occupied CRE retail and office properties comprised 3.7% and 2.3% of total loans, respectively, at June 30, 2026. Multifamily loans totaled $299.8 million, or 3.1% of total loans at June 30, 2026.

●	We do not originate high-dollar non-amortizing or balloon payment mortgage loans to our clients.

   Credit quality

●	Allowance for credit losses totaled 1.13% of total loans at June 30, 2026, compared to 1.18% at December 31, 2025.
●

The Company continued to prudently manage credit risk in 2026, further strengthening our credit profile. Non-performing loans improved three basis points to 0.31% of total loans at June 30, 2026, compared to 0.34% at December 31, 2025.

●	Criticized loans decreased $16.3 million, or 5.2%, to $298.0 million as of June 30, 2026, compared to December 31, 2025.
●	Provision expense for credit losses totaled $5.5 million and $10.2 million during the six months ended June 30, 2026 and 2025, respectively.
●

Net charge-offs of $14.1 million and $16.1 million were recorded during the six months ended June 30, 2026 and 2025, respectively, and annualized net charge-offs to average total loans totaled 0.30% and 0.43% for the six months ended June 30, 2026 and 2025, respectively.

Deposits

.9
●

Average total deposits for the six months ended June 30, 2026 increased $1.9 billion to $10.2 billion, compared to the six months ended June 30, 2025. The increase was driven by $2.2 billion of total deposits, on a spot basis, related to the Vista acquisition on January 7, 2026.

●

Average transaction deposits for the six months ended June 30, 2026 increased $1.7 billion to $8.9 billion, compared to the six months ended June 30, 2025. The increase was driven by $2.0 billion of transaction deposits, on a spot basis, related to the Vista acquisition.

●	The mix of transaction deposits to total deposits increased 77 basis points to 87.8% at June 30, 2026, compared to June 30, 2025.
●	Cost of deposits improved 11 basis points to 1.93% for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, as a result of our disciplined deposit pricing.
●	Approximately 69% of our deposits were FDIC insured as of June 30, 2026.

   Liquidity

.9
●	The Company prudently manages liquidity and maintains a profile focused on core deposits and stable, long-term and diversified funding sources, including access to Cambr platform deposits.

●	On-balance sheet liquidity totaled $915.3 million at June 30, 2026 and was comprised of $380.7 million of cash and $534.6 million of unencumbered investments.
●

Liquidity is monitored and managed to ensure that sufficient funds are available on-demand to meet our business needs. At June 30, 2026, the Company’s available secured and committed borrowing capacity at the FHLB and FRB totaled $3.9 billion. The Company also accesses a variety of other short-term and long-term unsecured funding sources, which include access to Cambr platform deposits, multiple brokered deposit platform options and lines of credit.

●

Our investment securities portfolio has a short average duration and targets a neutral interest rate position. The portfolio is entirely backed by U.S. government or GSEs, which we believe mitigates the risk of material losses. Regarding the fair value of investment securities, our accumulated other comprehensive loss does not have a material impact on our capital position.

   Revenues

●

Net interest income FTE increased $44.6 million, or 25.1%, to $222.5 million during the six months ended June 30, 2026, compared to the same period of the prior year. The increase was driven by a $1.6 billion increase in average acquired loans and $232.4 million of average originated loan growth.

●

The net interest margin FTE expanded six basis points to 4.00% for the six months ended June 30, 2026, compared to the six months ended June 30, 2026, driven by an eight basis point improvement in the cost of funds.

●

During the six months ended June 30, 2026, non-interest income increased $5.3 million, or 16.3%, to $37.7 million, compared to the six months ended June 30, 2025, driven by increases in our diversified sources of fee income including service charges and bank card fees, income from partnership investments, swap fee income, and trust income.

   Expenses

●

Non-interest expense totaled $191.8 million, which included $26.6 million of acquisition and restructuring expenses, during the six months ended June 30, 2026. Non-interest expense during the six months ended June 30, 2025 totaled $124.9 million. Excluding the acquisition and restructuring expenses, adjusted non-interest expense during the six months ended June 30, 2026 totaled $165.2 million, increasing from the same period prior year, primarily due to our recent acquisition.

●

During the six months ended June 30, 2026, the efficiency ratio FTE totaled 73.7%, compared to 59.4% in the same period prior year. The adjusted efficiency ratio FTE totaled 61.6% for the six months ended June 30, 2026, compared to 57.5% during the same period prior year.

●

Income tax expense totaled $11.3 million during the six months ended June 30, 2026, compared to $13.1 million in the same period of the prior year. The effective tax rate for the six months ended June 30, 2026 was 19.2%, compared to 18.0% for the full year 2025.

   Capital

●	The Company paid dividends of $0.64 per common share during the six months ended June 30, 2026, and declared a quarterly dividend of $0.32 per common share during the third quarter of 2026.
●

On January 27, 2026 the Company’s Board of Directors authorized a new stock repurchase program under which the Company may repurchase up to $100.0 million of the Company’s stock. This new program replaces the old stock repurchase program approved in May of 2023 in its entirety. During the six months ended June 30, 2026, the Company repurchased 670,340 shares of common stock for $27.2 million as part of our capital strategy.

●

Capital ratios continue to be well in excess of federal bank regulatory agency “well capitalized” thresholds. At June 30, 2026, our consolidated tier 1 leverage ratio was 10.30%, and our consolidated common equity tier 1 and tier 1 risk based capital ratios were 12.29%.

●

The ratio of total shareholders’ equity to total assets was 13.3% at June 30, 2026, compared to 14.0% at December 31, 2025. Our tangible common equity capital ratio, which includes accumulated other comprehensive loss, totaled 9.7% at June 30, 2026, compared to 11.0% at December 31, 2025, after deploying capital for the Vista acquisition.

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

We will continue to make investments in our digital growth strategy and our digital financial ecosystem for 2UniFi and may also seek to partner with third parties to accelerate growth. The Company also continues to shift from constructing systems for 2UniFi to activating services. 2UniFi may prove difficult to successfully scale and may require additional operational and control systems to manage fraud, cybersecurity, operational, legal and compliance risks.

The Vista core system conversion was successfully completed in July 2026 and ongoing integration activities remain on track. Acquisition integrations present operational and execution challenges which require ongoing investments in systems, processes, and personnel. While the acquisition supports our long-term growth strategy, the integration process may be more costly or time consuming than anticipated.

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

Performance Overview

In evaluating our consolidated statements of financial condition and results of operations financial statement line items, we evaluate and manage our performance based on key earnings indicators, balance sheet ratios, asset quality metrics and regulatory capital ratios, among others. The table below presents key performance indicators that we use to analyze our business for the periods indicated:

Key Metrics(1)

	As of and for the three months ended			As of and for the six months ended
	June 30,	December 31,	June 30,	June 30,	June 30,
	2026	2025	2025	2026	2025
Return on average assets	0.86%	0.65%	1.38%	0.78%	1.19%
Return on average tangible assets(2)	0.96%	0.73%	1.49%	0.87%	1.29%
Adjusted return on average tangible assets(2)(3)	1.26%	1.02%	1.49%	1.23%	1.29%
Return on average equity	6.34%	4.57%	10.15%	5.68%	8.80%
Return on average tangible common equity(2)	9.70%	6.58%	14.18%	8.62%	12.44%
Adjusted return on average tangible common equity(2)(3)	12.71%	9.10%	14.18%	12.11%	12.44%
Loan to deposit ratio (end of period)(4)	94.08%	89.64%	90.54%	94.08%	90.54%
Non-interest bearing deposits to total deposits (end of period)	24.79%	26.58%	26.22%	24.79%	26.22%
Net interest margin(5)	3.86%	3.80%	3.86%	3.92%	3.85%
Net interest margin FTE(5)(6)	3.94%	3.89%	3.95%	4.00%	3.94%
Interest rate spread FTE(6)(7)	3.16%	3.04%	3.06%	3.21%	3.06%
Yield on earning assets(8)	5.73%	5.57%	5.80%	5.77%	5.78%
Yield on earning assets FTE(6)(8)	5.81%	5.66%	5.88%	5.85%	5.87%
Cost of funds	2.01%	1.93%	2.09%	2.00%	2.08%
Cost of deposits	1.93%	1.92%	2.05%	1.93%	2.04%
Non-interest income to total revenue FTE(6)(9)	15.05%	14.05%	16.04%	14.50%	15.42%
Efficiency ratio FTE(6)	72.32%	70.55%	59.15%	73.69%	59.40%
Adjusted efficiency ratio FTE(3)(6)	61.81%	61.38%	57.32%	61.55%	57.53%
Pre-provision net revenue FTE(2)(6)	$36,347	$30,249	$43,456	$68,473	$85,416
Adjusted pre-provision net revenue FTE(2)(3)(6)	47,795	39,009	43,456	95,270	85,416

Total Loans Asset Quality Data(4)(10)(11)
Non-performing loans to total loans	0.31%	0.34%	0.45%	0.31%	0.45%
Non-performing assets to total loans and OREO	0.35%	0.36%	0.45%	0.35%	0.45%
Allowance for credit losses to total loans	1.13%	1.18%	1.19%	1.13%	1.19%
Allowance for credit losses to non-performing loans	365.97%	350.90%	266.66%	365.97%	266.66%
Net charge-offs to average loans	0.27%	0.54%	0.05%	0.30%	0.43%

(1)	Ratios are annualized.
(2)	Represents a non-GAAP financial measure. See Non-GAAP Financial Measures and Reconciliations below.
(3)	Ratios are adjusted for acquisition-related and restructuring charges. See Non-GAAP Financial Measures and Reconciliations below.
(4)	Total loans are net of unearned discounts and fees.
(5)	Net interest margin represents net interest income, including accretion income on interest earning assets, as a percentage of average interest earning assets.
(6)

Presented on an FTE basis using the statutory rate of 21% for all periods presented. The taxable equivalent adjustments included above are $2,239, $2,059 and $1,912 for the three months ended June 30, 2026, December 31, 2025 and June 30, 2025, respectively. For the six months ended June 30, 2026 and 2025, taxable equivalent adjustments included above are $4,421 and $3,822, respectively.

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

Reconciliations of our non-GAAP financial measures to the comparable GAAP financial measures are as follows:

Tangible Book Value Ratios

	June 30,	December 31,	June 30,
	2026	2025	2025
Total shareholders’ equity	$1,669,104	$1,385,114	$1,352,496
Less: goodwill and other intangible assets, net	(514,975)	(348,961)	(352,854)
Add: deferred tax liability related to goodwill	14,154	13,947	13,741
Tangible common equity (non-GAAP)	$1,168,283	$1,050,100	$1,013,383

Total assets	$12,586,136	$9,883,518	$9,998,729
Less: goodwill and other intangible assets, net	(514,975)	(348,961)	(352,854)
Add: deferred tax liability related to goodwill	14,154	13,947	13,741
Tangible assets (non-GAAP)	$12,085,315	$9,548,504	$9,659,616

Tangible common equity to tangible assets calculations:
Total shareholders’ equity to total assets	13.26%	14.01%	13.53%
Less: impact of goodwill and other intangible assets, net	(3.59)%	(3.01)%	(3.04)%
Tangible common equity to tangible assets (non-GAAP)	9.67%	11.00%	10.49%

Tangible book value per share calculations:
Tangible common equity (non-GAAP)	$1,168,283	$1,050,100	$1,013,383
Divided by: ending shares outstanding	44,537,718	37,772,516	38,045,622
Tangible book value per share (non-GAAP)	$26.23	$27.80	$26.64

Return on Average Tangible Assets and Return on Average Tangible Equity

	As of and for the three months ended			As of and for the six months ended
	June 30,	December 31,	June 30,	June 30,	June 30,
	2026	2025	2025	2026	2025
Net income	$26,490	$16,036	$34,022	$47,283	$58,253
Add: adjustments, after tax (non-GAAP)(1)	8,813	6,712	—	20,627	—
Adjusted net income (non-GAAP)(1)	$35,303	$22,748	$34,022	$67,910	$58,253

Net income	$26,490	$16,036	$34,022	$47,283	$58,253
Add: impact of other intangible assets amortization expense, after tax (non-GAAP)	1,873	1,491	1,492	3,769	3,006
Net income excluding the impact of other intangible assets amortization expense, after tax (non-GAAP)	$28,363	$17,527	$35,514	$51,052	$61,259

Net income excluding the impact of other intangible assets amortization expense, after tax (non-GAAP)	$28,363	$17,527	$35,514	$51,052	$61,259
Add: adjustments, after tax (non-GAAP)(1)	8,813	6,712	—	20,627	—
Adjusted net income excluding the impact of other intangible assets amortization expense (non-GAAP)(1)	$37,176	$24,239	$35,514	$71,679	$61,259

Average assets	$12,378,637	$9,797,053	$9,873,135	$12,256,167	$9,894,461
Less: average goodwill and other intangible assets, net of deferred tax liability related to goodwill (non-GAAP)	(502,057)	(336,252)	(340,330)	(483,276)	(341,320)
Average tangible assets (non-GAAP)	$11,876,580	$9,460,801	$9,532,805	$11,772,891	$9,553,141

Average shareholders’ equity	$1,675,271	$1,392,563	$1,344,767	$1,677,252	$1,334,399
Less: average goodwill and other intangible assets, net of deferred tax liability related to goodwill (non-GAAP)	(502,057)	(336,252)	(340,330)	(483,276)	(341,320)
Average tangible common equity (non-GAAP)	$1,173,214	$1,056,311	$1,004,437	$1,193,976	$993,079

Return on average assets	0.86%	0.65%	1.38%	0.78%	1.19%
Adjusted return on average assets (non-GAAP)	1.14%	0.65%	1.38%	1.12%	1.19%
Return on average tangible assets (non-GAAP)	0.96%	0.73%	1.49%	0.87%	1.29%
Adjusted return on average tangible assets (non-GAAP)(1)	1.26%	1.02%	1.49%	1.23%	1.29%
Return on average equity	6.34%	4.57%	10.15%	5.68%	8.80%
Adjusted return on average equity (non-GAAP)	8.45%	4.57%	10.15%	8.16%	8.80%
Return on average tangible common equity (non-GAAP)	9.70%	6.58%	14.18%	8.62%	12.44%
Adjusted return on average tangible common equity (non-GAAP)(1)	12.71%	9.10%	14.18%	12.11%	12.44%

Adjustments:
Non-interest income adjustments:
Restructuring impairment(2)	$223	$—	$—	$223	$—
Loss on security sales(3)	—	3,348	—	—	—
Non-interest expense adjustments:
Acquisition-related expenses	10,890	5,412	—	25,232	—
Restructuring expenses(2)	335	—	—	1,342
Total adjustments before tax (non-GAAP)	11,448	8,760	—	26,797	—
Tax benefit impact(4)	(2,635)	(2,048)	—	(6,170)	—
Total adjustments after tax (non-GAAP)	$8,813	$6,712	$—	$20,627	$—

(1)	For details, refer to the “Adjustments” section at the bottom of the table.
(2)	Restructuring expenses and restructuring impairment are primarily related to banking center consolidation expenses.
(3)	Adjusting for the loss on security sales incurred as part of the Company's strategic balance sheet management during the fourth quarter of 2025.
(4)	Calculated using the Company's marginal tax rate of 23%. Certain acquisition-related expenses are non-deductible.

Efficiency Ratio and Pre-Provision Net Revenue

	As of and for the three months ended			As of and for the six months ended
	June 30,	December 31,	June 30,	June 30,	June 30,
	2026	2025	2025	2026	2025
Net interest income FTE(1)	$111,531	$88,264	$89,321	$222,515	$177,922

Non-interest income	$19,766	$14,433	$17,066	$37,745	$32,442
Add: restructuring impairment	223	—	—	223	—
Add: loss on security sales	—	3,348	—	—	—
Adjusted non-interest income (non-GAAP)	$19,989	$17,781	$17,066	$37,968	$32,442

Non-interest expense	$94,950	$72,448	$62,931	$191,787	$124,948
Less: other intangible assets amortization	(2,433)	(1,946)	(1,947)	(4,897)	(3,924)
Less: acquisition-related expenses and restructuring expenses	(11,225)	(5,412)	—	(26,574)	—
Adjusted non-interest expense, excluding other intangible assets amortization (non-GAAP)	$81,292	$65,090	$60,984	$160,316	$121,024

Non-interest expense	$94,950	$72,448	$62,931	$191,787	$124,948
Less: acquisition-related expenses and restructuring expenses	(11,225)	(5,412)	—	(26,574)	—
Adjusted non-interest expense (non-GAAP)	$83,725	$67,036	$62,931	$165,213	$124,948

Efficiency ratio FTE(1)	72.32%	70.55%	59.15%	73.69%	59.40%
Adjusted efficiency ratio FTE (non-GAAP)(1)(2)	61.81%	61.38%	57.32%	61.55%	57.53%

Net income	$26,490	$16,036	$34,022	$47,283	$58,253
Add: income tax expense	6,118	3,054	7,522	11,269	13,141
Add: provision expense for credit losses	1,500	9,100	—	5,500	10,200
Add: impact of taxable equivalent adjustment	2,239	2,059	1,912	4,421	3,822
Pre-provision net revenue, FTE (non-GAAP)(1)	$36,347	$30,249	$43,456	$68,473	$85,416

Pre-provision net revenue, FTE (non-GAAP)(1)	$36,347	$30,249	$43,456	$68,473	$85,416
Add: acquisition-related expenses	10,890	5,412	—	25,232	—
Add: restructuring expenses	558	—	—	1,565
Add: loss on security sales	—	3,348	—	—	—
Adjusted pre-provision net revenue FTE (non-GAAP)(1)	$47,795	$39,009	$43,456	$95,270	$85,416

(1)	Presented on a fully taxable equivalent basis using the statutory tax rate of 21% for all periods presented. The tax equivalent adjustments included above are $2,239, $2,059 and $1,912 for the three months ended June 30, 2026, December 31, 2025, and June 30, 2025, respectively, and $4,421 and $3,822 for the six months ended June 30, 2026 and June 30, 2025, respectively.
(2)	Adjusted efficiency ratio FTE excludes loss on security sales, other intangible assets amortization, acquisition-related expenses and restructuring charges.

Adjusted Net Income and Earnings Per Share

	As of and for the three months ended			As of and for the six months ended
	June 30,	December 31,	June 30,	June 30,	June 30,
	2026	2025	2025	2026	2025
Adjustments to net income:
Net income	$26,490	$16,036	$34,022	$47,283	$58,253
Add: acquisition-related expenses, after tax	8,383	4,147	—	19,422	—
Add: restructuring expenses and impairment, after tax	430	—	—	1,205	—
Add: loss on security sales, after tax	—	2,565	—	—	—
Adjusted net income (non-GAAP)	$35,303	$22,748	$34,022	$67,910	$58,253

Adjustments to earnings per share:
Earnings per share - diluted	$0.58	$0.42	$0.88	$1.04	$1.51
Add: acquisition-related expenses, after tax	0.18	0.11	—	0.42	—
Add: restructuring expenses and impairment, after tax	0.02	—	—	0.04	—
Add: loss on security sales, after tax	—	0.07	—	—	—
Adjusted earnings per share - diluted (non-GAAP)	$0.78	$0.60	$0.88	$1.50	$1.51

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

Financial Condition

At January 7, 2026, the Vista acquisition added $2.5 billion of total assets, including $339.1 million of cash and cash equivalents, $145.5 million of investment securities, $1.9 billion of loans and $31.9 million of allowance for credit losses. The acquisition also included total deposits of $2.2 billion.

At June 30, 2026, the Company’s total assets, including the additions from the Vista acquisition, were $12.6 billion, increasing $2.7 billion, or 27.3%, from December 31, 2025. Cash and cash equivalents decreased $36.4 million from December 31, 2025, and investment securities increased $163.4 million. Loans totaled $9.8 billion and $7.4 billion at June 30, 2026 and December 31, 2025, respectively, and the allowance for credit losses totaled $110.3 million and $87.4 million at June 30, 2026 and December 31, 2025, respectively. Lower-cost transaction deposits increased $2.0 billion to $9.1 billion, compared to December 31, 2025. Total deposits increased $2.1 billion to $10.4 billion at June 30, 2026, compared to December 31, 2025.

Investment securities

Available-for-sale

Total investment securities available-for-sale were $585.5 million at June 30, 2026, compared to $528.6 million at December 31, 2025. Purchases of available-for-sale securities during the six months ended June 30, 2026 and 2025 totaled $154.3 million and $160.5 million, respectively. During 2026, the Company acquired available-for-sale securities with a fair value of $145.5 million related to the Vista acquisition. Paydowns and maturities totaled $61.8 million and $74.6 million during the six months ended June 30, 2026 and 2025, respectively.  During the six months ended June 30, 2026, the Company sold $176.4 million of available-for-sale securities, primarily related to securities acquired in the Vista acquisition. There were no sales of available-for-sale securities during the six months ended June 30, 2025.

Available-for-sale investment securities are summarized in the following table as of the dates indicated. The weighted average yield was calculated based on amortized cost. Yields on tax exempt securities have not been adjusted for tax exempt status.

	June 30, 2026				December 31, 2025
				Weighted				Weighted
	Amortized	Fair	Percent of	average	Amortized	Fair	Percent of	average
	cost	value	portfolio	yield	cost	value	portfolio	yield
Treasury securities	$53,576	$53,675	9.2%	4.26%	$73,144	$74,226	14.1%	4.35%
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	219,693	201,135	34.4%	2.83%	173,308	157,665	29.8%	2.55%
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	376,163	330,472	56.4%	2.51%	338,768	296,026	56.0%	2.31%
Other securities	251	251	0.0%	0.00%	722	722	0.1%	0.00%
Total investment securities available-for-sale	$649,683	$585,533	100.0%	2.77%	$585,942	$528,639	100.0%	2.64%

As of June 30, 2026 and December 31, 2025, nearly all the available-for-sale investment portfolio was backed by mortgages. The residential mortgage pass-through securities portfolio is comprised of both fixed rate and adjustable rate FHLMC, FNMA and GNMA securities. The other MBS are comprised of securities backed by FHLMC, FNMA and GNMA securities.

Mortgage-backed securities may have actual maturities that differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average life of the available-for-sale mortgage-backed securities portfolio was 4.6 years and 4.6 years at June 30, 2026 and December 31, 2025, respectively. This estimate is based on assumptions and actual results may differ. At June 30, 2026 and December 31, 2025, the duration of the total available-for-sale investment portfolio was 3.9 years and 3.9 years, respectively.

At June 30, 2026 and December 31, 2025, adjustable rate securities comprised 2.6% and 0.6%, respectively, of the available-for-sale MBS portfolio. The remainder of the portfolio was comprised of fixed rate amortizing securities with 10- to 30-year contractual maturities, with a weighted average coupon of 2.39% per annum and 2.30% per annum at June 30, 2026 and December 31, 2025, respectively.

The available-for-sale investment portfolio included $64.5 million of unrealized losses and $362 thousand of unrealized gains at June 30, 2026. At December 31, 2025, the available-for-sale investment portfolio included $60.2 million of unrealized losses and $2.9 million of unrealized gains. We believe any unrealized losses are a result of prevailing interest rates, and as such, we do not believe that any of the securities with unrealized losses were impaired. Management believes that default of the available-for-sale securities is highly unlikely. FHLMC, FNMA and GNMA guaranteed mortgage-backed securities and U.S. Treasury securities have a long history of zero credit losses, an explicit guarantee by the U.S. government (although limited for FNMA and FHLMC securities) and yields that generally trade based on market views of prepayment and liquidity risk rather than credit risk.

Our investment security portfolio consists of high-quality securities, which are largely backed by either U.S. government agencies or GSEs. We regularly model liquidity stress scenarios to assess potential liquidity issues.

 Held-to-maturity

Held-to-maturity investment securities totaled $758.2 million at June 30, 2026, compared to $651.7 million at December 31, 2025, an increase of $106.5 million, or 16.3%. Purchases during the six months ended June 30, 2026 and 2025 totaled $202.2 million and $260.3 million, respectively. Maturities and paydowns of held-to-maturity securities totaled $96.9 million and $76.7 million during the six months ended June 30, 2026 and 2025, respectively.

Held-to-maturity investment securities are summarized as follows as of the dates indicated:

	June 30, 2026				December 31, 2025
				Weighted				Weighted
	Amortized	Fair	Percent of	average	Amortized	Fair	Percent of	average
	cost	value	portfolio	yield	cost	value	portfolio	yield
Treasury securities	$—	$—	—	—	$24,900	$24,851	3.8%	3.10%
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	236,687	212,335	31.2%	2.37%	236,535	213,974	36.3%	2.28%
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	521,536	484,390	68.8%	3.58%	390,297	358,624	59.9%	3.37%
Total investment securities held-to-maturity	$758,223	$696,725	100.0%	3.21%	$651,732	$597,449	100.0%	2.97%

The residential mortgage pass-through and other residential MBS held-to-maturity investment portfolios are comprised of fixed rate FHLMC, FNMA and GNMA securities.

The fair value of the held-to-maturity investment portfolio included $61.9 million of unrealized losses and $361 thousand of unrealized gains at June 30, 2026. At December 31, 2025, the held-to-maturity investment portfolio included $57.3 million of unrealized losses and $3.0 million of unrealized gains.

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

Mortgage-backed securities may have actual maturities that differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average expected life of the held-to-maturity mortgage-backed securities portfolio as of June 30, 2026 and December 31, 2025 was 4.5 years and 4.3 years, respectively. This estimate is based on assumptions and actual results may differ. The duration of the total held-to-maturity investment portfolio was 3.8 years and 3.6 years as of June 30, 2026 and December 31, 2025, respectively.

Other securities

The carrying balances of other securities are summarized as follows as of the dates indicated:

	June 30, 2026	December 31, 2025
FRB and FHLB stock	$42,854	$24,641
Convertible preferred stock	18,508	18,508
Equity method investments	37,490	32,426
Equity securities with readily determinable fair values	332	5,059
Total	$99,184	$80,634

Other securities included FRB stock, FHLB stock, convertible preferred stock, equity method investments and equity securities with readily determinable fair values. During the six months ended June 30, 2026, purchases of other securities totaled $32.6 million, and proceeds from maturities and paydowns of other securities totaled $2.7 million, and proceeds from sales of other securities totaled $22.0 million. During the six months ended June 30, 2025, purchases of other securities totaled $37.0 million, and proceeds from other securities totaled $32.4 million. Purchases consisted primarily of FHLB stock, and proceeds consisted primarily of redemptions of FHLB stock. Changes in the Company’s FHLB stock holdings directly correlated to FHLB line of credit advances and paydowns.

FRB and FHLB stock

At June 30, 2026 and December 31, 2025, the Company held FRB and FHLB stock for regulatory or debt facility purposes. These are restricted securities which, lacking a market, are carried at cost. There have been no identified events or changes in circumstances that may have an adverse effect on the FRB and FHLB stock carried at cost.

Convertible preferred stock

Other securities include convertible preferred stock without a readily determinable fair value. During the three and six months ended June 30, 2026 and 2025, the Company had no purchases of convertible preferred stock.

Equity method investments

Other securities also include equity method investments totaling $37.5 million and $32.4 million at June 30, 2026 and December 31, 2025, respectively. Purchases of equity method investments during the three months ended June 30, 2026 and 2025 totaled $1.1 million and zero, respectively. Purchases of equity method investments during the six months ended June 30, 2026 and 2025 totaled $3.4 million and $0.5 million, respectively. The Company recorded net unrealized gains on equity method investments totaling $1.3 million and $1.4 million during the three and six months ended June 30, 2026. During the three and six months ended June 30, 2025, the Company recorded net unrealized gains on equity method investments totaling $0.3 million and $15 thousand, respectively. These gains and losses were recorded in other non-interest income in the Company’s consolidated statements of operations. The Company recorded $0.2 million and zero impairment related to equity method investments for the six months ended June 30, 2026 and the year ended December 31, 2025, respectively.

Equity securities with readily determinable fair values

Equity securities with readily determinable fair values are generally traded on an exchange and market prices are readily available. Unrealized gains or losses on equity securities with readily determinable fair values are recognized in other non-interest income in the Company’s consolidated statements of operations. During the six months ended June 30, 2026, the Company sold $4.6 million of equity securities with readily determinable fair values, resulting in a realized loss totaling $0.7 million. During the three and six months ended June 30, 2026, the Company recorded $35 thousand and $0.1 million of unrealized losses from equity securities with readily determinable fair values, respectively. During the three and six months ended June 30, 2025, the Company recorded no unrealized gains or losses from equity securities with readily determinable fair values, respectively.

Loans overview

At June 30, 2026, our loan portfolio was comprised of loans originated by the Company and loans that were acquired in connection with the Company’s acquisitions.

The table below shows the loan portfolio composition at the respective dates:

			June 30, 2026 vs.
			December 31, 2025
	June 30, 2026	December 31, 2025	% Change
Originated:
Commercial:
Commercial and industrial	$2,193,328	$1,948,331	12.6%
Municipal and non-profit	1,296,609	1,273,508	1.8%
Owner-occupied commercial real estate	926,686	950,270	(2.5)%
Food and agribusiness	207,031	208,009	(0.5)%
Total commercial	4,623,654	4,380,118	5.6%
Commercial real estate non-owner occupied	1,434,867	1,030,069	39.3%
Residential real estate	1,033,943	927,663	11.5%
Consumer	13,645	12,771	6.8%
Total originated	7,106,109	6,350,621	11.9%

Acquired:
Commercial:
Commercial and industrial	566,984	89,373	534.4%
Municipal and non-profit	240	253	(5.1)%
Owner-occupied commercial real estate	382,970	178,348	114.7%
Food and agribusiness	31,451	20,061	56.8%
Total commercial	981,645	288,035	240.8%
Commercial real estate non-owner occupied	1,215,762	552,359	120.1%
Residential real estate	469,518	242,036	94.0%
Consumer	1,018	305	233.8%
Total acquired	2,667,943	1,082,735	146.4%
Total loans	$9,774,052	$7,433,356	31.5%

The Company maintains a granular and well-diversified loan portfolio with self-imposed concentration limits. At June 30, 2026, loans totaled $9.8 billion, compared to $7.4 billion at December 31, 2025. The increase was driven by record loan fundings of $1.7 billion during the six months ended June 30, 2026 on top of Vista loans acquired January 7, 2026 totaling $1.9 billion.

Our commercial and industrial loan portfolio is highly diversified across industry sectors and geography. At June 30, 2026, there were no industry sectors representing more than 15.0% of our total loan portfolio. Key sectors included government/non-profit loans of $1.0 billion, or 10.6% of total loans, and health care/hospital loans of $494.3 million, or 5.1% of total loans. The commercial and industrial portfolio also includes loans to companies that operate in the transportation industry. The transportation industry, trucking in particular, has experienced recent economic challenges. As a result of these industry challenges, some of the transportation loans may be subject to higher credit risk. The Company has intentionally reduced exposure to this industry to $114.4 million, or 1.2%, of total loans, at June 30, 2026.

Non-owner occupied CRE loans were 171.6% of the Company’s risk based capital, or 27.1% of total loans, and no specific property type comprised more than 10.0% of total loans. The Company maintains limited exposure to non-owner occupied CRE retail properties and office properties, comprising 3.7% and 2.3% of total loans, respectively, including available credit. Multifamily loans totaled $299.8 million, or 3.1%, of total loans, including available credit, at June 30, 2026.

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

New loan origination is a direct result of our ability to recruit and retain top banking talent, connect with clients in our markets and provide needed services at competitive rates. Loan fundings totaled $2.7 billion over the trailing 12 months, led by commercial loan fundings of $1.6 billion. Fundings are defined as closed-end funded loans and revolving lines of credit advances, net of any current period paydowns. Management utilizes this more conservative definition of fundings to better approximate the impact of fundings on loans outstanding and ultimately net interest income.

The following table represents new loan fundings for the periods presented:

	Second quarter	First quarter	Fourth quarter	Third quarter	Second quarter
	2026	2026	2025	2025	2025
Commercial:
Commercial and industrial	$293,094	$346,250	$237,813	$159,250	$133,402
Municipal and non-profit	50,506	45,000	119,918	81,418	34,393
Owner occupied commercial real estate	84,606	49,556	66,798	42,362	47,233
Food and agribusiness	24,251	5,697	4,437	5,015	4,576
Total commercial	452,457	446,503	428,966	288,045	219,604
Commercial real estate non-owner occupied	352,629	268,021	96,482	81,136	56,770
Residential real estate	120,340	89,375	64,161	49,877	44,470
Consumer	1,460	1,583	1,399	2,142	1,823
Total	$926,886	$805,482	$591,008	$421,200	$322,667

Included in fundings are net (paydowns) fundings under revolving lines of credit totaling $178,133, $65,273, $95,774 ($1,591) and $15,490 for the dates noted in the table above, respectively.

The tables below show the contractual maturities of our total loans for the dates indicated:

	June 30, 2026
	Due within	Due after 1 but	Due after 5 but	Due after
	1 year	within 5 years	within 15 years	15 years	Total
Commercial:
Commercial and industrial	$615,541	$1,782,235	$324,321	$38,215	$2,760,312
Municipal and non-profit	34,316	176,626	731,509	354,398	1,296,849
Owner occupied commercial real estate	223,536	510,648	491,861	83,611	1,309,656
Food and agribusiness	28,153	117,250	76,001	17,078	238,482
Total commercial	901,546	2,586,759	1,623,692	493,302	5,605,299
Commercial real estate non-owner occupied	676,024	1,608,052	360,712	5,841	2,650,629
Residential real estate	95,488	240,680	203,463	963,830	1,503,461
Consumer	4,640	8,482	1,513	28	14,663
Total loans	$1,677,698	$4,443,973	$2,189,380	$1,463,001	$9,774,052

	December 31, 2025
	Due within	Due after 1 but	Due after 5 but	Due after
	1 year	within 5 years	within 15 years	15 years	Total
Commercial:
Commercial and industrial	$373,744	$1,358,943	$293,546	$11,471	$2,037,704
Municipal and non-profit	23,845	207,944	726,237	315,735	1,273,761
Owner occupied commercial real estate	170,825	428,000	448,893	80,900	1,128,618
Food and agribusiness	34,226	100,263	79,247	14,334	228,070
Total commercial	602,640	2,095,150	1,547,923	422,440	4,668,153
Commercial real estate non-owner occupied	415,208	792,312	365,852	9,056	1,582,428
Residential real estate	42,634	194,423	214,146	718,496	1,169,699
Consumer	4,173	7,440	1,463	—	13,076
Total loans	$1,064,655	$3,089,325	$2,129,384	$1,149,992	$7,433,356

The stated interest rate (which excludes the effects of non-refundable loan origination and commitment fees, net of costs and the accretion of fair value marks) of total loans with maturities over one year is as follows at the dates indicated:

	June 30, 2026
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate
Commercial:
Commercial and industrial	$358,387	5.88%	$1,778,735	6.55%	$2,137,122	6.41%
Municipal and non-profit(1)	1,282,471	4.30%	3,241	6.92%	1,285,712	4.38%
Owner occupied commercial real estate	293,897	4.11%	792,223	6.64%	1,086,120	6.36%
Food and agribusiness	27,304	7.43%	183,025	6.48%	210,329	6.60%
Total commercial	1,962,059	4.83%	2,757,224	6.57%	4,719,283	5.87%
Commercial real estate non-owner occupied	766,590	5.41%	1,208,015	6.18%	1,974,605	5.88%
Residential real estate	607,737	4.96%	800,236	5.60%	1,407,973	5.32%
Consumer	4,866	7.22%	5,157	6.78%	10,023	6.99%
Total loans with > 1 year maturity	$3,341,252	4.99%	$4,770,632	6.31%	$8,111,884	5.78%

	December 31, 2025
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate
Commercial:
Commercial and industrial	$319,305	5.97%	$1,344,655	6.57%	$1,663,960	6.46%
Municipal and non-profit(1)	1,250,767	4.24%	17,962	5.07%	1,268,729	4.31%
Owner occupied commercial real estate	244,861	4.33%	712,932	6.91%	957,793	6.46%
Food and agribusiness	20,817	6.85%	173,027	6.53%	193,844	6.56%
Total commercial	1,835,750	4.69%	2,248,576	6.66%	4,084,326	5.81%
Commercial real estate non-owner occupied	445,733	4.74%	721,486	6.06%	1,167,219	5.56%
Residential real estate	425,431	4.28%	701,634	5.53%	1,127,065	5.06%
Consumer	5,121	6.95%	3,782	6.72%	8,903	6.85%
Total loans with > 1 year maturity	$2,712,035	4.64%	$3,675,478	6.33%	$6,387,513	5.63%

(1)

Included in municipal and non-profit fixed rate loans are loans totaling $405,199 and $365,224 that have been swapped to variable rates at current market pricing at June 30, 2026 and December 31, 2025, respectively. Included in the municipal and non-profit segment are tax-exempt loans totaling $1,048,163 and $1,013,078 with an FTE weighted average rate of 4.94% and 4.79% at June 30, 2026 and December 31, 2025, respectively.

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

Non-performing assets and past due loans

Non-performing assets consist of non-accrual loans and OREO. Interest income that would have been recorded had non-accrual loans performed in accordance with their original contract terms during the three and six months ended June 30, 2026 was $0.7 million and $1.3 million, respectively, and $0.6 million and $1.3 million during the three and six months ended June 30, 2025, respectively.

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

The following table sets forth the non-performing assets and past due loans as of the dates presented:

	June 30, 2026	December 31, 2025
Non-performing loans	$30,131	$24,912
OREO	4,174	1,674
Total non-performing assets	$34,305	$26,586

Loans 90 days or more past due and still accruing interest	$29,112	$15,417
Non-accrual loans	30,131	24,912
Total loans 90 days or more past due and non-accrual loans	$59,243	$40,329

Loans 30-89 days past due and still accruing interest	$17,169	$11,961
Accruing modified loans	47,076	43,838
Allowance for credit losses	110,271	87,415
Non-performing loans to total loans	0.31%	0.34%
Total 90 days past due and still accruing interest and non-accrual loans to total loans	0.61%	0.54%
Total non-performing assets to total loans and OREO	0.35%	0.36%
ACL to non-performing loans	365.97%	350.90%

At June 30, 2026, non-performing loans to total loans improved three basis points to 0.31%, compared to December 31, 2025. Loans 30-89 days past due and still accruing interest to total loans were 0.17% as of June 30, 2026, compared to 0.16% of total loans as of December 31, 2025, respectively. Loans 90 days or more past due and still accruing interest were 0.30% and 0.21% of total loans at June 30, 2026 and December 31, 2025, respectively. Non-performing assets to total loans and OREO improved one basis point to 0.35%, during the six months ended June 310 2026, compared to December 31, 2025.

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

At June 30, 2026 and December 31, 2025, the allowance for credit losses totaled $110.3 million and $87.4 million, respectively. As a result of the Vista acquisition, the Company recorded $31.9 million of allowance for credit losses for the loans acquired. The remaining increase during the six months ended June 30, 2026, excluding net charge-offs, was primarily driven by loan growth. Specific reserves on individually evaluated loans totaled $14.2 million at June 30, 2026, compared to $8.1 million at December 31, 2025.

During the three and six months ended June 30, 2026, net charge-offs totaled $6.4 million and $14.1 million, respectively. The ratio of annualized net charge-offs to average total loans totaled 0.27% and 0.30% for the three and six months ended June 30, 2026, respectively. Net charge-offs on loans during the three and six months ended June 30, 2025 totaled $1.0 million and $16.1 million, respectively, and the ratio of annualized net charge-offs to average total loans totaled 0.05% and 0.43%, respectively.

The Company has elected to exclude AIR from the ACL calculation. As of June 30, 2026 and December 31, 2025, AIR from loans totaled $47.7 million and $38.3 million, respectively. When a loan is placed on non-accrual, any recorded AIR is reversed against interest income.

Total ACL

After considering the above-mentioned factors, we believe the ACL of $110.3 million is adequate to cover estimated lifetime losses inherent in the loan portfolio at June 30, 2026. However, it is likely that future adjustments to the ACL will be necessary. Any changes to the underlying assumptions, circumstances or estimates, including but not limited to changes in the underlying macro-economic forecast, used in determining the ACL, could negatively or positively affect the Company’s results of operations, liquidity or financial condition.

The following schedules present, by class stratification, the changes in the ACL during the periods listed:

	As of and for the three months ended
	June 30, 2026		June 30, 2025
	Total ACL	% NCOs(1)	Total ACL	% NCOs(1)
Beginning allowance for credit losses	$113,477		$90,192
Allowance for credit loss at acquisition	2,473		—
Charge-offs:
Commercial	(6,311)	0.26%	(977)	0.05%
Commercial real estate non owner-occupied	(1)	0.00%	—	0.00%
Residential real estate	(25)	0.00%	(1)	0.00%
Consumer	(171)	0.01%	(180)	0.01%
Total charge-offs	(6,508)		(1,158)
Recoveries	79		170
Net charge-offs	(6,429)	0.27%	(988)	0.05%
Provision expense (release) for credit losses on loans	750		(311)
Ending allowance for credit losses	$110,271		$88,893
Average total loans outstanding during the period	$9,608,203		$7,530,783

	As of and for the six months ended
	June 30, 2026		June 30, 2025
	Total ACL	% NCOs(1)	Total ACL	% NCOs(1)
Beginning allowance for credit losses	$87,415		$94,455
Allowance for credit loss at acquisition	31,935		—
Charge-offs:
Commercial	(13,762)	0.29%	(14,546)	0.38%
Commercial real estate non owner-occupied	(1)	0.00%	(1,467)	0.04%
Residential real estate	(76)	0.00%	(1)	0.00%
Consumer	(426)	0.01%	(395)	0.01%
Total charge-offs	(14,265)		(16,409)
Recoveries	136		308
Net charge-offs	(14,129)	0.30%	(16,101)	0.43%
Provision expense for credit losses on loans	5,050		10,539
Ending allowance for credit losses	$110,271		$88,893
Ratio of ACL to total loans outstanding at period end	1.13%		1.19%
Ratio of ACL to total non-performing loans at period end	365.97%		266.66%
Total loans	$9,774,052		$7,486,918
Average total loans outstanding during the period	9,433,016		7,595,519
Non-performing loans	30,131		33,336

(1)	Ratio of annualized net charge-offs to average total loans.

The following tables present the allocation of the ACL and the percentage of the total amount of loans in each loan category listed as of the dates presented:

	June 30, 2026
				ACL as a %
	Total loans	% of total loans	Related ACL	of total ACL
Commercial	$5,605,299	57.3%	$54,461	49.4%
Commercial real estate non-owner occupied	2,650,629	27.1%	35,301	32.0%
Residential real estate	1,503,461	15.4%	20,219	18.3%
Consumer	14,663	0.2%	290	0.3%
Total	$9,774,052	100.0%	$110,271	100.0%

	December 31, 2025
				ACL as a %
	Total loans	% of total loans	Related ACL	of total ACL
Commercial	$4,668,153	62.8%	$47,482	54.3%
Commercial real estate non-owner occupied	1,582,428	21.3%	23,076	26.4%
Residential real estate	1,169,699	15.7%	16,597	19.0%
Consumer	13,076	0.2%	260	0.3%
Total	$7,433,356	100.0%	$87,415	100.0%

Deposits

Deposits from banking clients serve as a primary funding source for our banking operations, and our ability to gather and manage deposit levels is critical to our success. Deposits not only provide a lower-cost funding source for our loans, but also provide a foundation for the client relationships that are critical to future loan growth. We maintain a granular and well diversified deposit base with no exposure to venture capital or crypto deposits. The following table presents information regarding our deposit composition at June 30, 2026 and December 31, 2025:

					Increase (decrease)
	June 30, 2026		December 31, 2025		Amount	% Change
Non-interest bearing demand deposits	$2,575,684	24.8%	$2,204,241	26.6%	$371,443	16.9%
Interest bearing demand deposits	1,568,250	15.1%	1,237,006	14.9%	331,244	26.8%
Savings accounts	626,771	6.0%	610,004	7.3%	16,767	2.7%
Money market accounts	4,349,070	41.9%	3,091,612	37.3%	1,257,458	40.7%
Total transaction deposits	9,119,775	87.8%	7,142,863	86.1%	1,976,912	27.7%
Time deposits < $250,000	901,023	8.7%	825,624	10.0%	75,399	9.1%
Time deposits ≥ $250,000	368,635	3.5%	324,147	3.9%	44,488	13.7%
Total time deposits	1,269,658	12.2%	1,149,771	13.9%	119,887	10.4%
Total deposits	$10,389,433	100.0%	$8,292,634	100.0%	$2,096,799	25.3%

The following table shows uninsured time deposits by scheduled maturity as of June 30, 2026:

June 30, 2026
Three months or less	$65,607
Over 3 months through 6 months	103,092
Over 6 months through 12 months	93,810
Thereafter	38,521
Total uninsured time deposits	$301,030

At June 30, 2026 and December 31, 2025, time deposits that were scheduled to mature within 12 months totaled $1.2 billion and $1.0 billion, respectively. Of the time deposits scheduled to mature within 12 months at June 30, 2026, $346.5 million were in denominations of $250 thousand or more, and $816.5 million were in denominations less than $250 thousand. Approximately 69% of our total deposits were FDIC insured at June 30, 2026. Additionally, the Company participates in the IntraFi Cash Service program, which allows depositors to receive reciprocal FDIC insurance coverage. The Company had $1.1 billion and $0.8 billion of deposits in the program at June 30, 2026 and December 31, 2025, respectively.

Long-term debt

During the first quarter of 2026, the Company closed a public offering of fixed-to-floating rate subordinated notes totaling $150.0 million. The balance on the notes at June 30, 2026, net of long-term debt issuance costs of $2.6 million, totaled $147.4 million. During the three and six months ended June 30, 2026, interest expense totaling $2.2 million and $3.3 million, respectively, was recorded in the consolidated statements of operations. From the issue date to February 15, 2031, or the date of earlier redemption, the Company will pay interest on the notes semi-annually in arrears on February 15 and August 15 of each year, commencing on August 15, 2026, at a fixed annual interest rate equal to 5.875%. From February 15, 2031 to the maturity date, or the date of earlier redemption, the floating interest rate per annum will be equal to the three-month term SOFR plus a spread of 241 basis points, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, commencing on May 15, 2031. The notes will mature on February 15, 2036. The Company may, at its option, redeem the notes in whole or in part beginning with the interest payment date of February 15, 2031 and on any interest payment date thereafter. The Company deployed the net proceeds from the sale of the notes for general corporate purposes.

The Company also holds a fixed-to-floating rate note totaling $40.0 million. The balance on the note at June 30, 2026 and December 31, 2025, net of long-term debt issuance costs totaled $40.0 million. Interest expense totaling $0.3 million and $0.6 million was recorded in the consolidated statements of operations for the three and six months ended June 30, 2026, respectively. Interest expense totaling $0.3 million and $0.6 million was recorded in the consolidated statements of operations for the three and six months ended June 30, 2025. The note is subordinated, unsecured and matures on November 15, 2031. Payments were interest only. Interest expense on the note is payable semi-annually in arrears and will bear interest at 3.00% per annum until November 15, 2026 (or any earlier redemption date). From November 15, 2026 until November 15, 2031 (or any earlier redemption date) payments will be made quarterly in arrears, and the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month term SOFR plus 203 basis points. The Company deployed the net proceeds from the sale of the note for general corporate purposes. Prior to November 5, 2026, the Company may redeem the note only under certain limited circumstances. Beginning on November 5, 2026 through maturity, the note may be redeemed, at the Company’s option, on any scheduled interest payment date. Any redemption by the Company would be at a redemption price equal to 100% of the principal amount of the note being redeemed, together with any accrued and unpaid interest on the note being redeemed up to but excluding the date of redemption. The note is not subject to redemption at the option of the holder.

As part of the acquisition of BOJH on October 1, 2022, the Company assumed three subordinated fixed-to-floating rate notes totaling $15.0 million. The balance on the notes at June 30, 2026 and December 31, 2025, net of the fair value adjustment from the acquisition, totaled $15.0 million. Interest expense related to the notes totaling $0.1 million and $0.3 million was recorded in the consolidated statements of operations during the three and six months ended June 30, 2026 and 2025, respectively. The three notes, containing similar terms, are subordinated, unsecured and mature on June 15, 2031. Payments were interest only. Interest expense on the notes is payable semi-annually in arrears and bore interest at 3.75% per annum until June 15, 2026 (or any earlier redemption date). From June 15, 2026 until June 15, 2031 (or any earlier redemption date) payments will be made quarterly in arrears, and the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month term SOFR plus 306 basis points. Beginning on June 15, 2026 through maturity, the notes may be redeemed, at the Company’s option, on any scheduled interest payment date. Any redemption by the Company would be at a redemption price equal to 100% of the principal amount of the notes being redeemed, together with any accrued and unpaid interest on the notes being redeemed up to but excluding the date of redemption. The notes are not subject to redemption at the option of the holder.

Other borrowings

At June 30, 2026 and December 31, 2025, the Company sold securities under agreements to repurchase totaling $20.2 million and $17.4 million, respectively. In addition, as a member of the FHLB, the Company has access to a line of credit and term financing from the FHLB with total available credit of $2.0 billion at June 30, 2026. The Company may utilize the FHLB line of credit as a funding mechanism for originated loans and loans held for sale. At June 30, 2026 and December 31, 2025, NBH Bank had $125.0 million and no outstanding borrowings with the FHLB, respectively. The Company may pledge investment securities and loans as collateral for FHLB advances. There were no investment securities pledged at June 30, 2026 or December 31, 2025. Loans pledged were $3.6 billion and $2.4 billion at June 30, 2026 and December 31, 2025, respectively. The Company incurred $0.9 million and $1.0 million of interest expense related to FHLB advances or other short-term borrowings for the three and six months ended June 30, 2026, respectively. During the three and six months ended June 30, 2025, the Company incurred $1.2 million and $2.3 million, respectively, of interest expense related to FHLB advances or other short-term borrowings.

Regulatory Capital

Our subsidiary banks and the holding company are subject to the regulatory capital adequacy requirements of the Federal Reserve Board and the FDIC, as applicable. Failure to meet the minimum capital requirements can initiate certain mandatory and possibly further discretionary actions by regulators that could have a material adverse effect on us. At June 30, 2026 and December 31, 2025, our subsidiary banks and the consolidated holding company exceeded all capital ratio requirements under prompt corrective action and other regulatory requirements, as further detailed in note 10 of our consolidated financial statements.

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

Overview of results of operations

Net income totaled $47.3 million, or $1.04 per diluted share, for the six months ended June 31, 2026, compared to net income of $58.3 million, or $1.51 per diluted share, for the six months ended June 30, 2025. During the six months ended June 30, 2026, acquisition and restructuring charges totaled $20.6 million, after tax. Adjusted net income, excluding these items, increased $9.7 million, or 16.6%, to $67.9 million, during the six months ended June 30, 2026. Adjusted earnings per diluted share totaled $1.50 for the six months ended June 30, 2026.

Pre-provision net revenue FTE totaled $68.5 million and $85.4 million for the six months ended June 30, 2026 and 2025, respectively. Excluding acquisition and restructuring charges, adjusted pre-provision net revenue FTE increased $9.9 million, or 11.5%, to $95.3 million for the six months ended June 30, 2026, compared to $85.4 million for the same period in the prior year.

The return on average assets totaled 0.78% and 1.19% for the six months ended June 30, 2026 and 2025, respectively. Excluding acquisition and restructuring charges, the adjusted return on average tangible assets totaled 1.23% for the six months ended June 30, 2026, compared to 1.29% for the same period in the prior year.

The return on average equity totaled 5.68% for the six months ended June 30, 2026, compared to 8.80% for the six months ended June 30, 2025. Excluding acquisition and restructuring charges, the adjusted return on average tangible common equity for the six months ended June 30, 2026 was 12.11%, compared to 12.44% for the six months ended June 30, 2025

Net interest income

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

The table below presents the components of net interest income on an FTE basis for the three months ended June 30, 2026 and 2025.

	For the three months ended			For the three months ended
	June 30, 2026			June 30, 2025
	Average balance	Interest	Average rate	Average balance	Interest	Average rate
Interest earning assets:
Originated loans FTE(1)(2)(3)	$6,762,456	$102,709	6.09%	$6,289,154	$102,399	6.53%
Acquired loans	2,867,500	47,819	6.69%	1,262,933	19,397	6.16%
Loans held for sale	21,612	316	5.86%	21,115	354	6.72%
Investment securities available-for-sale	663,636	4,619	2.78%	701,920	4,661	2.66%
Investment securities held-to-maturity	791,847	6,327	3.20%	713,178	5,173	2.90%
Other securities	41,977	688	6.56%	30,560	466	6.10%
Interest earning deposits	194,358	1,765	3.64%	57,634	682	4.75%
Total interest earning assets FTE(2)	$11,343,386	$164,243	5.81%	$9,076,494	$133,132	5.88%
Cash and due from banks	$95,632			$79,131
Other assets	1,054,388			807,802
Allowance for credit losses	(114,769)			(90,292)
Total assets	$12,378,637			$9,873,135
Interest bearing liabilities:
Interest bearing demand, savings and money market deposits	$6,393,003	$38,371	2.41%	$4,986,119	$32,758	2.64%
Time deposits	1,270,963	10,530	3.32%	1,062,481	9,087	3.43%
Federal Home Loan Bank advances	89,188	855	3.85%	93,676	1,170	5.01%
Other borrowings(4)	37,202	167	1.80%	41,300	278	2.70%
Long-term debt, net	202,144	2,789	5.53%	54,574	518	3.81%
Total interest bearing liabilities	$7,992,500	$52,712	2.65%	$6,238,150	$43,811	2.82%
Demand deposits	$2,520,897			$2,152,899
Other liabilities	189,969			137,319
Total liabilities	10,703,366			8,528,368
Shareholders’ equity	1,675,271			1,344,767
Total liabilities and shareholders’ equity	$12,378,637			$9,873,135
Net interest income FTE(2)		$111,531			$89,321
Interest rate spread FTE(2)			3.16%			3.06%
Net interest earning assets	$3,350,886			$2,838,344
Net interest margin FTE(2)			3.94%			3.95%
Average transaction deposits	$8,913,900			$7,139,018
Average total deposits	10,184,863			8,201,499
Ratio of average interest earning assets to average interest bearing liabilities	141.93%			145.50%

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Presented on an FTE basis using the statutory tax rate of 21% for all periods presented. The taxable equivalent adjustments included above are $2,239 and $1,912 for the three months ended June 30, 2026 and 2025, respectively.

(3)	Loan fees included in interest income totaled $2,957 and $3,048 for the three months ended June 30, 2026 and 2025, respectively.
(4)	Other borrowings includes securities sold under agreements to repurchase and cash collateral received from counterparties in connection with derivative swap agreements.

Net interest income increased $21.9 million, or 25.0%, to $109.3 million during the three months ended June 30, 2026, compared to the three months ended June 30, 2025. Net interest income on an FTE basis increased $22.2 million to $111.5 million during the three months ended June 30, 2026, compared to the three months ended June 30, 2025. During the three months ended June 30, 2026, the net interest margin FTE totaled 3.94%, compared to 3.95% for the three months ended June 30, 2025. The cost of funds improved eight basis points to 2.01% and was offset by a seven basis point decrease in earning asset yields compared to the three months ended June 30, 2025.

Average loans comprised $9.6 billion, or 84.9%, of total average interest earning assets during the three months ended June 30, 2026, compared to $7.6 billion, or 83.2%, during the three months ended June 30, 2025. Average loans increased $2.1 billion driven by a $1.6 billion increase in average acquired loans and $0.5 million of average originated loan growth. Our Vista acquisition added $1.9 billion in total loans on January 7, 2026.

Average investment securities comprised 12.8% and 15.6% of total interest earning assets during the three months ended June 30, 2026 and 2025, respectively. Average interest bearing cash balances totaled $194.4 million and $57.6 million during the three months ended June 30, 2026 and 2025, respectively.

Average interest bearing liabilities increased $1.8 billion during the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The increase was primarily driven by higher interest bearing demand, savings and money market deposits totaling $1.4 billion, time deposits totaling $208.5 million, and long-term debt totaling $147.6 million. The Vista acquisition added $2.2 billion of total deposits, including $2.0 of transaction deposits and $0.2 billion of time deposits on January 7, 2026.

The table below presents the components of net interest income on an FTE basis for the six months ended June 30, 2026 and 2025:

	For the six months ended			For the six months ended
	June 30, 2026			June 30, 2025
	Average balance	Interest	Average rate	Average balance	Interest	Average rate
Interest earning assets:
Originated loans FTE(1)(2)(3)	$6,544,828	$199,767	6.16%	$6,312,413	$204,620	6.54%
Acquired loans	2,907,677	97,634	6.77%	1,307,084	38,944	6.01%
Loans held for sale	20,093	600	6.02%	20,439	703	6.94%
Investment securities available-for-sale	678,758	9,620	2.83%	709,387	9,278	2.62%
Investment securities held-to-maturity	741,756	11,477	3.09%	674,783	9,293	2.75%
Other securities	39,557	1,204	6.09%	30,971	946	6.11%
Interest earning deposits	284,415	5,274	3.74%	52,946	1,221	4.65%
Total interest earning assets FTE(2)	$11,217,084	$325,576	5.85%	$9,108,023	$265,005	5.87%
Cash and due from banks	$97,594			$78,189
Other assets	1,047,471			801,127
Allowance for credit losses	(105,982)			(92,878)
Total assets	$12,256,167			$9,894,461
Interest bearing liabilities:
Interest bearing demand, savings and money market deposits	$6,327,912	$75,558	2.41%	$5,006,472	$65,269	2.63%
Time deposits	1,299,930	21,712	3.37%	1,049,305	17,843	3.43%
Federal Home Loan Bank advances	48,873	1,007	4.16%	100,376	2,275	4.57%
Other borrowings(4)	33,720	291	1.74%	45,764	660	2.91%
Long-term debt, net	168,895	4,493	5.36%	54,557	1,036	3.83%
Total interest bearing liabilities	$7,879,330	$103,061	2.64%	$6,256,474	$87,083	2.81%
Demand deposits	$2,528,481			$2,174,977
Other liabilities	171,104			128,611
Total liabilities	10,578,915			8,560,062
Shareholders’ equity	1,677,252			1,334,399
Total liabilities and shareholders’ equity	$12,256,167			$9,894,461
Net interest income FTE(2)		$222,515			$177,922
Interest rate spread FTE(2)			3.21%			3.06%
Net interest earning assets	$3,337,754			$2,851,549
Net interest margin FTE(2)			4.00%			3.94%
Average transaction deposits	$8,856,393			$7,181,449
Average total deposits	10,156,323			8,230,754
Ratio of average interest earning assets to average interest bearing liabilities	142.36%			145.58%

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Presented on an FTE basis using the statutory tax rate of 21% for all periods presented. The taxable equivalent adjustments included above are $4,421 and $3,822 for the six months ended June 30, 2026 and 2025, respectively.

(3)	Loan fees included in interest income totaled $6,668 and $6,371 for the six months ended June 30, 2026 and 2025, respectively.
(4)	Other borrowings includes securities sold under agreements to repurchase and cash collateral received from counterparties in connection with derivative swap agreements.

Net interest income increased $44.0 million to $218.1 million during the six months ended June 30, 2026, compared to the six months ended June 30, 2025. Net interest income on an FTE basis increased $44.6 million to $222.5 million during the six months ended June 30, 2026, compared to the six months ended June 30, 2025. During the six months ended June 30, 2026, the net interest margin FTE expanded 6 basis points to 4.00%, compared to the six months ended June 30, 2025. Cost of funds improved eight basis points to 2.00%, during the six months ended June 30, 2026, partially offset by a two basis point decrease in earning asset yields, compared to the six months ended June 30, 2025.

Average loans comprised $9.5 billion, or 84.3%, of total average interest earning assets during the six months ended June 30, 2026, compared to $7.6 billion, or 83.7%, during the six months ended June 30, 2025. Average loans increased $1.8 billion driven by a $1.6 billion increase in average acquired loans and $0.2 million of average originated loan growth. Our Vista acquisition added $1.9 billion in total loans on January 7, 2026.

Average investment securities comprised 12.7% and 15.2% of total interest earning assets during the six months ended June 30, 2026 and 2025, respectively. Average interest bearing cash balances totaled $284.4 million during the six months ended June 30, 2026, compared to $52.9 million for the same period in the prior year.

Average interest bearing liabilities increased $1.6 million during the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase was primarily driven by higher interest bearing demand, savings and money market deposits totaling $1.3 billion, time deposits totaling $250.6 million, and long-term debt totaling $114.3 million. The increase was partially offset by decreases in FHLB advances totaling $51.5 million. The Vista acquisition added $2.2 billion of total deposits, including $2.0 of transaction deposits and $0.2 billion of time deposits on January 7, 2026.

The following table summarizes the changes in net interest income on an FTE basis by major category of interest earning assets and interest bearing liabilities, identifying changes related to volume and changes related to rates for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025:

	Three months ended June 30, 2026			Six months ended June 30, 2026
	compared to			compared to
	Three months ended June 30, 2025			Six months ended June 30, 2025
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Originated loans FTE(1)(2)(3)	$7,189	$(6,879)	$310	$7,094	$(11,947)	$(4,853)
Acquired loans	26,758	1,664	28,422	53,745	4,945	58,690
Loans held for sale	7	(45)	(38)	(10)	(93)	(103)
Investment securities available-for-sale	(266)	224	(42)	(434)	776	342
Investment securities held-to-maturity	629	525	1,154	1,036	1,148	2,184
Other securities	187	35	222	261	(3)	258
Interest earning deposits	1,242	(159)	1,083	4,292	(239)	4,053
Total interest income	$35,746	$(4,635)	$31,111	$65,984	$(5,413)	$60,571
Interest expense:
Interest bearing demand, savings and money market deposits	$8,444	$(2,831)	$5,613	$15,779	$(5,490)	$10,289
Time deposits	1,727	(284)	1,443	4,186	(317)	3,869
Federal Home Loan Bank advances	(43)	(272)	(315)	(1,061)	(207)	(1,268)
Other borrowings(4)	(18)	(93)	(111)	(104)	(265)	(369)
Long-term debt, net	2,036	235	2,271	3,042	415	3,457
Total interest expense	12,146	(3,245)	8,901	21,842	(5,864)	15,978
Net change in net interest income	$23,600	$(1,390)	$22,210	$44,142	$451	$44,593

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Presented on an FTE basis using the statutory tax rate of 21% for all periods presented. The taxable equivalent adjustments included above are $2,239 and $1,912 for the three months ended June 30, 2026 and 2025, respectively. The taxable equivalent adjustments included above are $4,421 and $3,822 for the six months ended June 30, 2026 and 2025, respectively.

(3)

Loan fees included in interest income totaled $2,957 and $3,048 for the three months ended June 30, 2026 and 2025, respectively. Loan fees included in interest income totaled $6,668 and $6,371 for the six months ended June 30, 2026 and 2025, respectively.

(4)	Other borrowings includes securities sold under agreements to repurchase and cash collateral received from counterparties in connection with derivative swap agreements.

Below is a breakdown of average deposits and the average rates paid during the periods indicated:

	For the three months ended				For the six months ended
	June 30, 2026		June 30, 2025		June 30, 2026		June 30, 2025
		Average		Average		Average		Average
	Average	rate	Average	rate	Average	rate	Average	rate
	balance	paid	balance	paid	balance	paid	balance	paid
Non-interest bearing demand	$2,520,897	0.00%	$2,152,899	0.00%	$2,528,481	0.00%	$2,174,977	0.00%
Interest bearing demand	1,544,257	2.07%	1,305,133	2.36%	1,526,055	2.09%	1,330,856	2.38%
Money market accounts	4,218,884	2.74%	3,069,401	3.07%	4,168,950	2.74%	3,056,838	3.06%
Savings accounts	629,862	0.99%	611,585	1.05%	632,907	0.99%	618,778	1.04%
Time deposits	1,270,963	3.32%	1,062,481	3.43%	1,299,930	3.37%	1,049,305	3.43%
Total average deposits	$10,184,863	1.93%	$8,201,499	2.05%	$10,156,323	1.93%	$8,230,754	2.04%

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

During the three months ended June 30, 2026, the Company recorded provision expense for credit losses totaling $1.5 million, including $750 thousand provision expense for funded loans and $750 thousand provision expense for unfunded loan commitments. During the six months ended June 30, 2026, the Company recorded provision expense for credit losses totaling $5.5 million, including $5.1 million provision expense for funded loans and $0.4 million of provision expense for unfunded loan commitments.

During the three months ended June 30, 2025, the Company recorded no provision expense for credit losses, During the six months ended June 30, 2025, the Company recorded provision expense for credit losses of $10.2 million, including provision expense for funded loans totaling $10.5 million and a provision release of $0.3 million for unfunded loan commitments.

Non-interest income

The table below details the components of non-interest income for the periods presented:

	For the three months ended June 30,		For the six months ended June 30,		Three months		Six months
					Increase (decrease)		Increase (decrease)
	2026	2025	2026	2025	Amount	% Change	Amount	% Change
Service charges	$4,501	$4,127	$8,693	$8,245	$374	9.1%	$448	5.4%
Bank card fees	4,616	4,732	8,950	8,926	(116)	(2.5)%	24	0.3%
Mortgage banking income	2,423	2,547	5,165	5,862	(124)	(4.9)%	(697)	(11.9)%
Bank-owned life insurance income	903	776	1,790	1,540	127	16.4%	250	16.2%
Other non-interest income	7,323	4,884	12,901	7,869	2,439	49.9%	5,032	63.9%
Gain on security sales	—	—	246	—	—	100.0%	246	100.0%
Total non-interest income	$19,766	$17,066	$37,745	$32,442	$2,700	15.8%	$5,303	16.3%

Non-interest income totaled $19.8 million for the three months ended June 30, 2026, increasing 15.8% compared to the three months ended June 30, 2025. Other non-interest income increased $2.4 million and included a $0.8 million increase in income from partnership investments and increases in our diversified sources of fee income including trust, Cambr, and swap fee income. Mortgage banking income decreased $0.1 million driven by the current rate environment.

Non-interest income increased $5.3 million, or 16.3%, to $37.7 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. Other non-interest income increased $5.0 million, primarily driven by a $1.1 million increase in income from partnership investments and increases in our diversified sources of fee income including trust, Cambr, and swap fee income. Mortgage banking income decreased $0.7 million driven by the current rate environment during the six months ended June 30, 2026.

Non-interest expense

The table below details the components of non-interest expense for the periods presented:

	For the three months ended June 30,		For the six months ended June 30,		Three months		Six months
					Increase (decrease)		Increase (decrease)
	2026	2025	2026	2025	Amount	% Change	Amount	% Change
Salaries and benefits	$54,366	$37,746	$111,336	$72,108	$16,620	44.0%	$39,228	54.4%
Occupancy and equipment	16,154	9,436	31,988	20,273	6,718	71.2%	11,715	57.8%
Data processing	7,945	4,452	15,598	8,853	3,493	78.5%	6,745	76.2%
Marketing and business development	1,923	968	3,427	1,914	955	98.7%	1,513	79.0%
FDIC deposit insurance	1,402	990	2,760	2,316	412	41.6%	444	19.2%
Bank card expenses	1,317	1,268	2,395	2,371	49	3.9%	24	1.0%
Professional fees	3,002	1,680	5,234	3,103	1,322	78.7%	2,131	68.7%
Other non-interest expense	6,408	4,444	14,152	10,086	1,964	44.2%	4,066	40.3%
Other intangible assets amortization	2,433	1,947	4,897	3,924	486	25.0%	973	24.8%
Total non-interest expense	$94,950	$62,931	$191,787	$124,948	$32,019	50.9%	$66,839	53.5%

During the three months ended June 30, 2026, non-interest expense increased $32.0 million, compared to the three months ended June 30, 2025 as a result of our recent acquisition. Non-interest expense during the three months ended June 30, 2026 included $11.2 million of acquisition and restructuring expenses. Excluding these items, the current quarter adjusted non-interest expense totaled $83.7 million, increasing from the same period in the prior year, primarily due to our recent acquisition. Occupancy and equipment expense increased $6.7 million primarily driven by the 2UniFi capitalized asset depreciation in connection with the launch of 2UniFi in the third quarter of 2025.

During the six months ended June 30, 2026, non-interest expense increased $66.8 million to $191.8 million, compared to the same period during the prior year due to our recent acquisition. Non-interest expense during the six months ended June 30, 2026 included $26.6 million of acquisition and restructuring expenses. Excluding these items, the current period adjusted non-interest expense totaled $165.2 million, increasing from the same period in the prior year primarily due to our recent acquisition. Occupancy and equipment expense increased $11.7 million primarily driven by the 2UniFi capitalized asset depreciation in connection with the launch of 2UniFi in the third quarter of 2025.

Income taxes

Income tax expense totaled $6.1 million and $11.3 million for the three and six months ended June 30, 2026, respectively. Income tax expense for the three and six months ended June 30, 2025 totaled $7.5 million and $13.1 million, respectively. Changes between periods were primarily driven by changes in pre-tax income. The effective tax rate for the three and six months ended June 30, 2026 was 18.8% and 19.2%, respectively, compared to 18.1% and 18.4% for the same periods in the prior year.

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

The Company’s primary sources of funds include revenue from interest income and non-interest income, as well as cash flows from loan repayments, payments from securities related to maturities and amortization, the sale of loans, and funds generated by deposits, in addition to the use of funds from debt offerings.

On-balance sheet liquidity is represented by our cash and cash equivalents, and unencumbered investment securities, and is detailed in the table below as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Cash and due from banks	$380,696	$417,058
Unencumbered investment securities, at fair value	534,555	466,935
Total	$915,251	$883,993

Total on-balance sheet liquidity increased $31.3 million at June 30, 2026 compared to December 31, 2025, driven by higher unencumbered investment securities of $67.6 million. As of June 30, 2026, approximately $746.9 million of investment securities were pledged to secure client deposits and repurchase agreements.

The Company’s investment portfolio remains positioned in liquid and readily marketable instruments and is a significant source of on-balance sheet collateral to secure borrowing capacity. Our investment securities portfolio is evaluated under established Asset and Liability Committee objectives and is structured as a liquidity portfolio, and only security fair values are used for the liquidity assessment. The fair value of total investment securities was $1.3 billion at June 30, 2026, compared to $1.1 billion at December 31, 2025. As of June 30, 2026, the fair value was inclusive of pre-tax net unrealized losses of $64.2 million on the available-for-sale securities portfolio. Additionally, our held-to-maturity securities portfolio had $61.5 million of pre-tax net unrealized losses. The gross unrealized gains and losses are detailed in note 4 of our consolidated financial statements. As of June 30, 2026, our investment securities portfolio consisted primarily of MBS, all of which were issued or guaranteed by U.S. government agencies or sponsored enterprises. The anticipated repayments and marketability of these securities offer substantial resources and flexibility to meet new loan demand, reinvest in the investment securities portfolio, or provide optionality for reductions in our deposit funding base. At June 30, 2026, the duration of the investment securities portfolio was 3.8 years and the weighted average life was 4.5 years.

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

	June 30, 2026	December 31, 2025
Available FHLB borrowing capacity	$2,005,873	$1,536,090
Federal Reserve Bank discount window	1,864,532	1,416,059
Total off-balance sheet funds available	$3,870,405	$2,952,149

The Company had pledged $6.1 billion and $4.3 billion of loans as collateral to the FHLB and FRB discount window at June 30, 2026 and December 31, 2025, respectively. FHLB total borrowing capacity was $2.2 billion and $1.5 billion at June 30, 2026 and December 31, 2025, respectively. At June 30, 2026, the Company had $125.0 million outstanding borrowings with the FHLB, leaving undrawn borrowing capacity of $2.0 billion. At December 31, 2025, the Company had no borrowings with the FHLB. At June 30, 2026, the Company’s available secured and committed borrowing capacity at the FHLB and Federal Reserve totaled $3.9 billion, compared to $3.0 billion at December 31, 2025.

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

At present, financing activities primarily consist of changes in deposits and repurchase agreements, and advances from the FHLB, in addition to the payment of dividends and the repurchase of our common stock. Maturing time deposits represent a potential use of funds. As of June 30, 2026, $1.2 billion of time deposits were scheduled to mature within 12 months. Based on the current interest rate environment and market conditions, our consumer banking strategy is to focus on attracting and maintaining both lower-cost transaction accounts and time deposits.

During the first quarter of 2026, the Company issued and sold $150.0 million aggregate principal amount of 5.875% fixed-to-floating rate subordinated notes at a public offering price equal to 100% of the aggregate principal amount of the notes. The net proceeds from the sale of the notes to the Company were approximately $147.3 million, after giving effect to the underwriting discount of 1.25% and estimated expenses of the offering of the notes. The Company intends to use the net proceeds for general corporate purposes. The Company also holds other fixed-to-floating notes. The balance on all subordinated notes totaled $202.0 million and $54.5 million at June 30, 2026 and December 31, 2025, respectively.

Capital

Under the Basel III requirements, at June 30, 2026, the Company, NBH Bank and BOJHT met all capital adequacy requirements, and the Banks had regulatory capital ratios in excess of the levels established for well-capitalized institutions. For more information on regulatory capital, see note 10 in our consolidated financial statements.

Our shareholders’ equity is impacted by earnings, changes in unrealized gains and losses on securities, net of tax, stock-based compensation activity, share repurchases, shares issued in connection with acquisitions and the payment of dividends. On January 7, 2026, the Company issued 7.3 million new shares of common stock as part of the consideration related to the Vista acquisition.

The Board of Directors has authorized multiple programs to repurchase shares of the Company’s common stock from time to time either in the open market or in privately negotiated transactions in accordance with applicable regulations of the SEC. On January 27, 2026, the Company announced that its Board of Directors authorized a new stock repurchase program under which the Company may repurchase up to $100.0 million of its common stock. The new program replaces in its entirety the stock repurchase program that was authorized by the Board of Directors and announced on May 9, 2023. The timing and amount of any share repurchases will be determined by the Company’s management based on market conditions and other factors. No time limit has been set for completion of the program. During the three months ended June 30, 2026, the Company repurchased and 268,471 shares of common stock for $11.1 million. During the six months ended June 30, 2026, the Company repurchased 670,340 shares of common stock for $27.2 million. The remaining authorization under the program as of June 30, 2026 was $72.8 million.

During the second quarter, we paid a quarterly dividend of $0.32 per common share for approximately $14.6 million on June 15, 2026, to shareholders of record at the close of business on May 29, 2026. On August 4, 2026, our Board of Directors declared a quarterly dividend of $0.32 per common share, payable on September 15, 2026, to shareholders of record at the close of business on August 28, 2026.

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

Our interest rate risk model indicated that the Company was in a slightly asset sensitive position in terms of interest rate sensitivity at June 30, 2026. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 100 and 200 basis point decrease in interest rates on net interest income based on the interest rate risk model at June 30, 2026 and December 31, 2025:

Hypothetical
shift in interest	% change in projected net interest income
rates (in bps)	June 30, 2026	December 31, 2025
200	4.46%	4.65%
100	2.24%	2.36%
(100)	(1.20)%	(1.95)%
(200)	(1.63)%	(3.13)%

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

As part of the asset/liability management strategy to manage primary market risk exposures expected to be in effect in future reporting periods, management has executed interest rate derivatives primarily using floors and collars. For further discussion of the Company’s derivative contracts refer to note 15. The strategy with respect to liabilities has been to continue to emphasize transaction deposit growth, particularly non-interest or low interest bearing non-maturing deposit accounts while building long-term client relationships. Non-maturing deposit accounts totaled 87.8% of total deposits at June 30, 2026, compared to 86.1% at December 31, 2025.

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

Off-Balance Sheet Activities

In the normal course of business, we are a party to various contractual obligations, commitments and other off-balance sheet activities that contain credit, market, and operational risk that are not required to be reflected in our consolidated financial statements. The most significant of these are the loan commitments that we enter into to meet the financing needs of clients, including commitments to extend credit, commercial and consumer lines of credit and standby letters of credit. As of June 30, 2026 and December 31, 2025, we had loan commitments totaling $1.8 billion and $1.1 billion, respectively, and standby letters of credit totaling $160.0 million and $8.0 million, respectively. Unused commitments do not necessarily represent future credit exposure or cash requirements, as commitments often expire without being drawn upon.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information called for by this item is provided under the caption Asset/Liability Management and Interest Rate Risk in Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.

Item 4. CONTROLS AND PROCEDURES.

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of June 30, 2026. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.

On January 7, 2026, the Company completed the acquisition of Vista. The Company continues to incorporate Vista’s internal controls and procedures into its internal controls over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended June 30, 2026 the Company did not sell any unregistered equity securities.

Issuer Purchases of Equity Securities

				Maximum
			Total number of	approximate dollar
			shares purchased	value of shares
			as part of publicly	that may yet be
	Total number	Average price	announced plans	purchased under the
Period	of shares purchased	paid per share	or programs	plans or programs(3)
April 1 - April 30, 2026	48,834	$43.27	—	$83,896,522
May 1 - May 31, 2026(1)	164,640	41.42	158,868	77,324,935
June 1 - June 30, 2026(2)	114,114	41.60	109,603	72,771,192
Total	327,588	41.76	268,471

(1)

Of the shares repurchased in May 2026, 5,772 shares were purchased other than through publicly announced plans. These shares were purchased pursuant to the Company’s stock incentive plans at the then current market value in satisfaction of stock option exercise prices, settlements of restricted stock and tax withholdings.

(2)

Of the shares repurchased in June 2026, 4,511 shares were purchased other than through publicly announced plans. These shares were purchased pursuant to the Company’s stock incentive plans at the then current market value in satisfaction of stock option exercise prices, settlements of restricted stock and tax withholdings.

(3)

On January 27, 2026, the Company announced that its Board of Directors authorized a new stock repurchase program under which the Company may repurchase up to $100.0 million of its Common Stock from time to time in the open market or in privately negotiated transactions. Under this authorization, $72.8 million remained available for purchase at June 30, 2026.

Item 5. OTHER INFORMATION.

(a)	Item 8.01 Other Events.

On August 4, 2026, the Company and John Steinmetz, Executive Vice Chair and Executive Managing Director of Strategic Initiatives at NBH Bank, mutually agreed that Mr. Steinmetz would transition from his role as an employee and officer of the Company, effective August 5, 2026, and be engaged to serve as a consultant to the Company. In connection with this transition, the Company and Mr. Steinmetz entered into an Independent Contractor Agreement dated effective August 5, 2026 (the “Consulting Agreement”) and a Release Agreement dated August 4, 2026 (the “Release”).

Under the Consulting Agreement, Mr. Steinmetz will provide strategic advice, business transition support, relationship management assistance and advisory support to the Company through December 31, 2027, unless terminated earlier pursuant to its terms (the “Consulting Period”). The Consulting Agreement provides for cash compensation equal to $66,000 per month, plus additional cash compensation of $720,000, to be paid in four quarterly payments during 2027, continued vesting of equity during the Consulting Period, and certain benefits upon a change of control and upon early termination as set forth in the Consulting Agreement. The Consulting Agreement also extends the restrictive covenants relating to non-

disparagement, confidential information, nonsolicitation and noncompetition contained in his employment agreement through the Consulting Period and for a specified period thereafter.

Pursuant to the Release, in exchange for a release of all claims, Mr. Steinmetz will receive a lump sum cash payment equal to $1,720,000 and, if Mr. Steinmetz elects to continue his health insurance coverage, payment of premiums for him and his dependents through the Consulting Period. The restricted stock previously awarded for his service as an employee will continue vesting in accordance with the original vesting schedules for so long as he continues to serve the Company as a consultant as provided in the Independent Contractor Agreement, and such equity awards will continue to be subject to clawback by the Company under its policies and applicable law or stock exchange listing standards.

The foregoing descriptions of the Consulting Agreement and Release are qualified in their entirety by reference to the full text of such agreements filed as Exhibits 10.2 and 10.3 attached hereto.

(b)	Changes in Procedures By Which Security Holders May Recommend Nominees.

None

(c)	Trading Arrangements.

During the six months ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. EXHIBITS.

3.1	Second Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to our Form S-1 Registration Statement (Registration No. 333-177971), filed August 22, 2012)

3.2	Second Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, filed November 7, 2014)

10.1	National Bank Holdings Corporation 2023 Omnibus Incentive Plan, as Amended and Restated May 7, 2026 (incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed on May 12, 2026)˄

10.2	Independent Contractor Agreement among National Bank Holdings Corporation, NBH Bank and John D. Steinmetz dated effective August 5, 2026

10.3	Release Agreement among National Bank Holdings Corporation, NBH Bank and John D. Steinmetz dated August 4, 2026

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

˄represents a management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Bank Holdings Corporation

By	/s/ Nicole Van Denabeele
Nicole Van Denabeele
Chief Financial Officer
(duly authorized officer and principal financial officer)

Date: August 5, 2026