Form 10-Q
period 2026-09-30
National Bank Holdings Corp
filed 2026-11-03
CIK 1475841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 30, 2026, the registrant had outstanding 44,130,834 shares of Class A voting common stock, each with $0.01 par value per share, excluding 799,334 shares of restricted Class A common stock issued but not yet vested.

GLOSSARY OF ACRONYMS, ABBREVIATIONS AND TERMS

ACL	Allowance for credit losses	GDP	Gross domestic product
The acquisition	The acquisition of Vista Bancshares, Inc.	GNMA	Government National Mortgage Association
AFS	Available-for-sale	GSE	Government sponsored entity
AIR	Accrued interest receivable	HPI	Home price index
AOCI	Accumulated other comprehensive income (loss)	HTM	Held-to-maturity
ASC	Accounting Standards Codification	Inducement Plan	National Bank Holdings Corporation 2026 Inducement Plan
ASPP	Associate Stock Purchase Plan	ISDA	International Swaps and Derivative Association
ASU	Accounting Standards Update	MBS	Mortgage-backed securities
ATM	Automated Teller Machine	MSR	Mortgage servicing right
Banks	NBH Bank and 2UniFi Bank, collectively	NBHC or the Company	National Bank Holdings Corporation and all controlled affiliates
BOJH	Bank of Jackson Hole	NCO	Net charge-offs
Cambr	Cambr Solutions, LLC	OCI	Other Comprehensive Income
CECL	Current expected credit loss	Omnibus Plan	National Bank Holdings Corporation 2023 Omnibus Incentive Plan, as amended and restated May 7, 2026, as further amended, restated or supplemented
CEO	Chief Executive Officer	OREO	Other real estate owned
Common stock	Class A common stock, par value $0.01 per share	PCD	Purchased credit deteriorated
CRE	Commercial real estate	PD	Probability of Default
DCF	Discounted cash flow	PSL	Purchased seasoned loans
EPS	Earnings Per Share	PSU	Performance stock unit
Exchange Act	The Securities Exchange Act of 1934	Repurchase	Repurchase the mortgage loans with identified defects, indemnify the investor or insurer, or reimburse the investor for credit loss incurred on the loan
FASB	Financial Accounting Standards Board	ROTA	Return on tangible assets
FDIC	Federal Deposit Insurance Corporation	S&P	Standard and Poor’s
Federal Reserve	Federal Reserve System	SBA	Small Business Administration
FHA	Federal Housing Administration	SBA Preferred Lender	An approved participant in the SBA Preferred Lender’s Program
FHLB	Federal Home Loan Bank	SEC	Securities and Exchange Commission
FHLMC	Federal Home Loan Mortgage Corporation	SOFR	Secured overnight financing rate
Fintech	Financial technology company	Topic 606	FASB ASC Topic 606
FNMA	Federal National Mortgage Association	Transaction deposits	Demand, savings, and money market deposits
FRB	Federal Reserve Bank	TSR	Total shareholder return
FTE	Fully taxable equivalent	Vista	Vista Bancshares, Inc.
GAAP	Generally accepted accounting principles	Vista Equity Plan	Vista Bank Equity Incentive Plan

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
●	susceptibility to credit risk and fluctuations in the value of real estate and other collateral securing a significant portion of our loan portfolio, including with regards to real estate acquired through foreclosure, and the accuracy of appraisals related to such real estate;
●	changes impacting monetary supply and the businesses of our clients and counterparties, including levels of market interest rates, inflation, currency values, monetary, fiscal, and international trade policy, and the volatility of trading markets, including as influenced by geopolitical risks and related economic uncertainty;
●	our ability to maintain sufficient liquidity to meet the requirements of deposit withdrawals and other business needs;
●	our desire to raise additional capital in connection with strategic growth initiatives and our ability to access the capital markets when desired or on favorable terms;
●	changes in the fair value of our investment securities due to market conditions outside of our control;
●	our investments in 2UniFi℠ and other fintechs and initiatives may subject us to material financial, reputational and strategic risks;
●	the allowance for credit losses and fair value adjustments may be insufficient to absorb losses in our loan portfolio (including due to fluctuations in collateral value, the ability of the borrower to repay and the results of outstanding litigation related to the realization of collateral);
●	any service interruptions, cyber incidents or other breaches relating to our technology systems, security systems or infrastructure or those of our third-party providers;
●	the occurrence of fraud or other financial crimes within our business;
●	competition from other financial services providers, including traditional financial institutions and fintechs, and the effects of disintermediation within the banking business including consolidation within the industry;
●	changes to federal government lending programs like the SBA’s Preferred Lender Program and the FHA’s insurance programs, including the impact of changes in regulations and budget appropriations on such programs;

●	impairment of our mortgage servicing rights, disruption in the secondary market for mortgage loans, declines in real estate values, or being required to repurchase mortgage loans or reimburse investors;
●	claims and litigation related to our fiduciary responsibilities in connection with our trust and wealth business;
●	our ability to manage and execute our organic growth and acquisition strategies, including our ability to realize the expected benefits of our acquisition strategies;
●	developments in technology, such as artificial intelligence, the success of our digital growth strategy, and our ability to incorporate innovative technologies in our business and provide products and services that satisfy our clients’ expectations for convenience and security;
●	our ability to integrate Vista Bank into our business may be more difficult, costly or time consuming than expected and we may fail to realize the anticipated benefits or cost savings of the acquisition;
●	failure to obtain regulatory approvals or consummate attractive acquisitions or continue to increase organic loan growth would restrict our growth plans;
●	the accuracy of projected operating results for assets and businesses we acquire;
●	our ability to comply with and manage costs related to extensive and potentially expanding government regulation and supervision, including current and future regulations affecting bank holding companies and depository institutions;
●	our ability to execute our capital allocation strategy, including paying dividends or repurchasing shares, given regulatory limitations;
●	the application of any increased assessment rates imposed by the FDIC;
●	claims or legal action brought against us by third parties or government agencies;
●	the loss of our executive officers and key personnel;
●	changes to federal, state and local laws and regulations along with executive orders applicable to our business, including tax laws; and
●	other factors, risks, trends and uncertainties described under “Part I, Item 1. Business,” “Part I, Item 1A. Risk Factors,” “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 and in our other filings with the SEC.

Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events or circumstances, except as required by applicable law.

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)

(In thousands, except share and per share data)

	September 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$364,798	$417,058
Investment securities available-for-sale (at fair value)	638,085	528,639
Investment securities held-to-maturity (fair value of $644,667 and $597,449 at September 30, 2026 and December 31, 2025, respectively)	725,921	651,732
Other securities	100,134	80,634
Loans	9,893,448	7,433,356
Allowance for credit losses	(109,866)	(87,415)
Loans, net	9,783,582	7,345,941
Loans held for sale	12,578	25,695
Other real estate owned	5,082	1,674
Premises and equipment, net	232,244	214,554
Goodwill	459,481	306,043
Intangible assets, net	61,881	48,337
Other assets	343,354	263,211
Total assets	$12,727,140	$9,883,518
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing demand deposits	$2,656,315	$2,204,241
Interest bearing demand deposits	1,626,488	1,237,006
Savings and money market	4,994,262	3,701,616
Time deposits	1,267,968	1,149,771
Total deposits	10,545,033	8,292,634
Securities sold under agreements to repurchase	22,479	17,350
Long-term debt, net	201,884	54,540
Federal Home Loan Bank advances	125,000	-
Other liabilities	206,847	133,880
Total liabilities	11,101,243	8,498,404
Shareholders’ equity:
Common stock, par value $0.01 per share: 400,000,000 shares authorized; 58,845,523 and 51,487,888 shares issued; and 44,285,618 and 37,772,516 shares outstanding at September 30, 2026 and December 31, 2025, respectively	588	515
Additional paid-in capital	1,467,649	1,171,581
Retained earnings	567,146	572,461
Treasury stock of 13,745,915 and 13,412,216 shares at September 30, 2026 and December 31, 2025, respectively, at cost	(344,511)	(315,397)
Accumulated other comprehensive (loss) income, net of tax	(64,975)	(44,046)
Total shareholders’ equity	1,625,897	1,385,114
Total liabilities and shareholders’ equity	$12,727,140	$9,883,518

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share data)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Interest and dividend income:
Interest and fees on loans	$154,743	$120,132	$448,322	$360,577
Interest and dividends on investment securities	10,684	9,992	31,786	28,563
Dividends on other securities	738	409	1,938	1,355
Interest on interest bearing bank deposits	1,170	1,705	6,444	2,926
Total interest and dividend income	167,335	132,238	488,490	393,421
Interest expense:
Interest on deposits	50,355	42,886	147,624	125,998
Interest on borrowings	4,080	1,152	9,872	5,123
Total interest expense	54,435	44,038	157,496	131,121
Net interest income before provision for credit losses	112,900	88,200	330,994	262,300
Provision expense (release) for credit losses	40,635	(1,500)	46,135	8,700
Net interest income after provision for credit losses	72,265	89,700	284,859	253,600
Non-interest income:
Service charges	4,456	4,340	13,149	12,585
Bank card fees	4,929	4,505	13,879	13,431
Mortgage banking income	1,796	2,895	6,961	8,757
Bank-owned life insurance income	916	795	2,706	2,335
Other non-interest income	1,441	8,156	14,342	16,025
Gain on security sales	-	-	246	-
Total non-interest income	13,538	20,691	51,283	53,133
Non-interest expense:
Salaries and benefits	56,869	37,779	168,205	109,887
Occupancy and equipment	16,838	12,383	48,826	32,656
Data processing	7,663	4,751	23,261	13,604
Marketing and business development	1,514	948	4,941	2,862
FDIC deposit insurance	1,405	1,041	4,165	3,357
Bank card expenses	1,636	1,033	4,031	3,404
Professional fees	2,142	3,249	7,376	6,352
Other non-interest expense	7,292	4,116	21,444	14,202
Other intangible assets amortization	2,433	1,946	7,330	5,870
Total non-interest expense	97,792	67,246	289,579	192,194
(Loss) income before income taxes	(11,989)	43,145	46,563	114,539
Income tax (benefit) expense	(3,228)	7,860	8,041	21,001
Net (loss) income	$(8,761)	$35,285	$38,522	$93,538
(Loss) earnings per share—basic	$(0.20)	$0.92	$0.85	$2.44
(Loss) earnings per share—diluted	(0.20)	0.92	0.84	2.43
Common stock dividend	0.32	0.30	0.96	0.89
Weighted average number of common shares outstanding:
Basic	44,451,388	37,911,643	44,518,829	38,018,090
Diluted	44,758,349	38,034,473	44,772,076	38,142,300

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

(In thousands)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Net (loss) income	$(8,761)	$35,285	$38,522	$93,538
Other comprehensive (loss) income, net of tax:
Securities available-for-sale:
Net unrealized (losses) gains arising during the period, net of tax benefit (expense) of $4,115 and ($1,460) for the three months ended September 30, 2026 and 2025, respectively; and net of tax benefit (expense) of $5,490 and ($5,714) for the nine months ended September 30, 2026 and 2025, respectively	(13,474)	4,812	(18,764)	18,440
Less: reclassification adjustment for gain on security sales realized in net income, net of tax expense of $57 and $0 for the nine months ended September 30, 2026 and 2025, respectively.	—	—	(189)	—
Less: amortization of net unrealized holding gains to income, net of tax benefit of $0 and $1 for the three months ended September 30, 2026 and 2025, respectively; and net of tax benefit of $0 and $5 for the nine months ended September 30, 2026 and 2025, respectively	—	(2)	—	(15)
Cash flow hedges:
Net unrealized (losses) gains arising during the period, net of tax benefit (expense) of $655 and ($54) for the three months ended September 30, 2026 and 2025 respectively; and net of tax benefit (expense) of $667 and ($429) for the nine months ended September 30, 2026 and 2025, respectively	(2,144)	177	(2,196)	1,398
Less: reclassification adjustment for losses (gains) included in net (loss) income, net of tax (benefit) expense of ($18) and $14 for the three months ended September 30, 2026 and 2025 respectively; and net of tax (benefit) expense of ($63) and $228 for the nine months ended September 30, 2026 and 2025, respectively	60	(46)	220	(753)
Other comprehensive (loss) income	(15,558)	4,941	(20,929)	19,070
Comprehensive (loss) income	$(24,319)	$40,226	$17,593	$112,608

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(In thousands, except share and per share data)

	For the three months ended September 30,
					Accumulated
		Additional			other
	Common	paid-in	Retained	Treasury	comprehensive
	stock	capital	earnings	stock	(loss) income, net	Total
Balance, June 30, 2025	$515	$1,167,719	$544,428	$(304,254)	$(55,912)	$1,352,496
Net income	—	—	35,285	—	—	35,285
Stock-based compensation	—	2,145	—	—	—	2,145
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $280, net	—	118	—	185	—	303
Repurchase of 240,000 shares	—	—	—	(8,804)	—	(8,804)
Cash dividends declared ($0.30 per share)	—	—	(11,437)		—	(11,437)
Other comprehensive income	—	—	—	—	4,941	4,941
Balance, September 30, 2025	$515	$1,169,982	$568,276	$(312,873)	$(50,971)	$1,374,929
Balance, June 30, 2026	$588	$1,460,627	$590,437	$(333,131)	$(49,417)	$1,669,104
Net loss	—	—	(8,761)	—	—	(8,761)
Stock-based compensation	—	7,432	—	—	—	7,432
Issuance of stock under equity compensation and ASPP plans, including gain on reissuance of treasury stock of $781, net	—	(410)	—	508	—	98
Repurchase of 285,164 shares	—	—	—	(11,888)	—	(11,888)
Cash dividends declared ($0.32 per share)	—	—	(14,530)		—	(14,530)
Other comprehensive loss	—	—	—	—	(15,558)	(15,558)
Balance, September 30, 2026	$588	$1,467,649	$567,146	$(344,511)	$(64,975)	$1,625,897

	For the nine months ended September 30,
					Accumulated
		Additional			other
	Common	paid-in	Retained	Treasury	comprehensive
	stock	capital	earnings	stock	(loss) income, net	Total
Balance, December 31, 2024	$515	$1,167,431	$508,864	$(301,694)	$(70,041)	$1,305,075
Net income	—	—	93,538	—	—	93,538
Stock-based compensation	—	5,840	—	—	—	5,840
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $4,452, net	—	(3,289)	—	1,862	—	(1,427)
Repurchase of 359,300 shares	—	—	—	(13,041)	—	(13,041)
Cash dividends declared ($0.89 per share)	—	—	(34,126)	—	—	(34,126)
Other comprehensive income	—	—	—	—	19,070	19,070
Balance, September 30, 2025	$515	$1,169,982	$568,276	$(312,873)	$(50,971)	$1,374,929
Balance, December 31, 2025	$515	1,171,581	$572,461	$(315,397)	(44,046)	$1,385,114
Net income	—	—	38,522	—	—	38,522
Stock-based compensation	—	20,849	—	—	—	20,849
Issuance of stock under purchase and equity compensation plans, including gain on reissuance of treasury stock of $14,126, net	—	(13,367)	—	10,016	—	(3,351)
Issuance of common stock of 7,305,975 for acquisition of Vista	73	288,586	—	—	—	288,659
Repurchase of 955,504 shares	—	—	—	(39,130)	—	(39,130)
Cash dividends declared ($0.96 per share)	—	—	(43,837)	—	—	(43,837)
Other comprehensive loss	—	—	—	—	(20,929)	(20,929)
Balance, September 30, 2026	$588	$1,467,649	$567,146	$(344,511)	$(64,975)	$1,625,897

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the nine months ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$38,522	$93,538
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit loss expense	46,135	8,700
Depreciation and amortization	30,426	19,832
Change in current income tax receivable	(2,164)	(1,710)
Change in deferred income taxes	(9,949)	19,451
Discount accretion, net of premium amortization on securities	(3,635)	(1,994)
Gain on sale of mortgages, net	(6,909)	(7,234)
Origination of loans held for sale, net of repayments	(229,857)	(260,886)
Proceeds from sales of loans held for sale	249,883	270,363
Originations of mortgage servicing rights	(205)	(146)
Proceeds from sales of mortgage servicing rights	—	2,360
Gain on sale of mortgage servicing rights	—	(646)
Gain on sale of fixed assets	(27)	(1,584)
Stock-based compensation	20,849	5,840
Gain on security sales	(246)	—
Operating lease payments	(5,710)	(4,904)
Change in other assets	(18,166)	(8,988)
Change in other liabilities	35,421	(7,630)
Net cash provided by operating activities	144,368	124,362
Cash flows from investing activities:
Proceeds from maturities and paydowns of other securities	2,911	48,029
Proceeds from maturities and paydowns of investment securities available-for-sale	86,106	100,403
Proceeds from maturities and paydowns of investment securities held-to-maturity	129,720	104,985
Proceeds from sales of other securities	93,137	—
Proceeds from sales of investment securities available-for-sale	176,406	—
Proceeds from sales of other real estate owned	6,367	269
Purchases of other securities	(107,840)	(49,949)
Purchases of investment securities available-for-sale	(248,086)	(164,656)
Purchases of investment securities held-to-maturity	(202,218)	(260,257)
Purchases of premises and equipment, net	(13,635)	(21,907)
Net (increase) decrease in loans	(603,819)	380,473
Proceeds from the sale of loans	5,748	28,531
Net cash activity for acquisitions	250,074	—
Net cash (used in) provided by investing activities	(425,129)	165,921
Cash flows from financing activities:
Net increase in deposits	47,395	233,813
Net increase in repurchase agreements and other short-term borrowings	5,129	2,408
Proceeds from long-term debt issuance	150,000	—
Payment of long-term debt issuance costs	(2,763)	—
Net advances from (payments to) the FHLB	115,000	(50,000)
Issuance of stock under purchase and equity compensation plans	(4,429)	(1,509)
Proceeds from exercise of stock options	997	10
Payment of dividends	(43,698)	(34,252)
Repurchase of common stock	(39,130)	(13,041)
Net cash provided by financing activities	228,501	137,429
(Decrease) increase in cash and cash equivalents	(52,260)	427,712
Cash and cash equivalents at beginning of the year	417,058	127,848
Cash and cash equivalents at end of period	$364,798	$555,560
Supplemental disclosure of cash flow information during the period:
Cash paid for interest	$157,369	$127,638
Net tax (refunds) payments	(3,886)	9,176
Supplemental schedule of non-cash activities:
Loans transferred to other real estate owned at fair value	3,670	—
Increase in loans purchased but not settled	29,115	101,661

See accompanying notes to the consolidated interim financial statements.

NATIONAL BANK HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2026

Note 1 Basis of Presentation

National Bank Holdings Corporation is a bank holding company that has elected financial holding company status and was incorporated in the State of Delaware in 2009. The Company is headquartered in Greenwood Village, Colorado, and its primary operations are conducted through its wholly owned subsidiaries NBH Bank and 2UniFi Bank. NBH Bank is a Colorado state-chartered bank and a member of the Federal Reserve, and 2UniFi Bank is a Wyoming state-chartered bank and a member of the Federal Reserve. The Company provides a variety of banking products to both commercial and consumer clients through a network of over 90 banking centers, as of September 30, 2026, located primarily in Colorado, the greater Kansas City region, Texas, Utah, Wyoming, New Mexico, Idaho and Plam Beach, Florida, as well as through online and mobile banking products and services.

The accompanying interim unaudited consolidated financial statements serve to update the National Bank Holdings Corporation Annual Report on Form 10-K for the year ended December 31, 2025 and include the accounts of the Company and its wholly owned subsidiaries, NBH Bank, 2UniFi Bank and 2UniFi, LLC. The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP and, where applicable, with general practices in the banking industry or guidelines prescribed by bank regulatory agencies. However, they may not include all information and notes necessary to constitute a complete set of financial statements under GAAP applicable to annual periods and accordingly should be read in conjunction with the financial information contained in the Company’s most recent Form 10-K. The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results presented. All such adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications of prior years’ amounts are made whenever necessary to conform to current period presentation. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the full year or any other interim period. All amounts are in thousands, except share data, or as otherwise noted.

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

Note 3 Acquisition Activities

On January 7, 2026, the Company completed its acquisition of Vista Bancshares, Inc., the bank holding company of Texas-based Vista Bank. Pursuant to the merger agreement executed in September 2025, the Company paid $89.0 million of cash consideration and issued 7.3 million shares of the Company’s common stock in exchange for all of the outstanding common stock of Vista Bancshares, Inc. The transaction was valued at $377.7 million in the aggregate, based on the Company’s closing price of $39.51 on January 6, 2026. In addition, the Company held $45.0 million in debt of Vista that was effectively settled upon closing. The acquisition added 12 banking centers, including 11 within the Dallas/Ft. Worth, Austin and Lubbock regions of Texas and one banking center in Palm Beach, Florida. Acquisition-related costs of $40.0 million, pre-tax, were included in the Company’s consolidated statements of operations for the nine months ended September 30, 2026. The financial results as of and for the nine months ended September 30, 2026 include activity of the combined entity. The Company has made the determination of fair values using the best information available at the time; however, purchase accounting is not complete and the assumptions used are subject to change and, if changed, could have a material effect on the Company's financial position and results of operations.

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

The table below summarizes net assets acquired (at fair value) and consideration transferred in connection with the Vista acquisition. The Company has completed its purchase consideration allocation and the fair values of assets acquired and liabilities assumed are considered final. During the nine months ended September 30, 2026, the Company recorded adjustments to the amounts recognized in connection with the Vista acquisition as additional information became available regarding facts and circumstances that existed as of the acquisition date. The adjustments primarily related to acquired loans, including the identification of additional loans as PCD and refinements to the acquisition-date fair value marks on acquired loans. In aggregate, the measurement period adjustments resulted in a $7.6 million increase in the allowance for credit losses, $4.8 million increase in goodwill, $1.3 million increase in the fair value of acquired loans, and $1.5 million increase in deferred tax assets.

January 7, 2026
Assets:
Cash and due from banks	$339,112
Investment securities available-for-sale	145,509
Other securities	10,397
Loans	1,901,667
Other real estate owned	6,548
Premises and equipment	21,306
Core deposit and trade name intangible	21,547
Other assets	51,624
Total assets acquired	$2,497,710

Liabilities:
Total deposits	$2,205,031
Other liabilities	23,420
Total liabilities assumed	$2,228,451

Identifiable net assets acquired	$269,259

Consideration:
NBHC common stock paid at January 7, 2026, closing price of $39.51	$288,659
Cash	89,038
Purchase price paid	377,697
Effective settlement of pre-existing debt (1)	45,000
Total	$422,697

Estimated goodwill created	$153,438

(1)	The Company held $45.0 million in debt of Vista which was effectively settled by the acquisition.

In connection with the Vista acquisition, the Company recorded $153.4 million of goodwill. The amount of goodwill recorded reflects the expanded market presence, synergies and operational efficiencies that are expected to result from the acquisition. The following is a description of the methods used to determine the fair values of significant assets and liabilities presented above:

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

The following table provides a summary of loans purchased as part of the Vista acquisition as of the acquisition date:

	Unpaid principal balance	Allowance for credit loss at acquisition	Net premium/ (discount) on acquired loans	Fair value
Purchased seasoned loans	$1,886,895	$(20,735)	$(1,546)	$1,864,614
PCD Loans	60,257	(16,364)	(6,840)	37,053
Total acquired loans	$1,947,152	$(37,099)	$(8,386)	$1,901,667

Unaudited Pro forma information

The following unaudited pro forma information combines the historical results of Vista and the Company. The pro forma financial information does not include the potential impacts of possible business model changes, current market conditions, revenue enhancements, expense efficiencies, or other factors. If the Vista acquisition had been completed on January 1, 2025, pro forma total revenue for the Company would have been approximately $126.4 million and $129.8 million for the three months ended September 30, 2026 and 2025, respectively. Pro forma net income for the Company would have been approximately $2.6 million and $27.3 million for the three months ended September 30, 2026 and 2025, respectively. Pro forma basic and dilutive earnings per share for the Company would have been $0.05 and $0.05 for the three months ended September 30, 2026, respectively, and $0.60 and $0.60 for the three months ended September 30, 2025, respectively. For the three months ended September 30, 2026, the pro forma information reflects adjustments made to exclude acquisition-related expenses of the Company totaling $14.7 million. Adjustments also included estimated net accretion of loan and investment marks of $3.7 million and estimated amortization of acquired identifiable intangibles of $0.5 million for the three months ended September 30, 2025.

For the nine months ended September 30, 2026 and 2025, pro forma total revenue for the Company would have been approximately $382.3 million and $394.8 million, respectively. Pro forma net income for the Company would have been approximately $69.3 million and $79.0 million for the nine months ended September 30, 2026 and 2025, respectively. Pro forma basic and dilutive earnings per share for the Company would have been $1.52 and $1.51 for the nine months ended September 30, 2026, respectively, and $1.72 and $1.72 for the nine months ended September 30, 2025, respectively. For the nine months ended September 30, 2026, the pro forma information reflects adjustments made to exclude acquisition-related expenses of the Company totaling $39.9 million. Adjustments also included estimated net accretion of loan and investment marks of $6.5 million and estimated amortization of acquired identifiable intangibles of $1.6 million for the nine months ended September 30, 2025.

The unaudited pro forma information is theoretical in nature and not necessarily indicative of future consolidated results of operations of the Company or the consolidated results of operations which would have resulted had the Company acquired Vista during the periods presented.

Note 4 Investment Securities

The Company’s investment securities portfolio is comprised of available-for-sale and held-to-maturity investment securities. These investment securities totaled $1.3 billion at September 30, 2026 and included $0.6 billion of available-for-sale securities and $0.7 billion of held-to-maturity securities. During 2026, the Company acquired available-for-sale securities with a fair value of $145.5 million related to the acquisition of Vista.  At December 31, 2025, investment securities totaled $1.2 billion and included $0.5 billion of available-for-sale securities and $0.7 billion of held-to-maturity securities.

Available-for-sale

Available-for-sale securities are summarized as follows as of the dates indicated:

	September 30, 2026
	Amortized	Gross	Gross
	cost	unrealized gains	unrealized losses	Fair value
U.S. Treasury securities	$53,815	$12	$(154)	$53,673
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	236,181	48	(25,287)	210,942
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	429,579	18	(56,375)	373,222
Other securities	248	—	—	248
Total investment securities available-for-sale	$719,823	$78	$(81,816)	$638,085

	December 31, 2025
	Amortized	Gross	Gross
	cost	unrealized gains	unrealized losses	Fair value
U.S. Treasury securities	$73,144	$1,082	$—	$74,226
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	173,308	1,248	(16,891)	157,665
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	338,768	563	(43,305)	296,026
Other securities	722	—	—	722
Total investment securities available-for-sale	$585,942	$2,893	$(60,196)	$528,639

During the nine months ended September 30, 2026 and 2025, purchases of available-for-sale securities totaled $248.1 million and $164.7 million, respectively. Proceeds from maturities and paydowns of available-for-sale securities during the nine months ended September 30, 2026 and 2025 totaled $86.1 million and $100.4 million, respectively. Included within proceeds from maturities and paydowns of available-for-sale securities during the nine months ended September 30, 2026 were $0.2 million of net purchases and maturities of certain U.S. Treasury securities that have quick turnover, occur in large volumes and have original maturities of three months or less. During the nine months ended September 30, 2026, the Company sold $176.4 million of available-for-sale securities, primarily related to securities acquired in the Vista acquisition. There were no sales of available-for-sale securities during the nine months ended September 30, 2025.

At September 30, 2026 and December 31, 2025, the Company’s available-for-sale investment portfolio was primarily comprised of U.S. Treasury securities and mortgage-backed securities. All mortgage-backed securities were backed by GSE collateral such as FHLMC and FNMA and the government-owned agency GNMA.

The tables below summarize the available-for-sale securities with unrealized losses, along with the length of time they have been in an unrealized loss position, as of the dates shown:

	September 30, 2026
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. Treasury securities	$28,673	$(154)	$—	$—	$28,673	$(154)
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	124,325	(5,157)	85,321	(20,130)	209,646	(25,287)
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	131,061	(3,712)	203,264	(52,663)	334,325	(56,375)
Total	$284,059	$(9,023)	$288,585	$(72,793)	$572,644	$(81,816)

	December 31, 2025
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	$—	$—	$96,937	$(16,891)	$96,937	$(16,891)
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	2,546	(5)	232,742	(43,300)	235,288	(43,305)
Total	$2,546	$(5)	$329,679	$(60,191)	$332,225	$(60,196)

Management regularly monitors the investment securities portfolio in its entirety and further evaluates all of the available-for-sale securities in an unrealized loss position at each reporting period. The portfolio included 99 securities which were in an unrealized loss position at September 30, 2026, compared to 84 securities at December 31, 2025. The unrealized losses in the Company’s investment portfolio at September 30, 2026 were caused by changes in interest rates. The Company has no intention of selling these securities and believes it will not be required to sell the securities before the recovery of their amortized cost. Management believes that default of the available-for-sale securities is highly unlikely. FHLMC, FNMA and GNMA guaranteed mortgage-backed securities and U.S. Treasury securities have a long history of zero credit losses, an explicit guarantee by the U.S. government (although limited for FNMA and FHLMC securities) and yields that generally trade based on market views of prepayment and liquidity risk rather than credit risk.

Certain securities are pledged as collateral for public deposits, securities sold under agreements to repurchase and to secure borrowing capacity at the FRB, if needed. The fair value of available-for-sale investment securities pledged as collateral totaled $206.6 million and $102.4 million at September 30, 2026 and at December 31, 2025, respectively. The Company may also pledge available-for-sale investment securities as collateral for FHLB advances. No securities were pledged for this purpose at September 30, 2026 or December 31, 2025.

A summary of the available-for-sale securities by maturity is shown in the following table as of September 30, 2026. Mortgage-backed securities may have actual maturities that differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments and are therefore not included in the table below. The Company holds other available-for-sale securities with an amortized cost and fair value of $0.2 million as of September 30, 2026 that have no stated contractual maturity date.

	September 30, 2026
			Weighted
	Amortized cost	Fair value	average yield
U.S. Treasury securities
Within one year	$29,953	$29,955	4.23%
After one but within five years	23,862	23,718	4.30%
Total	$53,815	$53,673

As of September 30, 2026 and December 31, 2025, AIR from available-for-sale investment securities totaled $1.6 million and $1.9 million, respectively, and was included within other assets in the consolidated statements of financial condition.

Held-to-maturity

Held-to-maturity investment securities are summarized as follows as of the dates indicated:

	September 30, 2026
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	$228,375	$—	$(31,598)	$196,777
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	497,546	—	(49,656)	447,890
Total investment securities held-to-maturity	$725,921	$—	$(81,254)	$644,667

	December 31, 2025
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
U.S. Treasury securities	$24,900	$—	$(49)	$24,851
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	236,535	666	(23,227)	213,974
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	390,297	2,310	(33,983)	358,624
Total investment securities held-to-maturity	$651,732	$2,976	$(57,259)	$597,449

During the nine months ended September 30, 2026 and 2025, purchases of held-to-maturity securities totaled $202.2 million and $260.3 million, respectively. Maturities and paydowns of held-to-maturity securities totaled $129.7 million and $105.0 million during the nine months ended September 30, 2026 and 2025, respectively.

The held-to-maturity portfolio included 168 securities which were in an unrealized loss position as of September 30, 2026, compared to 92 securities at December 31, 2025. The tables below summarize the held-to-maturity securities with unrealized losses, along with the length of time they have been in an unrealized loss position, as of the dates shown:

	September 30, 2026
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	$54,880	$(2,504)	$141,897	$(29,094)	$196,777	$(31,598)
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	322,790	(10,220)	124,676	(39,436)	447,466	(49,656)
Total	$377,670	$(12,724)	$266,573	$(68,530)	$644,243	$(81,254)

	December 31, 2025
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. Treasury securities	$—	$—	$24,850	$(49)	$24,850	$(49)
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	1,174	(1)	169,340	(23,226)	170,514	(23,227)
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	—	—	144,208	(33,983)	144,208	(33,983)
Total	$1,174	$(1)	$338,398	$(57,258)	$339,572	$(57,259)

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

The table below summarizes the credit quality indicators, by amortized cost, of held-to-maturity securities as of the dates shown:

	September 30, 2026	December 31, 2025
	AA+	AA+
U.S. Treasury securities	$—	$24,900
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	228,375	236,535
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	497,546	390,297
Total investment securities held-to-maturity	$725,921	$651,732

Certain securities are pledged as collateral for public deposits, securities sold under agreements to repurchase and to secure borrowing capacity at the FRB, if needed. The carrying value of held-to-maturity investment securities pledged as collateral totaled $595.1 million and $604.0 million at September 30, 2026 and December 31, 2025, respectively. The Company may also pledge held-to-maturity investment securities as collateral for FHLB advances. No held-to-maturity investment securities were pledged for this purpose at September 30, 2026 or December 31, 2025.

Actual maturities of mortgage-backed securities may differ from scheduled maturities depending on the repayment characteristics and experience of the underlying financial instruments and are not disclosed.

As of September 30, 2026 and December 31, 2025, AIR from held-to-maturity investment securities totaled $2.0 million and $1.4 million, respectively, and was included within other assets in the consolidated statements of financial condition.

Note 5 Other Securities

The carrying balances of other securities are summarized as follows as of the dates indicated:

	September 30, 2026	December 31, 2025
FRB and FHLB stock	$46,759	$24,641
Convertible preferred stock	14,697	18,508
Equity method investments	38,346	32,426
Equity securities with readily determinable fair values	332	5,059
Total	$100,134	$80,634

Other securities included FRB stock, FHLB stock, convertible preferred stock, equity method investments and equity securities with readily determinable fair values. During the nine months ended September 30, 2026, purchases of other securities totaled $107.8 million, and proceeds from maturities and paydowns of other securities totaled $2.9 million, and proceeds from sales of other securities totaled $93.1 million. During the nine months ended September 30, 2025, purchases of other securities totaled $50.0 million, and proceeds from other securities totaled $48.0 million. Purchases consisted primarily of FHLB stock, and proceeds consisted primarily of redemptions of FHLB stock. Changes in the Company’s FHLB stock holdings directly correlate to FHLB line of credit advances and paydowns.

FRB and FHLB stock

At September 30, 2026 and December 31, 2025, the Company held FRB and FHLB stock for regulatory or debt facility purposes. These are restricted securities which, lacking a market, are carried at cost. There have been no identified events or changes in circumstances that may have an adverse effect on the FRB and FHLB stock carried at cost.

Convertible preferred stock

Other securities include convertible preferred stock without a readily determinable fair value. During the three and nine months ended September 30, 2026, the Company recorded a $4.0 million impairment on a third-party FinTech partnership investment within other non-interest income in the Company’s consolidated statement of operations. The Company recorded no impairment for the three and nine months ended September 30, 2025. During the three and nine months ended September 30, 2026 and 2025, the Company had no purchases of convertible preferred stock.

Equity method investments

Other securities also include equity method investments totaling $38.3 million and $32.4 million at September 30, 2026 and December 31, 2025, respectively. The Company recorded net unrealized gains on equity method investments totaling $1.2 million and $2.6 million during the three and nine months ended September 30, 2026, respectively. During the three and nine months ended September 30, 2025, the Company recorded net unrealized gains on equity method investments totaling $1.7 million. These gains were recorded in other non-interest income in the Company’s consolidated statements of operations. The Company recorded $0.1 million and zero impairment related to equity method investments for the nine months ended September 30, 2026 and 2025, respectively.

Equity securities with readily determinable fair values

Equity securities with readily determinable fair values are generally traded on an exchange and market prices are readily available. Unrealized gains or losses on equity securities with readily determinable fair values are recognized in other non-interest income in the Company’s consolidated statements of operations. During the nine months ended September 30, 2026, the Company sold $4.6 million of equity securities with readily determinable fair values, resulting in a realized loss totaling $0.7 million recorded within other non-interest income in the Company’s consolidated statement of operations. During the three and nine months ended September 30, 2026, the Company recorded zero and $0.1 million of unrealized losses from equity securities with readily determinable fair values, respectively. During the three and nine months ended September 30, 2025, the Company recorded $2.1 million of unrealized gains or losses from equity securities with readily determinable fair values, respectively.

Note 6 Loans

The loan portfolio is comprised of loans originated by the Company and loans that were acquired in connection with the Company’s acquisitions. The tables below show the loan portfolio composition including carrying value by segment as of the dates shown. The carrying value of loans is net of discounts, fees, costs and fair value marks of $22.9 million and $21.7 million as of September 30, 2026 and December 31, 2025, respectively.

	September 30, 2026
	Total loans	% of total
Commercial	$5,579,777	56.4%
Commercial real estate non-owner occupied	2,721,345	27.5%
Residential real estate	1,579,059	16.0%
Consumer	13,267	0.1%
Total	$9,893,448	100.0%

	December 31, 2025
	Total loans	% of total
Commercial	$4,668,153	62.8%
Commercial real estate non-owner occupied	1,582,428	21.3%
Residential real estate	1,169,699	15.7%
Consumer	13,076	0.2%
Total	$7,433,356	100.0%

Information about delinquent and non-accrual loans is shown in the following tables at September 30, 2026 and December 31, 2025:

	September 30, 2026
		Greater
	30-89 days	than 90 days		Total past
	past due and	past due and	Non-accrual	due and
	accruing	accruing	loans	non-accrual	Current	Total loans
Commercial:
Commercial and industrial	$1,906	$796	$30,121	$32,823	$2,734,079	$2,766,902
Municipal and non-profit	—	—	—	—	1,278,861	1,278,861
Owner occupied commercial real estate	7,214	1,382	3,450	12,046	1,272,759	1,284,805
Food and agribusiness	774	13,406	4,192	18,372	230,837	249,209
Total commercial	9,894	15,584	37,763	63,241	5,516,536	5,579,777
Commercial real estate non-owner occupied:
Construction	—	—	2,061	2,061	244,409	246,470
Acquisition/development	2,867	—	46	2,913	220,908	223,821
Multifamily	—	—	—	—	328,929	328,929
Non-owner occupied	—	—	—	—	1,922,125	1,922,125
Total commercial real estate non-owner occupied	2,867	—	2,107	4,974	2,716,371	2,721,345
Residential real estate:
Senior lien	1,124	1,104	3,889	6,117	1,483,973	1,490,090
Junior lien	91	74	158	323	88,646	88,969
Total residential real estate	1,215	1,178	4,047	6,440	1,572,619	1,579,059
Consumer	34	—	—	34	13,233	13,267
Total loans	$14,010	$16,762	$43,917	$74,689	$9,818,759	$9,893,448

	September 30, 2026
	Non-accrual loans	Non-accrual loans
	with a related	with no related
	allowance for	allowance for	Non-accrual
	credit loss	credit loss	loans
Commercial:
Commercial and industrial	$10,521	$19,600	$30,121
Owner occupied commercial real estate	2,752	698	3,450
Food and agribusiness	—	4,192	4,192
Total commercial	13,273	24,490	37,763
Commercial real estate non-owner occupied:
Construction	—	2,061	2,061
Acquisition/development	46	—	46
Total commercial real estate non-owner occupied	46	2,061	2,107
Residential real estate:
Senior lien	3,509	380	3,889
Junior lien	158	—	158
Total residential real estate	3,667	380	4,047
Consumer	—	—	—
Total loans	$16,986	$26,931	$43,917

	December 31, 2025
		Greater
	30-89 days	than 90 days		Total past
	past due and	past due and	Non-accrual	due and
	accruing	accruing	loans	non-accrual	Current	Total loans
Commercial:
Commercial and industrial	$6,243	$4,716	$19,607	$30,566	$2,007,138	$2,037,704
Municipal and non-profit	—	—	—	—	1,273,761	1,273,761
Owner occupied commercial real estate	1,498	1,541	2,355	5,394	1,123,224	1,128,618
Food and agribusiness	2,868	6,184	—	9,052	219,018	228,070
Total commercial	10,609	12,441	21,962	45,012	4,623,141	4,668,153
Commercial real estate non-owner occupied:
Construction	—	—	—	—	188,992	188,992
Acquisition/development	—	867	331	1,198	51,289	52,487
Multifamily	—	—	—	—	298,497	298,497
Non-owner occupied	154	—	—	154	1,042,298	1,042,452
Total commercial real estate non-owner occupied	154	867	331	1,352	1,581,076	1,582,428
Residential real estate:
Senior lien	1,027	2,100	2,332	5,459	1,082,248	1,087,707
Junior lien	123	—	249	372	81,620	81,992
Total residential real estate	1,150	2,100	2,581	5,831	1,163,868	1,169,699
Consumer	48	9	38	95	12,981	13,076
Total loans	$11,961	$15,417	$24,912	$52,290	$7,381,066	$7,433,356

	December 31, 2025
	Non-accrual loans	Non-accrual loans
	with a related	with no related
	allowance for	allowance for	Non-accrual
	credit loss	credit loss	loans
Commercial:
Commercial and industrial	$13,738	$5,869	$19,607
Owner occupied commercial real estate	2,355	—	2,355
Total commercial	16,093	5,869	21,962
Commercial real estate non-owner occupied:
Acquisition/development	47	284	331
Total commercial real estate non-owner occupied	47	284	331
Residential real estate:
Senior lien	1,715	617	2,332
Junior lien	249	—	249
Total residential real estate	1,964	617	2,581
Consumer	38	—	38
Total loans	$18,142	$6,770	$24,912

Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. Loans to borrowers experiencing financial difficulties may be modified. Modified loans are discussed in more detail below. There was no interest income recognized from non-accrual loans during the three or nine months ended September 30, 2026 or 2025.

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

The amortized cost basis and current period gross charge-offs for all loans as determined by the Company’s internal risk rating system and year of origination are shown in the following tables as of and for the nine months ended September 30, 2026 and the year ended December 31, 2025:

	September 30, 2026
							Revolving	Revolving
							loans	loans
	Origination year						amortized	converted
	2026	2025	2024	2023	2022	Prior	cost basis	to term	Total
Commercial:
Commercial and industrial:
Pass	$519,386	$472,955	$378,518	$100,373	$149,303	$186,738	$812,040	$6,283	$2,625,596
Special mention	—	13,089	2,507	26,740	24,418	9,732	10,469	—	86,955
Substandard	3,463	11,770	5,695	12,889	1,555	10,252	4,365	613	50,602
Doubtful	—	—	1,146	1,882	299	328	94	—	3,749
Total commercial and industrial	522,849	497,814	387,866	141,884	175,575	207,050	826,968	6,896	2,766,902
Gross charge-offs: Commercial and industrial	10,802	5,640	20,207	12,956	1,124	9,796	—	—	60,525
Municipal and non-profit:
Pass	100,408	251,185	103,575	125,403	125,017	529,822	43,451	—	1,278,861
Total municipal and non-profit	100,408	251,185	103,575	125,403	125,017	529,822	43,451	—	1,278,861
Owner occupied commercial real estate:
Pass	132,496	203,015	157,462	104,584	216,190	371,134	26,878	370	1,212,129
Special mention	—	4,849	13,582	1,645	11,166	13,999	—	—	45,241
Substandard	—	118	658	3,510	5,319	15,584	—	—	25,189
Doubtful	—	18	—	—	290	1,938	—	—	2,246
Total owner occupied commercial real estate	132,496	208,000	171,702	109,739	232,965	402,655	26,878	370	1,284,805
Gross charge-offs: Owner occupied commercial real estate	—	—	72	—	142	49	—	—	263
Food and agribusiness:
Pass	19,823	1,432	4,352	9,061	58,205	23,047	96,458	—	212,378
Special mention	249	—	10,896	69	99	35	4,626	100	16,074
Substandard	—	—	3,894	6,421	—	10,144	—	298	20,757
Total food and agribusiness	20,072	1,432	19,142	15,551	58,304	33,226	101,084	398	249,209
Total commercial	775,825	958,431	682,285	392,577	591,861	1,172,753	998,381	7,664	5,579,777
Gross charge-offs: Commercial	10,802	5,640	20,279	12,956	1,266	9,845	—	—	60,788
Commercial real estate non-owner occupied:
Construction:
Pass	94,764	70,416	18,654	8,821	2,804	27,227	16,183	—	238,869
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	2,061	4,920	—	—	—	6,981
Doubtful	—	—	—	—	620	—	—	—	620
Total construction	94,764	70,416	18,654	10,882	8,344	27,227	16,183	—	246,470
Acquisition/development:
Pass	86,038	18,068	37,652	3,802	31,020	11,425	11,429	—	199,434
Special mention	—	—	—	8,810	9,674	—	—	—	18,484
Substandard	—	—	2,112	2,932	—	46	—	—	5,090
Doubtful	—	—	249	564	—	—	—	—	813
Total acquisition/development	86,038	18,068	40,013	16,108	40,694	11,471	11,429	—	223,821
Multifamily:
Pass	30,114	38,566	2,808	33,263	147,909	62,016	1	—	314,677
Special mention	—	—	—	—	5,941	—	—	—	5,941
Substandard	—	—	—	—	8,311	—	—	—	8,311
Total multifamily	30,114	38,566	2,808	33,263	162,161	62,016	1	—	328,929
Non-owner occupied:
Pass	566,635	166,452	235,426	171,265	239,134	477,396	32,701	—	1,889,009
Special mention	—	—	—	16,504	10,854	161	—	—	27,519
Substandard	—	—	—	—	—	4,022	—	—	4,022
Doubtful	—	—	—	—	1,022	553	—	—	1,575
Total non-owner occupied	566,635	166,452	235,426	187,769	251,010	482,132	32,701	—	1,922,125
Gross charge-offs: Non-owner occupied	—	—	—	—	—	1	—	—	1
Total commercial real estate non-owner occupied	777,551	293,502	296,901	248,022	462,209	582,846	60,314	—	2,721,345
Gross charge-offs: Commercial real estate non-owner occupied	—	—	—	—	—	1	—	—	1
Residential real estate:
Senior lien:
Pass	267,961	233,945	89,645	58,690	350,134	454,561	28,418	129	1,483,483
Substandard	2	380	2,282	725	1,587	1,377	—	—	6,353
Doubtful	—	—	254	—	—	—	—	—	254
Total senior lien	267,963	234,325	92,181	59,415	351,721	455,938	28,418	129	1,490,090
Gross charge-offs: Senior lien	—	—	—	—	33	52	—	—	85
Junior lien:
Pass	12,712	2,232	1,736	2,570	2,931	5,590	60,194	744	88,709
Special mention	—	—	—	—	—	27	—	—	27
Substandard	—	—	—	—	81	152	—	—	233
Total junior lien	12,712	2,232	1,736	2,570	3,012	5,769	60,194	744	88,969
Total residential real estate	280,675	236,557	93,917	61,985	354,733	461,707	88,612	873	1,579,059
Gross charge-offs: Residential real estate	—	—	—	—	33	52	—	—	85
Consumer:
Pass	3,183	2,188	1,222	613	272	323	5,218	232	13,251
Substandard	—	8	8	—	—	—	—	—	16
Total consumer	3,183	2,196	1,230	613	272	323	5,218	232	13,267
Gross charge-offs: Consumer	518	3	—	18	2	56	—	—	597
Total loans	$1,837,234	$1,490,686	$1,074,333	$703,197	$1,409,075	$2,217,629	$1,152,525	$8,769	$9,893,448
Gross charge-offs: Total loans	$11,320	$5,643	$20,279	$12,974	$1,301	$9,954	$—	$—	$61,471

	December 31, 2025
							Revolving	Revolving
							loans	loans
	Origination year						amortized	converted
	2025	2024	2023	2022	2021	Prior	cost basis	to term	Total
Commercial:
Commercial and industrial:
Pass	$448,020	$367,280	$116,168	$228,648	$149,829	$105,169	$427,465	$36,042	$1,878,621
Special mention	12,367	794	33,712	7,835	1,311	3,338	15,938	2,376	77,671
Substandard	1	8,765	17,661	3,084	19,043	3,108	21,665	682	74,009
Doubtful	4,000	291	2,079	387	—	646	—	—	7,403
Total commercial and industrial	464,388	377,130	169,620	239,954	170,183	112,261	465,068	39,100	2,037,704
Gross charge-offs: Commercial and industrial	933	3,042	14,062	366	2,504	1,094	—	—	22,001
Municipal and non-profit:
Pass	268,314	114,545	128,619	133,664	208,117	385,561	34,941	—	1,273,761
Total municipal and non-profit	268,314	114,545	128,619	133,664	208,117	385,561	34,941	—	1,273,761
Owner occupied commercial real estate:
Pass	140,118	213,072	113,393	192,107	124,070	242,553	15,572	1,117	1,042,002
Special mention	—	2,955	1,664	7,387	6,906	22,164	850	—	41,926
Substandard	—	12,227	9,509	8,135	8,874	5,290	—	—	44,035
Doubtful	—	—	—	239	—	416	—	—	655
Total owner occupied commercial real estate	140,118	228,254	124,566	207,868	139,850	270,423	16,422	1,117	1,128,618
Gross charge-offs: Owner occupied commercial real estate	—	—	2,266	1,480	—	303	—	—	4,049
Food and agribusiness:
Pass	630	13,377	8,500	61,432	6,063	18,866	101,022	4,072	213,962
Special mention	—	—	—	3,659	—	4,407	—	—	8,066
Substandard	—	—	—	83	867	5,092	—	—	6,042
Total food and agribusiness	630	13,377	8,500	65,174	6,930	28,365	101,022	4,072	228,070
Gross charge-offs: Food and agribusiness	—	—	24	—	—	—	—	—	24
Total commercial	873,450	733,306	431,305	646,660	525,080	796,610	617,453	44,289	4,668,153
Gross charge-offs: Commercial	933	3,042	16,352	1,846	2,504	1,397	—	—	26,074
Commercial real estate non-owner occupied:
Construction:
Pass	18,338	85,198	8,900	42,629	—	880	33,047	—	188,992
Total construction	18,338	85,198	8,900	42,629	—	880	33,047	—	188,992
Acquisition/development:
Pass	4,483	16,627	435	20,076	1,923	8,072	540	—	52,156
Substandard	—	—	—	—	—	331	—	—	331
Total acquisition/development	4,483	16,627	435	20,076	1,923	8,403	540	—	52,487
Multifamily:
Pass	11,500	1,320	37,107	146,730	23,501	65,554	—	—	285,712
Special mention	—	—	—	4,482	—	—	—	—	4,482
Substandard	—	—	—	8,303	—	—	—	—	8,303
Total multifamily	11,500	1,320	37,107	159,515	23,501	65,554	—	—	298,497
Non-owner occupied:
Pass	61,931	48,296	140,934	238,047	154,937	340,290	22,351	—	1,006,786
Special mention	4,700	—	—	—	—	179	—	—	4,879
Substandard	—	—	—	3,000	—	27,787	—	—	30,787
Total non-owner occupied	66,631	48,296	140,934	241,047	154,937	368,256	22,351	—	1,042,452
Gross charge-offs: Non-owner occupied	—	—	—	—	1,467	—	—	—	1,467
Total commercial real estate non-owner occupied	100,952	151,441	187,376	463,267	180,361	443,093	55,938	—	1,582,428
Gross charge-offs: Commercial real estate non-owner occupied	—	—	—	—	1,467	—	—	—	1,467
Residential real estate:
Senior lien:
Pass	118,410	55,172	46,936	364,528	250,897	225,011	21,622	4	1,082,580
Special mention	—	—	—	—	—	11	—	—	11
Substandard	—	5	737	1,996	442	1,896	—	—	5,076
Doubtful	—	—	—	40	—	—	—	—	40
Total senior lien	118,410	55,177	47,673	366,564	251,339	226,918	21,622	4	1,087,707
Gross charge-offs: Senior lien	—	26	—	145	1	1	—	—	173
Junior lien:
Pass	2,778	5,871	3,110	3,837	876	5,264	59,651	68	81,455
Special mention	—	—	—	—	—	27	—	—	27
Substandard	—	—	—	87	—	259	164	—	510
Total junior lien	2,778	5,871	3,110	3,924	876	5,550	59,815	68	81,992
Total residential real estate	121,188	61,048	50,783	370,488	252,215	232,468	81,437	72	1,169,699
Gross charge-offs: Residential real estate	—	26	—	145	1	1	—	—	173
Consumer:
Pass	4,157	1,812	1,007	553	347	312	4,794	37	13,019
Substandard	10	9	—	—	—	38	—	—	57
Total consumer	4,167	1,821	1,007	553	347	350	4,794	37	13,076
Gross charge-offs: Consumer	715	11	1	—	—	20	—	—	747
Total loans	$1,099,757	$947,616	$670,471	$1,480,968	$958,003	$1,472,521	$759,622	$44,398	$7,433,356
Gross charge-offs: Total loans	$1,648	$3,079	$16,353	$1,991	$3,972	$1,418	$—	$—	$28,461

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

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. Management individually evaluates collateral-dependent loans with an amortized cost basis of $250 thousand or more and includes collateral-dependent loans less than $250 thousand within the general allowance population. The amortized cost basis of collateral-dependent loans over $250 thousand was as follows at September 30, 2026 and December 31, 2025:

	September 30, 2026
			Total amortized
	Real property	Business assets	cost basis
Commercial:
Commercial and industrial	$22,891	$7,400	$30,291
Owner occupied commercial real estate	4,911	1,078	5,989
Food and agribusiness	3,680	512	4,192
Total commercial	31,482	8,990	40,472
Commercial real estate non-owner occupied:
Construction	2,061	—	2,061
Acquisition/development	5,857	—	5,857
Non-owner occupied	3,582	994	4,576
Total commercial real estate non-owner occupied	11,500	994	12,494
Residential real estate:
Senior lien	2,742	—	2,742
Total residential real estate	2,742	—	2,742
Total loans	$45,724	$9,984	$55,708

	December 31, 2025
			Total amortized
	Real property	Business assets	cost basis
Commercial:
Commercial and industrial	$3,095	$18,453	$21,548
Owner occupied commercial real estate	4,563	1,052	5,615
Total commercial	7,658	19,505	27,163
Residential real estate:
Senior lien	1,030	—	1,030
Total residential real estate	1,030	—	1,030
Total loans	$8,688	$19,505	$28,193

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

The following schedules present, by loan class, the amortized cost basis for loans to borrowers experiencing financial difficulty that remain outstanding and were modified within the three and nine months ended September 30, 2026:

	As of and for the three months ended
	September 30, 2026
	Payment delay
	Amortized	% of loan
	cost basis	class
Commercial:
Commercial and industrial	$7,093	0.3%
Total loans	$7,093	0.1%

	As of and for the nine months ended September 30, 2026
					Combination - interest rate
	Term extension		Payment delay		reduction and term extension
	Amortized	% of loan	Amortized	% of loan	Amortized	% of loan
	cost basis	class	cost basis	class	cost basis	class
Commercial:
Commercial and industrial	$151	0.0%	$11,093	0.4%	$—	0.0%
Owner occupied commercial real estate	—	0.0%	—	0.0%	5,557	0.4%
Total commercial	151	0.0%	11,093	0.2%	5,557	0.1%
Total loans	$151	0.0%	$11,093	0.1%	$5,557	0.1%

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

The following schedules present, by loan class, the payment status of loans that have been modified in the last twelve months as of the dates presented on an amortized cost basis:

	September 30, 2026
	Current	30-89 days past due	90+ days past due	Non-accrual
Commercial:
Commercial and industrial	$5,336	$—	$—	$7,109
Owner occupied commercial real estate	5,557	—	—	—
Total commercial	10,893	—	—	7,109
Commercial real estate non-owner occupied:
Non-owner occupied	31,251	—	—	—
Total commercial real estate non-owner occupied	31,251	—	—	—
Total loans	$42,144	$—	$—	$7,109

	September 30, 2025
	Current	30-89 days past due	90+ days past due	Non-accrual
Commercial:
Commercial and industrial	$8,736	$—	$—	$801
Owner occupied commercial real estate	2,195	—	—	1,704
Total commercial	10,931	—	—	2,505
Residential real estate:
Junior lien	—	—	—	—
Total residential real estate	—	—	—	—
Total loans	$10,931	$—	$—	$2,505

Accrual of interest is resumed on loans that were previously on non-accrual only after the loan has performed sufficiently for a period of time.

During the three months ended September 30, 2026, the Company had one modified loan with an amortized cost basis of $4.0 million that was modified within the past 12 months, utilizing a payment delay, that defaulted on the modified terms. During the nine months ended September 30, 2026, the Company had five modified loans with an amortized cost totaling $0.7 million that were modified within the past 12 months, utilizing payment delays, that defaulted on their modified terms.

During the three and nine months ended September 30, 2025, the Company had two modified loans with amortized costs totaling $2.5 million that were modified within the past 12 months, utilizing a payment delay and a term extension, that defaulted on their modified terms. For purposes of this disclosure, the Company considers “default” to mean 90 days or more past due on principal or interest. The allowance for credit losses related to modified loans on non-accrual status is determined by individual evaluation, including collateral adequacy, using the same process as loans on non-accrual status which are not classified as modified loans.

The following schedules present the financial effect of the modifications made to borrowers experiencing financial difficulty as of and for the periods indicated:

	As of and for the three months ended	As of and for the nine months ended
	September 30, 2026	September 30, 2026
	Financial Effect	Financial Effect
	Payment Delay	Term Extension	Payment Delay	Combination - Interest rate reduction and Term extension
Commercial:
Commercial and industrial	Delayed payments for a weighted average of 0.9 years	Added weighted average 1.7 years to the life of loans, which reduced monthly payment amounts	Delayed payments for a weighted average of 0.7 years
Owner occupied commercial real estate				Reduced weighted average contractual interest rate from 9.25% to 7% AND added weighted average of 0.4 years to the life of loans, which reduced monthly payment amounts

	As of and for the three months ended	As of and for the nine months ended
	September 30, 2025	September 30, 2025
	Financial Effect	Financial Effect
	Payment delay	Term extension	Payment delay
Commercial:
Commercial and industrial	Extended a weighted average of 0.3 years to the life of loans	Extended a weighted average of 1.0 years to the life of loans	Delayed payments for a weighted average of 0.5 years
Owner occupied commercial real estate		Extended a weighted average of 0.7 years to the life of loans	Delayed payments for a weighted average of 0.3 years

Note 7 Allowance for Credit Losses

The tables below detail the Company’s allowance for credit losses as of the dates shown:

	Three months ended September 30, 2026
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$54,461	$35,301	$20,219	$290		$110,271
Allowance for credit loss at acquisition	5,164	—	—	—		5,164
Charge-offs	(47,027)	—	(9)	(172)		(47,208)
Recoveries	848	1	2	37		888
Provision expense (release) for credit losses on loans	38,856	(389)	2,151	133	`	40,751
Ending balance	$52,302	$34,913	$22,363	$288		$109,866

	Nine months ended September 30, 2026
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$47,482	$23,076	$16,597	$260	$87,415
Allowance for credit loss at acquisition	18,256	14,618	4,208	17	37,099
Charge-offs	(60,788)	(1)	(85)	(597)	(61,471)
Recoveries	862	1	45	117	1,025
Provision expense (release) for credit losses on loans	46,490	(2,781)	1,598	491	45,798
Ending balance	$52,302	$34,913	$22,363	$288	$109,866

	Three months ended September 30, 2025
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$47,934	$22,219	$18,429	$311	$88,893
Charge-offs	(1,410)	—	(27)	(180)	(1,617)
Recoveries	2,238	225	3	38	2,504
Provision (release) expense for credit losses on loans	(707)	(1,333)	371	169	(1,500)
Ending balance	$48,055	$21,111	$18,776	$338	$88,280

	Nine months ended September 30, 2025
		Non-owner
		occupied
		commercial	Residential
	Commercial	real estate	real estate	Consumer	Total
Beginning balance	$48,552	$26,136	$19,426	$341	$94,455
Charge-offs	(15,957)	(1,467)	(28)	(574)	(18,026)
Recoveries	2,401	242	62	107	2,812
Provision expense (release) for credit losses on loans	13,059	(3,800)	(684)	464	9,039
Ending balance	$48,055	$21,111	$18,776	$338	$88,280

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

At September 30, 2026 and December 31, 2025, the allowance for credit losses totaled $109.9 million and $87.4 million, respectively. As a result of the Vista acquisition, we recorded $37.1 million of allowance for credit losses for the loans acquired. During the three months ended September 30, 2026, the Company recorded provision expense for credit losses totaling $40.6 million, including $40.7 million of provision expense for funded loans and a provision release of $0.1 million for unfunded loan commitments. During the nine months ended September 30, 2026, the Company recorded provision expense for credit losses totaling $46.1 million, including $45.8 million of provision expense for funded loans and $0.3 million of provision expense for unfunded loan commitments. Provision expense recorded during the three and nine months ended September 30, 2026 was primarily driven by write-downs on specifically identified commercial loans, primarily within the franchise and healthcare industries, related to credit events impacting the third quarter of 2026.

During the three months ended September 30, 2025, the Company recorded provision release for funded loans totaling $1.5 million, primarily driven by the recovery of one previously charged off credit. During the nine months ended September 30, 2025, the Company recorded provision expense for credit losses of $8.7 million, including provision expense for funded loans totaling $9.0 million and a provision release of $0.3 million for unfunded loan commitments.

During the three and nine months ended September 30, 2026, net charge-offs on loans totaled $46.3 million and $60.4 million, respectively. During the three and nine months ended September 30, 2025, net recoveries on loans totaled $0.9 million and net charge-offs on loans totaled $15.2 million, respectively.

The Company has elected to exclude AIR from the allowance for credit losses calculation. As of September 30, 2026 and December 31, 2025, AIR from loans totaled $52.0 million and $38.3 million, respectively.

Note 8 Goodwill and Intangible Assets

Goodwill and other intangible assets

In connection with our acquisitions, the Company’s goodwill was $459.5 million as of September 30, 2026. The Vista acquisition on January 7, 2026 added $153.4 million of goodwill. Goodwill is measured as the excess of the fair value of consideration paid over the fair value of net assets acquired. No goodwill impairment was recorded during the three or nine months ended September 30, 2026 or the year ended December 31, 2025.

The gross carrying amounts of other intangible assets and the associated accumulated amortization at September 30, 2026 and December 31, 2025, are presented as follows:

	September 30, 2026			December 31, 2025
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
Core deposit intangible	$112,113	$(66,206)	$45,907	$91,566	$(60,739)	$30,827
Customer relationship intangible	17,000	(7,503)	9,497	17,000	(6,059)	10,941
Acquired technology intangible	2,300	(1,495)	805	2,300	(1,150)	1,150
Trade name intangible	1,000	(75)	925	—	—	—
Total	$132,413	$(75,279)	$57,134	$110,866	$(67,948)	$42,918

The Vista acquisition on January 7, 2026 added a core deposit intangible totaling $20.5 million and a trade name intangible totaling $1.0 million.

The Company is amortizing intangibles from acquisitions over a weighted average period of 9.8 years from the date of the respective acquisitions. The core deposit, customer relationship and trade name intangibles are being amortized over a weighted average period of 10 years, and the acquired technology intangible is being amortized over a period of 5 years. The Company recognized other intangible assets amortization expense of $2.4 million and $7.3 million during the three and nine months ended September 30, 2026, respectively. During the three and nine months ended September 30, 2025, the Company recognized other intangible assets amortization expense of $1.9 million and $5.9 million, respectively.

The following table shows the estimated future amortization expense during the next five years for other intangible assets as of the periods presented:

Amount
For the three months ending December 31, 2026	$2,519
Years ending December 31,
2027	9,726
2028	8,212
2029	7,975
2030	7,853

Servicing Rights

Mortgage servicing rights

MSRs represent rights to service loans originated by the Company and sold to GSEs including FHLMC, FNMA, GNMA and FHLB and are included in other assets in the consolidated statements of financial condition. Mortgage loans serviced for others were $0.3 billion at September 30, 2026 and 2025. Below are the changes in the MSRs for the periods presented:

	For the nine months ended September 30,
	2026	2025
Beginning balance	$2,841	$4,835
Originations	204	146
Sales	—	(1,811)
Amortization	(301)	(314)
Ending balance	2,744	2,856
Fair value of mortgage servicing rights	$4,720	$4,286

There were no sales of servicing rights for the nine months ended September 30, 2026. For the nine months ended September 30, 2025, the Company sold rights to service loans totaling $203.7 million in unpaid principal balances from our mortgage servicing rights portfolio. As a result of the sale, the book value of our mortgage servicing rights intangible decreased $1.8 million and generated a pre-tax gain of $0.6 million included in mortgage banking income in the consolidated statements of operations.

The fair value of MSRs was determined based upon a discounted cash flow analysis. The cash flow analysis included assumptions for discount rates and prepayment speeds. The discount rates ranged from 9.5% to 10.0% and the constant prepayment speed ranged from 5.7% to 6.8% for the September 30, 2026 valuation. The discount rate ranged from 9.5% to 10.0%, and the constant prepayment speed ranged from 6.6% to 12.4% for the September 30, 2025 valuation. Included in mortgage banking income in the consolidated statements of operations was servicing income of $0.1 million and $0.3 million for the three and nine months ended September 30, 2026, respectively, and $0.2 million and $0.8 million for the three and nine months ended September 30, 2025, respectively.

MSRs are evaluated and impairment is recognized to the extent fair value is less than the carrying amount. The Company evaluates impairment by stratifying MSRs based on the predominant risk characteristics of the underlying loans, including loan type and loan term. There was no impairment of MSRs during the three or nine months ended September 30, 2026 or 2025. The Company is amortizing the MSRs in proportion to and over the period of the estimated net servicing income of the underlying loans.

The following table shows the estimated future amortization expense during the next five years for the MSRs as of the periods presented:

Amount
For the three months ending December 31, 2026	$77
Years ending December 31,
2027	299
2028	265
2029	236
2030	209

SBA servicing asset

The SBA servicing asset represents the value associated with servicing small business real estate loans that have been sold to outside investors with servicing retained. The SBA servicing asset is evaluated and impairment is recognized to the extent fair value is less than the carrying amount. The Company evaluates impairment by stratifying the SBA servicing asset based on the predominant risk characteristics of the underlying loans, including loan type and loan term. The Company is amortizing the SBA servicing asset in proportion to and over the period of the estimated net servicing income of the underlying loans. The Company serviced $109.9 million and $125.5 million of SBA loans that have been sold into the secondary market, as of September 30, 2026 and December 31, 2025, respectively. For the three and nine months ended September 30, 2026, the Company recognized SBA servicing asset fee income totaling $0.1 million and $0.4 million, respectively. During the three and nine months ended September 30, 2025, the Company recognized SBA servicing asset fee income totaling $0.2 million and $0.5 million, respectively.

Below are the changes in the SBA servicing asset for the periods presented:

	For the nine months ended September 30,
	2026	2025
Beginning balance	$2,578	$2,862
Originations	184	474
Disposals	(469)	(433)
Impairment	(2)	(41)
Amortization	(288)	(251)
Ending balance	2,003	2,611
Fair value of SBA servicing asset	$2,003	$2,611

The Company uses assumptions and estimates in determining the fair value of SBA loan servicing rights. These assumptions include prepayment speeds, discount rates, and other assumptions. The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge. For the nine months ended September 30, 2026 and 2025, the key assumptions used to determine the fair value of the Company’s SBA servicing asset included weighted average lifetime constant prepayment rates equal to 16.4% and 16.1%, respectively, and weighted average discount rates equal to 11.0% and 10.8%, respectively.

The following table shows the estimated future amortization expense during the next five years for the SBA servicing asset as of the periods presented:

Amount
For the three months ending December 31, 2026	$60
Years ending December 31,
2027	233
2028	205
2029	181
2030	159

Note 9 Borrowings

Borrowings consist of securities sold under agreements to repurchase, long-term debt and FHLB advances.

Securities sold under agreements to repurchase

The Company enters into repurchase agreements to facilitate the needs of its clients. As of September 30, 2026 and December 31, 2025, the Company sold securities under agreements to repurchase totaling $22.5 million and $17.4 million, respectively. The Company pledged mortgage-backed securities with a fair value of approximately $27.4 million and $28.5 million as of September 30, 2026 and December 31, 2025, respectively, for these agreements. The Company monitors collateral levels on a continuous basis and may be required to provide additional collateral based on the fair value of the underlying securities. As of September 30, 2026 and December 31, 2025, the Company had $4.9 million and $11.1 million, respectively, of excess collateral pledged for repurchase agreements.

Federal Home Loan Bank advances

As a member of the FHLB, the Banks have access to a line of credit and term financing from the FHLB with total available credit of $2.2 billion at September 30, 2026. The Company may utilize the FHLB line of credit as a funding mechanism for originated loans and loans held for sale. At September 30, 2026 and December 31, 2025, the Banks had $125.0 million and zero, respectively, of outstanding borrowings from the FHLB. The Banks may pledge investment securities and loans as collateral for FHLB advances. There were no investment securities pledged for FHLB advances at September 30, 2026 or December 31, 2025. Loans pledged were $3.6 billion and $2.4 billion at September 30, 2026 and December 31, 2025, respectively. The Company incurred $0.9 million and $2.0 million of interest expense related to FHLB advances for the three and nine months ended September 30, 2026, respectively. During the three and nine months ended September 30, 2025, the Company incurred $0.4 million and $2.7 million, respectively, of interest expense related to FHLB advances.

In connection with the acquisition, the Company paid off Vista’s FHLB term loan during the first quarter of 2026, which incurred a prepayment penalty totaling $0.1 million, included in interest on borrowings in the consolidated statements of operations for the nine months ended September 30, 2026.

Long-term debt

During the first quarter of 2026, the Company closed a public offering of fixed-to-floating rate subordinated notes totaling $150.0 million. The balance on the notes at September 30, 2026, net of long-term debt issuance costs of $2.6 million, totaled $147.4 million. During the three months and nine months ended September 30, 2026, interest expense totaling $2.3 million and $5.6 million, respectively, was recorded, in the consolidated statements of operations. From the issue date to February 15, 2031, or the date of earlier redemption, the Company will pay interest on the notes semi-annually in arrears on February 15 and August 15 of each year, commencing on August 15, 2026, at a fixed annual interest rate equal to 5.875%. From February 15, 2031 to the maturity date, or the date of earlier redemption, the floating interest rate per annum will be equal to the three-month term SOFR plus a spread of 241 basis points, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, commencing on May 15, 2031. The notes will mature on February 15, 2036. The Company may, at its option, redeem the notes in whole or in part beginning with the interest payment date of February 15, 2031 and on any interest payment date thereafter. The Company deployed the net proceeds from the sale of the notes for general corporate purposes

The Company also holds a fixed-to-floating rate note totaling $40.0 million. The balance on the note as of September 30, 2026 and December 31, 2025, net of long-term debt issuance costs, totaled $40.0 million. During the three and nine months ended September 30, 2026 and 2025 interest expense totaling $0.3 million and $0.9 million, respectively, was recorded in the consolidated statements of operations. The note is subordinated, unsecured and matures on November 15, 2031. Payments are interest only. Interest expense on the note is payable semi-annually in arrears and will bear interest at 3.00% per annum until November 15, 2026 (or any earlier redemption date). From November 15, 2026 until November 15, 2031 (or any earlier redemption date) payments will be made quarterly in arrears, and the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month term SOFR plus 203 basis points. The Company deployed the net proceeds from the sale of the note for general corporate purposes. Prior to November 5, 2026, the Company may redeem the note only under certain limited circumstances. Beginning on November 5, 2026 through maturity, the note may be redeemed, at the Company’s option, on any scheduled interest payment date. Any redemption by the Company would be at a redemption price equal to 100% of the principal amount of the note being redeemed, together with any accrued and unpaid interest on the note being redeemed up to but excluding the date of redemption. The note is not subject to redemption at the option of the holder.

As part of the acquisition of BOJH on October 1, 2022, the Company assumed three subordinated fixed-to-floating rate notes totaling $15.0 million. The balance on the notes at September 30, 2026 and December 31, 2025 net of the fair value adjustment from the acquisition, totaled $15.0 million. Interest expense related to the notes totaling $0.1 million and $0.4 million was recorded in the consolidated statements of operations during the three and nine months ended September 30, 2026 and 2025, respectively. The three notes, containing similar terms, are subordinated, unsecured and mature on June 15, 2031. Payments are interest only. Interest expense on the notes is payable semi-annually in arrears and bore interest at 3.75% per annum until June 15, 2026 (or any earlier redemption date). From June 15, 2026 until June 15, 2031 (or any earlier redemption date) payments will be made quarterly in arrears, and the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month term SOFR plus 306 basis points. Beginning on June 15, 2026 through maturity, the notes may be redeemed, at the Company’s option, on any scheduled interest payment date. Any redemption by the Company would be at a redemption price equal to 100% of the principal amount of the notes being redeemed, together with any accrued and unpaid interest on the notes being redeemed up to but excluding the date of redemption. The notes are not subject to redemption at the option of the holder.

Note 10 Regulatory Capital

As a bank holding company that has elected to be treated as a financial holding company, the Company, NBH Bank and 2UniFi Bank are subject to regulatory capital adequacy requirements implemented by the Federal Reserve, in addition to those implemented by the FDIC for NBH Bank and 2UniFi Bank, including maintaining capital positions at the “well-capitalized” level. The federal banking agencies have risk based capital adequacy regulations intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization’s operations. Under these regulations, assets are assigned to one of several risk categories, and nominal dollar amounts of assets and credit equivalent amounts of off-balance-sheet items are multiplied by a risk adjustment percentage for the category. Regulatory authorities can initiate certain mandatory actions if the Company, NBH Bank or 2UniFi Bank fail to meet the minimum capital requirements, which could have a material effect on our financial statements and business generally.

Under the Basel III requirements, at September 30, 2026 and December 31, 2025, the Company and the Banks met all capital requirements, including the capital conservation buffer of 2.5%. The Company and the Banks had regulatory capital ratios in excess of the levels established for well-capitalized institutions, as detailed in the tables below:

	September 30, 2026
			Required to be		Required to be
			well capitalized under		considered
			prompt corrective		adequately
	Actual		action provisions		capitalized(1)
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio:
Consolidated	10.0%	$1,200,377	N/A	N/A	4.0%	$480,171
NBH Bank	10.0%	1,198,916	5.0%	$598,225	4.0%	478,580
2UniFi Bank	38.5%	15,023	5.0%	1,954	4.0%	1,563
Common equity tier 1 risk based capital:
Consolidated	11.7%	$1,200,377	N/A	N/A	7.0%	$718,644
NBH Bank	11.7%	1,198,916	6.5%	$664,407	7.0%	715,516
2UniFi Bank	142.7%	15,023	6.5%	685	7.0%	737
Tier 1 risk based capital ratio:
Consolidated	11.7%	$1,200,377	N/A	N/A	8.5%	$872,640
NBH Bank	11.7%	1,198,916	8.0%	$817,732	8.5%	868,840
2UniFi Bank	142.7%	15,023	8.0%	842	8.5%	895
Total risk based capital ratio:
Consolidated	14.7%	$1,513,674	N/A	N/A	10.5%	$1,077,967
NBH Bank	12.8%	1,310,374	10.0%	$1,022,165	10.5%	1,073,274
2UniFi Bank	143.1%	15,073	10.0%	1,053	10.5%	1,106

(1)	Includes the capital conservation buffer of 2.5%.

	December 31, 2025
			Required to be		Required to be
			well capitalized under		considered
			prompt corrective		adequately
	Actual		action provisions		capitalized(1)
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1 leverage ratio:
Consolidated	11.6%	$1,101,481	N/A	N/A	4.0%	$381,030
NBH Bank	10.2%	963,497	5.0%	$474,353	4.0%	379,483
Bank of Jackson Hole Trust	34.2%	13,219	5.0%	1,934	4.0%	1,548
Common equity tier 1 risk based capital:
Consolidated	14.9%	$1,101,481	N/A	N/A	7.0%	$517,822
NBH Bank	13.1%	963,497	6.5%	$477,845	7.0%	514,602
Bank of Jackson Hole Trust	79.3%	13,219	6.5%	1,083	7.0%	1,167
Tier 1 risk based capital ratio:
Consolidated	14.9%	$1,101,481	N/A	N/A	8.5%	$628,784
NBH Bank	13.1%	963,497	8.0%	$588,117	8.5%	624,874
Bank of Jackson Hole Trust	79.3%	13,219	8.0%	1,333	8.5%	1,417
Total risk based capital ratio:
Consolidated	16.8%	$1,244,572	N/A	N/A	10.5%	$776,733
NBH Bank	14.3%	1,051,838	10.0%	$735,146	10.5%	771,904
Bank of Jackson Hole Trust	79.5%	13,250	10.0%	1,667	10.5%	1,750

(1)	Includes the capital conservation buffer of 2.5%.

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

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606 and non-interest expense in-scope of Topic 606 for the three and nine months ended September 30, 2026 and 2025:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Non-interest income
In-scope of Topic 606:
Service charges and other account-related fees	$5,523	$5,323	$16,132	$15,504
Bank card fees	4,929	4,505	13,879	13,431
Other non-interest income	1,775	1,448	5,512	4,280
Non-interest income (in-scope of Topic 606)	12,227	11,276	35,523	33,215
Non-interest income (out-of-scope of Topic 606)	1,311	9,415	15,760	19,918
Total non-interest income	$13,538	$20,691	$51,283	$53,133
Non-interest expense
In-scope of Topic 606:
Other non-interest expense(1)	$110	$—	$122	$(38)
Total revenue in-scope of Topic 606	$12,337	$11,276	$35,645	$33,177

(1)	Other non-interest expense includes net gains (losses) from sales of OREO.

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

The weighted-average grant date fair value per unit for the awards granted during the nine months ended September 30, 2026 of the EPS target portion and ROTA target portion was $39.66. During the nine months ended September 30, 2026, the Company canceled 39,673 PSUs due to final performance results related to PSUs granted in 2023.

The following table summarizes restricted stock and PSU activity during the nine months ended September 30, 2026:

		Weighted		Weighted
	Restricted	average grant-	Performance	average grant-
	stock shares	date fair value	stock units	date fair value
Unvested at December 31, 2025	303,156	$35.57	212,513	$34.09
Granted	709,269	39.40	293,350	39.45
Adjustment due to performance	—	—	(39,673)	28.68
Vested	(182,952)	34.45	(25,876)	33.46
Forfeited	(15,483)	39.08	(6,256)	38.68
Unvested at September 30, 2026	813,990	$39.10	434,058	$38.15

As of September 30, 2026, the total unrecognized compensation cost related to the non-vested restricted stock awards and PSUs totaled $17.7 million and $6.7 million, respectively, and is expected to be recognized over a weighted average period of approximately 2.3 years and 1.5 years, respectively. Expense related to non-vested restricted stock awards totaled $3.3 million and $11.7 million during the three and nine months ended September 30, 2026, respectively, and $1.6 million and $4.2 million during the three and nine months ended September 30, 2025, respectively. Expense related to non-vested PSUs totaled $4.2 million and $9.1 million during the three and nine months ended September 30, 2026, respectively, and $0.5 million and $1.6 million during the three and nine months ended September 30, 2025, respectively. Expense related to non-vested restricted stock awards and PSUs is a component of salaries and benefits expense in the Company’s consolidated statements of operations.

Stock options

Prior to 2024, the Company issued stock options, which are primarily time-vesting with 1/3 vesting on each of the first, second and third anniversary of the date of grant or date of hire. As of September 30, 2026 and 2025, the Company had 437,409 and 546,546 stock options outstanding, respectively, at a weighted average exercise price of $33.17 and $32.96, respectively. No stock options were granted during the nine months ended September 30, 2026. Stock option expense is a component of salaries and benefits in the consolidated statements of operations and totaled $17.0 thousand for the nine months ended September 30, 2026, respectively. There was no stock option expense for the three months ended September 30, 2026. During the three and nine months ended September 30, 2025, stock option expense totaled $15.3 thousand and $68.7 thousand, respectively. At September 30, 2026, there was no unrecognized compensation cost related to non-vested stock options granted under the plans.

Associate stock purchase plan

The ASPP is intended to be a qualified plan within the meaning of Section 423 of the Internal Revenue Code of 1986 and allows eligible employees to purchase shares of common stock through payroll deductions up to a limit of $25,000 per calendar year and 2,000 shares per offering period. The price an employee pays for shares is 90.0% of the fair market value of Company common stock on the last day of the offering period. The offering periods are the six-month periods commencing on March 1 and September 1 of each year and ending on August 31 and February 28 (or February 29 in the case of a leap year) of each year. There are no vesting or other restrictions on the stock purchased by employees under the ASPP. Under the ASPP, the total number of shares of common stock reserved for issuance totaled 400,000 shares, of which 176,976 was available for issuance as of September 30, 2026.

Under the ASPP, employees purchased 19,783 shares and 17,771 shares during the nine months ended September 30, 2026 and 2025, respectively.

Note 13 Common Stock

The Company had 44,285,618 and 37,772,516 shares of common stock outstanding at September 30, 2026 and December 31, 2025, respectively, inclusive of 7,305,975 shares of common stock added to the Company’s total outstanding shares upon the closing of the Vista acquisition. Additionally, the Company had 813,990 and 303,156 shares outstanding at September 30, 2026 and December 31, 2025, respectively, of restricted common stock issued but not yet vested and are not included in shares outstanding until such time that they are vested. Of the 813,990 shares of restricted common stock issued but not yet vested at September 30, 2026, 720,043 shares were under the Omnibus Plan, 71,549 shares were under the Vista Equity Plan, and 22,398 shares were under the Inducement Plan. All shares of restricted common stock issued but not vested at December 31, 2025 were under the Omnibus Plan. All restricted shares under each plan have voting rights, however, restricted shares under the Omnibus Plan and Inducement Plan also have certain dividend rights.

On January 27, 2026, the Company’s Board of Directors authorized a program to repurchase up to $100.0 million of the Company’s common stock from time to time in open market transactions, in privately negotiated transactions, through Rule 10b5-1 plans, or by other means in accordance with applicable regulations of the SEC. The timing and amount of any share repurchases will be determined by the Company’s management based on market conditions and other factors. The new program replaces in its entirety the stock repurchase program that was authorized by the Board of Directors and announced on May 9, 2023. No time limit has been set for completion of the program.

On September 30, 2026, the Board of Directors of the Company approved an additional authorization to repurchase up to $40.1 million of the Company's common stock from time to time in open market transactions, in privately negotiated transactions, through Rule 10b5-1 plans, or by other means in accordance with the applicable regulations of the SEC. The authorization is in addition to the balance remaining at September 30, 2026 under the Company’s existing share repurchase authorization of $59.9 million. No time limit has been set for completion of the program.

During the three months ended September 30, 2026, the Company repurchased 285,164 shares of common stock for $11.9 million. During the nine months ended September 30, 2026, the Company repurchased 955,504 shares of common stock for $39.1 million. The aggregate remaining authorization under the programs as of September 30, 2026 was $100.0 million.

Note 14 Earnings Per Share

The Company calculates earnings per share under the two-class method, as certain non-vested share awards contain non-forfeitable rights to dividends. As such, these awards are considered securities that participate in the earnings of the Company. Non-vested shares are discussed further in note 12.

The Company had 44,285,618 and 37,815,589 shares of common stock outstanding as of September 30, 2026 and 2025, respectively, excluding issued but unvested restricted shares. Certain stock options and non-vested restricted shares are potentially dilutive securities, but are not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive for the three and nine months ended September 30, 2026 and 2025.

The following table illustrates the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2026 and 2025:

	For the three months ended		For the nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net (loss) income	$(8,761)	$35,285	$38,522	$93,538
Less: income allocated to participating securities	(238)	(307)	(751)	(796)
Income allocated to common shareholders	$(8,999)	$34,978	$37,771	$92,742
Weighted average shares outstanding for basic earnings per common share	44,451,388	37,911,643	44,518,829	38,018,090
Dilutive effect of equity awards	306,961	122,830	253,247	124,210
Weighted average shares outstanding for diluted earnings per common share	44,758,349	38,034,473	44,772,076	38,142,300
(Loss) earnings per share - basic	$(0.20)	$0.92	$0.85	$2.44
(Loss) earnings per share - diluted	(0.20)	0.92	0.84	2.43

The Company had 437,409 and 546,546 outstanding stock options to purchase common stock at weighted average exercise prices of $33.17 and $32.96 per share at September 30, 2026 and 2025, respectively, which have time-vesting criteria, and as such, any dilution is derived only for the timeframe in which the vesting criteria had been met and where the inclusion of those stock options is dilutive. The Company had 421,451 and 216,245 unvested PSUs issued as of September 30, 2026 and 2025, respectively, which have performance, market and/or time-vesting criteria, and as such, any dilution is derived only for the timeframe in which the vesting criteria had been met and where the inclusion of those units is dilutive. The Company had 71,549 and zero unvested restricted shares issued as of September 30, 2026 and 2025, respectively, for which dividends accrue and are payable upon vesting, and as such, any dilution is derived only for the timeframe in which the vesting criteria had been met and where the inclusion of those units is dilutive.

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

Fair values of derivative instruments on the balance sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the consolidated statements of financial condition as of September 30, 2026 and December 31, 2025. Information about the valuation methods used to measure fair value is provided in note 17.

		Asset derivatives fair value			Liability derivatives fair value
	Balance Sheet	September 30,	December 31,	Balance Sheet	September 30,	December 31,
	location	2026	2025	location	2026	2025
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$38,835	$21,929	Other liabilities	$2,891	$1,866
Total derivatives designated as hedging instruments		$38,835	$21,929		$2,891	$1,866

Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$11,982	$7,221	Other liabilities	$11,986	$7,227
Interest rate lock commitments	Other assets	121	283	Other liabilities	36	1
Forward contracts	Other assets	227	—	Other liabilities	6	87
Total derivatives not designated as hedging instruments		$12,330	$7,504		$12,028	$7,315

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

For derivatives that qualify and are designated as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest income in the same periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis. The earnings recognition of excluded components is included in interest income. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income as interest payments are received on the Company’s variable-rate assets. During the third quarter of 2026, the Company entered into interest rate collars with an aggregate notional amount of $200.0 million, which were designated as cash flow hedges of certain variable-rate loans. As of September 30, 2026, the Company had cash flow hedges with a notional amount of $250.0 million. The Company expects to reclassify $0.6 million from AOCI as a reduction to interest income during the next 12 months.

Fair value hedges

Interest rate swaps designated as fair value hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of September 30, 2026 and December 31, 2025, the Company had interest rate swaps with a notional amount of $397.2 million and $365.2 million, respectively, which were designated as fair value hedges of interest rate risk.

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
	Carrying amount of hedged assets		carrying amount of hedged assets(1)
Line item in the consolidated statements of financial	September 30,	December 31,	September 30,	December 31,
condition in which the hedged item is included	2026	2025	2026	2025
Loans receivable	$397,759	$457,658	$(40,010)	$(18,812)

(1)

Fair value hedge adjustments included basis adjustments on terminated positions to be amortized through the contractual maturity date of each respective hedged item. Excluding those terminated positions, the fair value hedge adjustments consisted of losses totaling $41.5 million and $20.7 million as of September 30, 2026 and December 31, 2025, respectively.

Non-designated hedges

Derivatives not designated as hedges are not speculative and consist of interest rate swaps with commercial banking clients that facilitate their respective risk management strategies. Interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the client swaps and the offsetting swaps are recognized directly in earnings. As of September 30, 2026 and December 31, 2025, the Company had matched interest rate swap transactions with an aggregate notional amount of $967.4 million and $777.7 million, respectively, related to this program. Derivative fee income from non-designated hedges totaled $0.6 million and $1.7 million for the three and nine months ended September 30, 2026, respectively. During the three and nine months ended September 30, 2025, derivative fee income from non-designated hedges totaled $0.2 million and $0.4 million, respectively.

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

The Company had interest rate lock commitments with a notional value of $14.8 million and forward contracts with a notional value of $20.9 million at September 30, 2026. At December 31, 2025, the Company had interest rate lock commitments with a notional value of $16.7 million and forward contracts with a notional value of $34.0 million.

Effect of derivative instruments on the consolidated statements of operations and accumulated other comprehensive income

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025:

	Location of gain (loss)	Amount of gain (loss) recognized in income on derivatives
	recognized in income on	For the three months ended September 30,		For the nine months ended September 30,
Derivatives in hedging relationships	derivatives	2026	2025	2026	2025
Fair value hedging relationships - Interest rate products	Interest and fees on loans	$17,468	$(595)	$23,088	$(6,702)
Cash flow hedging relationships - Interest rate products	Interest and fees on loans	(78)	(306)	(275)	(1,027)
Total		$17,390	$(901)	$22,813	$(7,729)

	Location of gain (loss)	Amount of (loss) gain recognized in income on derivatives
	recognized in income on	For the three months ended September 30,		For the nine months ended September 30,
Hedged items	hedged items	2026	2025	2026	2025
Interest rate products	Interest and fees on loans	$(16,832)	$2,109	$(21,198)	$11,194

	Location of gain (loss)	Amount of gain (loss) recognized in income on derivatives
Derivatives not designated	recognized in income on	For the three months ended September 30,		For the nine months ended September 30,
as hedging instruments	derivatives	2026	2025	2026	2025
Interest rate products	Other non-interest expense	$4	$1	$1	$(1)
Interest rate lock commitments	Mortgage banking income	(318)	(179)	(216)	181
Forward contracts	Mortgage banking income	287	272	308	(70)
Total		$(27)	$94	$93	$110

The tables below present the effect of cash flow hedge accounting on AOCI as of the dates presented.

	For the three months ended September 30, 2026
	Loss recognized in OCI on derivatives	Loss recognized in OCI included component	Loss recognized in OCI excluded component	Location of loss recognized from AOCI into income	Loss reclassified from AOCI into income	Loss reclassified from AOCI into income included component	Loss reclassified from AOCI into income excluded component
Derivatives in cash flow hedging relationships:
Interest rate products	$(2,799)	$(2,787)	$(11)	Interest income	$(78)	$—	$(78)

	For the nine months ended September 30, 2026
	Loss recognized in OCI on derivatives	Loss recognized in OCI included component	Gain recognized in OCI excluded component	Location of loss recognized from AOCI into income	Loss reclassified from AOCI into income	Loss reclassified from AOCI into income included component	Loss reclassified from AOCI into income excluded component
Derivatives in cash flow hedging relationships:
Interest rate products	$(2,863)	$(2,875)	$12	Interest income	$(275)	$(29)	$(247)

	For the three months ended September 30, 2025
	Loss recognized in OCI on derivatives	Loss recognized in OCI included component	Loss recognized in OCI excluded component	Location of loss recognized from AOCI into income	Loss reclassified from AOCI into income	Loss reclassified from AOCI into income included component	Loss reclassified from AOCI into income excluded component
Derivatives in cash flow hedging relationships:
Interest rate products	$(135)	$(8)	$(127)	Interest income	$(306)	$(187)	$(119)

	For the nine months ended September 30, 2025
	Loss recognized in OCI on derivatives	Loss recognized in OCI included component	Loss recognized in OCI excluded component	Location of loss recognized from AOCI into income	Loss reclassified from AOCI into income	Loss reclassified from AOCI into income included component	Loss reclassified from AOCI into income excluded component
Derivatives in cash flow hedging relationships:
Interest rate products	$(181)	$(44)	$(137)	Interest income	$(1,027)	$(674)	$(353)

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

As of September 30, 2026, the termination value of derivatives in a net liability position related to these agreements was zero. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and, as of September 30, 2026, the Company had met these thresholds. If the Company had breached any of these provisions at September 30, 2026, it could have been required to settle its obligations under the agreements at the termination value.

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

Total unfunded commitments at September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026	December 31, 2025
Commitments to fund loans	$1,001,237	$499,960
Unfunded commitments under lines of credit	933,363	640,181
Commercial and standby letters of credit	172,695	7,987
Total unfunded commitments	$2,107,295	$1,148,128

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

Contingencies

Mortgage loans sold to investors may be subject to repurchase or indemnification in the event of specific default by the borrower or subsequent discovery that underwriting standards were not met. The Company established a reserve liability for expected losses related to these representations and warranties based upon management’s evaluation of actual and historical loss history, delinquency trends or other documentation or deficiency findings in the portfolio and economic conditions. Charges against the reserve during the three and nine months ended September 30, 2026 totaling $18 thousand and $78 thousand, respectively, were primarily driven by early payoffs and repurchases. Charges against the reserve during the three and nine months ended September 30, 2025 totaling $51 thousand and $117 thousand, respectively, were primarily driven by early payoffs and repurchases. The repurchase reserve is included in other liabilities in the consolidated statements of financial condition.

The following table summarizes mortgage repurchase reserve activity for the periods presented:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Beginning balance	$447	$724	$557	$1,000
Provision released from operating expense, net	—	(50)	(50)	(260)
Charge-offs	(18)	(51)	(78)	(117)
Ending balance	$429	$623	$429	$623

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

Changes in the valuation inputs used for measuring the fair value of financial instruments may occur due to changes in current market conditions or other factors. Such changes may necessitate a transfer of the financial instruments to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfer occurs. During the nine months ended September 30, 2026 and 2025, there were no transfers of financial instruments between the hierarchy levels.

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

Mortgage banking derivatives—The Company relies on a third-party pricing service to value its mortgage banking derivative financial assets and liabilities, which the Company classifies as a level 3 valuation. The external valuation model to estimate the fair value of its interest rate lock commitments to originate residential mortgage loans held for sale includes grouping the interest rate lock commitments by interest rate and terms, applying an average 86.9% estimated pull-through rate based on historical experience, and then multiplying by quoted investor prices determined to be reasonably applicable to the loan commitment groups based on interest rate, terms and rate lock expiration dates of the loan commitment groups. The Company also relies on an external valuation model to estimate the fair value of its forward commitments to sell residential mortgage loans (i.e., an estimate of what the Company would receive or pay to terminate the forward delivery contract based on market prices for similar financial instruments), which includes matching specific terms and maturities of the forward commitments against applicable investor pricing.

The tables below present the financial instruments measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 in the consolidated statements of financial condition utilizing the hierarchy structure described above:

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale
U.S. Treasuries	$53,673	$—	$—	$53,673
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	—	210,942	—	210,942
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	—	373,222	—	373,222
Equity securities with readily determinable fair values	332	—	—	332
Loans held for sale	—	12,578	—	12,578
Interest rate swap derivatives	—	50,817	—	50,817
Mortgage banking derivatives	—	—	348	348
Total assets at fair value	$54,005	$647,559	$348	$701,912
Liabilities:
Interest rate swap derivatives	$—	$14,877	$—	$14,877
Mortgage banking derivatives	—	—	42	42
Total liabilities at fair value	$—	$14,877	$42	$14,919

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale
U.S. Treasuries	$74,226	$—	$—	$74,226
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	—	157,665	—	157,665
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	—	296,026	—	296,026
Equity securities with readily determinable fair values	5,059	—	—	5,059
Loans held for sale	—	25,695	—	25,695
Interest rate swap derivatives	—	29,150	—	29,150
Mortgage banking derivatives	—	—	283	283
Total assets at fair value	$79,285	$508,536	$283	$588,104
Liabilities:
Interest rate swap derivatives	$—	$9,093	$—	$9,093
Mortgage banking derivatives	—	—	88	88
Total liabilities at fair value	$—	$9,093	$88	$9,181

The table below details the changes in level 3 financial instruments during the nine months ended September 30, 2026:

Mortgage banking
derivatives, net
Balance at December 31, 2025	$195
Gain included in earnings, net	93
Fees and (costs) included in earnings, net	18
Balance at September 30, 2026	$306

Fair Value of Financial Instruments Measured on a Non-recurring Basis

Certain assets may be recorded at fair value on a non-recurring basis as conditions warrant. These non-recurring fair value measurements typically result from the application of lower of cost or fair value accounting or a write-down occurring during the period.

Individually evaluated loans—The Company records individually evaluated loans based on either discounted expected cash flows using the loan’s initial contractual effective interest rate or the fair value of the collateral, less selling costs, when it is probable that the Company will be unable to collect all contractual amounts due in accordance with the terms of the loan agreement. The Company relies on third-party appraisals and internal assessments, utilizing a discount rate in the range of 3% – 31% with a weighted average discount rate of 7.1% in determining the estimated fair values of these loans. The inputs used to determine the fair values of loans are considered level 3 inputs in the fair value hierarchy. At September 30, 2026, the Company recorded a specific reserve of $9.3 million related to 28 loans with a carrying balance of $48.7 million. At September 30, 2025, the Company recorded a specific reserve of $4.8 million related to 14 loans with a carrying balance of $16.9 million. The increase at September 30, 2026, compared to the same period in the prior year, was primarily due to $5.8 million of specific reserves related to acquired Vista loans.

Premises and equipment—During the first quarter of 2026, the Company approved plans to consolidate nine banking centers. The respective banking centers were subsequently closed in the second quarter of 2026. Premises and equipment were written down to estimated fair value less costs to sell in the first quarter of 2026 when the held-for-sale criteria was met. Fair value is estimated in a process that considers current local commercial real estate market conditions, the judgment of the sales agent and often involves obtaining third-party appraisals from certified real estate appraisers. These fair value measurements are classified as level 3. Unobservable inputs to these measurements, which include estimates and judgments often used in conjunction with appraisals, are not readily quantifiable. For the three and nine months ended September 30, 2026, the Company recognized $0.3 million and $1.0 million, respectively, of impairment in its consolidated statements of operations related to premises and equipment classified as held-for-sale totaling $9.8 million.

Mortgage servicing rights—MSRs represent the value associated with servicing residential real estate loans that have been sold to outside investors with servicing retained. The fair value for servicing assets is determined through discounted cash flow analysis and utilizes discount rates from 9.5% to 10.0% at September 30, 2026 and a constant prepayment speed assumption range of 5.7% to 6.8% with a weighted average rate of 5.7% at September 30, 2026. The weighted average MSRs are subject to impairment testing. The carrying values of these MSRs are reviewed quarterly for impairment based upon the calculation of fair value. For purposes of measuring impairment, the MSRs are stratified into certain risk characteristics including note type and note term. If the valuation model reflects a value less than the carrying value, MSRs are adjusted to fair value through a valuation allowance and the adjustment is included in mortgage banking income in the consolidated statements of operations. During the nine months ended September 30, 2026 and 2025, the Company recorded no impairments. The inputs used to determine the fair values of MSRs are considered level 3 inputs in the fair value hierarchy.

SBA servicing asset—The SBA servicing asset represents the value associated with servicing small business real estate loans that have been sold to outside investors with servicing retained. The fair value for the SBA servicing asset is determined through a discounted cash flow analysis and utilizes a weighted average discount rate of 11.0% and a weighted average lifetime constant prepayment rate of 16.4%. The SBA servicing asset is amortized over the period of the estimated future net servicing life of the underlying assets, and it is evaluated quarterly for impairment based upon the fair value of the rights as compared to their amortized cost. Impairment is recognized in the consolidated statement of operations to the extent the fair value is less than the capitalized amount of the SBA servicing asset. The Company recorded $2.3 thousand and $41.0 thousand of impairment for the nine months ended September 30, 2026 and 2025, respectively.

The Company may be required to record fair value adjustments on other available-for-sale and municipal securities valued at par on a non-recurring basis.

The tables below provide information regarding losses from assets recorded at fair value on a non-recurring basis during the nine months ended September 30, 2026 and 2025:

	September 30, 2026
	Total	Losses from fair value changes
Individually evaluated loans	$122,049	$17,535
SBA servicing rights	2,003	2
Premises and equipment	9,755	1,043
Total	$133,807	$18,580

	September 30, 2025
	Total	Losses from fair value changes
Individually evaluated loans	$40,395	$17,140
SBA servicing rights	2,611	41
Total	$43,006	$17,181

The Company did not record any liabilities measured at fair value on a non-recurring basis during the nine months ended September 30, 2026 or 2025.

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

The fair value of financial instruments at September 30, 2026 and December 31, 2025 are set forth below:

	Level in fair value	September 30, 2026		December 31, 2025
	measurement	Carrying	Estimated	Carrying	Estimated
	hierarchy	amount	fair value	amount	fair value
ASSETS
Cash and cash equivalents	Level 1	$364,798	$364,798	$417,058	$417,058
U.S. Treasury securities - AFS	Level 1	53,673	53,673	74,226	74,226
U.S. Treasury securities - HTM	Level 1	—	—	24,900	24,851
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises available-for-sale	Level 2	210,942	210,942	157,665	157,665
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises available-for-sale	Level 2	373,222	373,222	296,026	296,026
Other available-for-sale securities	Level 3	248	248	722	722
Mortgage-backed securities—residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises held-to-maturity	Level 2	228,375	196,777	236,535	213,974
Mortgage-backed securities—other residential mortgage-backed securities issued or guaranteed by U.S. government agencies or sponsored enterprises held-to-maturity	Level 2	497,546	447,890	390,297	358,624
Equity securities with readily determinable fair values	Level 1	332	332	5,059	5,059
FRB and FHLB stock	Level 2	46,759	46,759	24,641	24,641
Loans receivable	Level 3	9,893,448	9,461,418	7,433,356	7,274,904
Loans held for sale	Level 2	12,578	12,578	25,695	25,695
Accrued interest receivable	Level 2	52,007	52,007	41,951	41,951
Interest rate swap derivatives	Level 2	50,817	50,817	29,150	29,150
Mortgage banking derivatives	Level 3	348	348	283	283
LIABILITIES
Deposit transaction accounts	Level 2	9,277,065	9,277,065	7,142,863	7,142,863
Time deposits	Level 2	1,267,968	1,267,902	1,149,771	1,157,231
Securities sold under agreements to repurchase	Level 2	22,479	22,479	17,350	17,350
Long-term debt	Level 2	204,420	201,884	54,719	53,165
Federal Home Loan Bank advances	Level 2	125,000	125,000	—	—
Accrued interest payable	Level 2	18,144	18,144	18,017	18,017
Interest rate swap derivatives	Level 2	14,877	14,877	9,093	9,093
Mortgage banking derivatives	Level 3	42	42	88	88

Note 19 Business Segment

The Company has aligned its operations into one reportable segment. Key metrics used to evaluate the segment include consolidated net (loss) income and its major components. Revenue and expenses are consistent with the consolidated statement of operations, and the measure of segment assets is consistent with total consolidated assets on the balance sheet.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes as of and for the three and nine months ended September 30, 2026, and with our annual report on Form 10-K (file number 001-35654), which includes our audited consolidated financial statements and related notes as of and for the years ended December 31, 2025, 2024 and 2023. Our acquisition of Vista occurred on January 7, 2026, subsequent to the dates of information in our most recent report on Form 10-K, and comparisons herein to quarters or years prior to January 7, 2026 should be reviewed with that context. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that may cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the section entitled “Cautionary Note Regarding Forward-Looking Statements” and in Item 1A“Risk Factors” in the annual report on Form 10-K, referenced above, and should be read herewith.

All amounts are in thousands, except share and per share data, or as otherwise noted.

Overview

Our focus is on building relationships by creating a win-win scenario for our clients and our Company. We believe in providing solutions and services for our clients that are based on fairness and simplicity. We have established a solid financial services franchise with a sizable presence for deposit gathering and building client relationships necessary for growth. We have executed on strategic acquisition opportunities to expand our presence in attractive markets and to diversify our revenue streams. Our digital banking solution, 2UniFiSM, seeks to provide additional unified services to small- and medium-sized business owners. We believe that our established presence in our core markets of Colorado, the greater Kansas City region, Texas, Utah, Wyoming, New Mexico and Idaho position us well for growth opportunities, including strategic acquisitions. As of September 30, 2026, we had $12.7 billion in assets, $9.9 billion in loans, $10.5 billion in deposits, $1.6 billion in equity and $1.5 billion in assets under management in our trust and wealth management business.

Operating Results

Profitability and returns

●

For the three months ended September 30, 2026, net loss totaled $8.7 million, or $0.20 loss per diluted share, compared to net income of $35.3 million, or $0.92 earnings per diluted share, for the three months ended September 30, 2025. Current quarter results were negatively impacted by $40.6 million of provision expense, primarily due to third quarter charge-offs within the franchise and healthcare industries, $15.2 million of acquisition and restructuring expense, and a $4.0 million impairment on a third-party FinTech partnership investment classified within other securities. Adjusted net income, excluding acquisition and restructuring charges of $11.7 million and $1.3 million, after tax, for the three months ended September 30, 2026 and 2025, respectively, totaled $2.9 million and $36.6 million, for the three months ended September 30, 2026 and 2025, respectively. Adjusted earnings per diluted share totaled $0.06 and $0.96 for the three months ended September 30, 2026 and 2025, respectively.

●

Net income totaled $38.5 million, or $0.84 per diluted share, for the nine months ended September 30, 2026, compared to net income of $93.5 million, or $2.43 per diluted share, for the nine months ended September 30, 2025. Adjusted net income, excluding acquisition and restructuring charges of $32.3 million and $1.3 million, after tax, for the nine months ended September 30, 2026 and 2025, respectively, totaled $70.9 million and $94.9 million, for the nine months ended September 30, 2026 and 2025, respectively. Adjusted earnings per diluted share totaled $1.56 for the nine months ended September 30, 2026, compared to $2.47 for the nine months ended September 30, 2025.

●

Pre-provision net revenue FTE totaled $99.4 million and $129.0 million for the nine months ended September 30, 2026 and 2025, respectively. Excluding acquisition and restructuring charges, adjusted pre-provision net revenue FTE increased $10.6 million, or 8.1%, to $141.4 million for the nine months ended September 30, 2026, compared to $130.8 million for the same period in the prior year.

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

●

On October 24, 2026, NBH Bank (the “Bank”) entered into a definitive agreement to sell its Palm Beach, Florida banking center location, including the banking center’s loans and deposits. The sale is expected to result in a reduction of the Bank’s total assets of approximately $0.2 billion, including total loans of approximately $0.2 billion, and a reduction of total deposits of approximately $0.2 billion. The agreement provides for a deposit premium of 5.00%, subject to a minimum deposit premium of $8.8 million. The Bank expects to close the transaction in mid-2027.

●	Expanded fully taxable equivalent net interest margin to 4.00% for the three and nine months ended September 30, 2026.
●	Grew fully taxable equivalent net interest income 26.0% for the nine months ended September 30, 2026, compared to the same period prior year.
●	The Company generated record loan fundings of $2.5 billion during the nine months ended September 30, 2026.
●	Grew average total deposits and average transaction deposits 3.7% and 4.6% annualized, respectively, compared to the second quarter of 2026.
●	Enhanced shareholder returns by executing $39.1 million of share buybacks for the nine months ended September 30, 2026.

Loan portfolio

●

Loans increased $2.5 billion, or 33.1%, to $9.9 billion as of September 30, 2026, compared to $7.4 billion at December 31, 2025. The increase was driven by $500.9 million of average originated loan growth for the nine months ended September 30, 2026, in addition to the acquired Vista loans totaling $1.9 billion on January 7, 2026.

●	The Company’s loan portfolio is comprised of 56.4% commercial loans, 27.5% non-owner occupied CRE loans, 16.0% residential loans, and 0.1% other loans.
●

The Company maintained a conservatively structured loan portfolio represented by diverse industries and sector concentrations at 15% or less of total loans. All concentration levels remain well below our self-imposed limits.

●

Non-owner occupied CRE loans, which are comprised of multiple industry sectors, were 179.8% of the Company’s risk based capital, or 27.5%, of total loans, and no specific property type comprised more than 6.0% of total loans at September 30, 2026.

●

The Company maintains a low level of non-owner occupied CRE retail properties and office properties. Including available credit, non-owner occupied CRE retail and office properties comprised 4.5% and 2.4% of total loans, respectively, at September 30, 2026. Multifamily loans totaled $329.8 million, or 3.3% of total loans at September 30, 2026.

●	We do not originate high-dollar non-amortizing or balloon payment mortgage loans to our clients.

   Credit quality

●

The quarter’s loss of $8.7 million was impacted by $40.6 million of provision expense, primarily due to third quarter charge-offs within the franchise and healthcare industries. Recognizing the risks in the franchise and healthcare industries, the Company has implemented process improvements and upgraded talent in the specialty banking group serving these segments, including new leaders of both specialty teams, stronger bankers and portfolio managers and new credit risk officers.

●

The Company recorded provision expense of $40.6 million and $46.1 million for the three and nine months ended September 30, 2026, respectively, compared to a provision release of $1.5 million and provision expense of $8.7 million for the three and nine months ended September 30, 2025, respectively. At September 30, 2026, the franchise and healthcare industry loans were limited to 5.3% and 2.8% of total loans, respectively.

●

Net charge-offs of $46.3 million were recorded during the three months ended September 30, 2026. Net charge-offs of $60.4 million were recorded during the nine months ended September 30, 2026 and annualized net charge-offs to average total loans totaled 0.85% for the same period. Elevated net charge-offs during the period were primarily driven by the current quarter’s write-downs mentioned above.

●	Allowance for credit losses totaled 1.11% of total loans at September 30, 2026, compared to 1.18% at December 31, 2025.

Deposits

.9
●

Average total deposits for the nine months ended September 30, 2026 increased $2.0 billion to $10.2 billion, compared to the nine months ended September 30, 2025. The increase was driven by $2.2 billion of total deposits, on a spot basis, related to the Vista acquisition on January 7, 2026.

●

Average transaction deposits for the nine months ended September 30, 2026 increased $1.8 billion to $8.9 billion, compared to the nine months ended September 30, 2025. The increase was driven by $2.0 billion of transaction deposits, on a spot basis, related to the Vista acquisition.

●	The mix of transaction deposits to total deposits increased 167 basis points to 88.0% at September 30, 2026, compared to September 30, 2025.
●	Cost of funds improved eight basis points to 2.01% for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, as a result of our disciplined deposit pricing.
●	Approximately 69% of our deposits were FDIC insured as of September 30, 2026.

   Liquidity

.9
●	The Company prudently manages liquidity and maintains a profile focused on core deposits and stable, long-term and diversified funding sources, including access to Cambr platform deposits.
●	On-balance sheet liquidity totaled $911.5 million at September 30, 2026 and was comprised of $364.8 million of cash and $546.7 million of unencumbered investments.
●

Liquidity is monitored and managed to ensure that sufficient funds are available on-demand to meet our business needs. At September 30, 2026, the Company’s available secured and committed borrowing capacity at the FHLB and FRB totaled $3.9 billion. The Company also accesses a variety of other short-term and long-term unsecured funding sources, which include access to Cambr platform deposits, multiple brokered deposit platform options and lines of credit.

●

Our investment securities portfolio has a short average duration and targets a neutral interest rate position. The portfolio is backed by U.S. government or GSEs, which we believe mitigates the risk of material losses. Regarding the fair value of investment securities, we believe our accumulated other comprehensive loss does not have a material impact on our capital position.

   Revenues

●

Net interest income FTE increased $69.6 million, or 26.0%, to $337.7 million during the nine months ended September 30, 2026, compared to the same period of the prior year. The increase was driven by a $2.2 billion increase in average earning assets, primarily due to $500.9 million of average originated loan growth and loans acquired through the Vista acquisition. The Vista acquisition added $1.9 billion in total loans on January 7th.

●

The net interest margin FTE expanded five basis points to 4.00% for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, driven by an eight basis point improvement in the cost of funds.

●

During the nine months ended September 30, 2026, non-interest income totaled $51.3 million, compared to $53.1 million, decreasing due to $4.0 million of impairment on a third-party FinTech partnership investment within other securities and a $1.8 million decrease in mortgage banking income driven by the current rate environment. These decreases were mostly offset by increases in our diversified sources of fee income including service charges, bank card fees, trust income and swap fee income.

   Expenses

●

Non-interest expense totaled $289.6 million, which included $42.0 million of acquisition and restructuring expenses, during the nine months ended September 30, 2026. Non-interest expense during the nine months ended September 30, 2025 totaled $192.2 million, which included $1.7 million of acquisition and restructuring expenses. Excluding the acquisition and restructuring expenses, adjusted non-interest expense during the nine months ended September 30, 2026 totaled $247.8 million, increasing from the same period prior year, primarily due to our recent acquisition.

●

During the nine months ended September 30, 2026, the efficiency ratio FTE totaled 74.5%, compared to 59.8% in the same period prior year. The adjusted efficiency ratio FTE totaled 61.8% for the nine months ended September 30, 2026, compared to 57.5% during the same period prior year.

●

Income tax expense totaled $8.0 million during the nine months ended September 30, 2026, compared to $21.0 million in the same period of the prior year. The decrease compared to the prior period was driven by lower pre-tax income in the current period. The effective tax rate for the nine months ended September 30, 2026 was 17.3%, compared to 18.0% for the full year 2025.

   Capital

●	The Company paid dividends of $0.96 per common share during the nine months ended September 30, 2026, and declared a quarterly dividend of $0.33 per common share during the fourth quarter of 2026.
●

On September 30, 2026, the Board of Directors of the Company approved an additional authorization to repurchase up to $40.1 million of the Company's common stock. During the nine months ended September 30, 2026, the Company repurchased 955,504 shares of common stock for $39.1 million as part of our capital strategy.

●

Capital ratios continue to be well in excess of federal bank regulatory agency “well capitalized” thresholds. At September 30, 2026, our consolidated tier 1 leverage ratio was 10.00%, and our consolidated common equity tier 1 and tier 1 risk based capital ratios were 11.69%.

●

The ratio of total shareholders’ equity to total assets was 12.8% at September 30, 2026, compared to 14.0% at December 31, 2025. Our tangible common equity capital ratio, which includes accumulated other comprehensive loss, totaled 9.2% at September 30, 2026, compared to 11.0% at December 31, 2025, after deploying capital for the Vista acquisition.

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

We will continue to make select investments in our digital growth strategy and may also seek to partner with third parties. The Company also continues to shift from constructing systems for 2UniFi to deposit generation. 2UniFi may prove difficult to successfully scale and may require additional operational and control systems to manage fraud, cybersecurity, operational, legal and compliance risks.

The Vista core system conversion was successfully completed in July 2026 and we have substantially completed our integration activities. Acquisition integrations present operational and execution challenges which require ongoing investments in systems, processes, and personnel. While post-integration optimization efforts remain ongoing, management does not expect them to have a material impact on operations or financial results.

Future growth in our interest income will ultimately be dependent on our ability to originate high-quality loans and source other high-quality earning assets such as investment securities as well as our ability to access liquidity and manage our cost of funds. During the nine months ended September 30, 2026, the Federal Reserve increased the prevailing interest rates by 25 basis points. While further rate changes remain unclear, our future earnings will be impacted by the Federal Reserve’s future interest rate policy decisions. Management employs risk management policies to monitor and limit exposure to changes in market rates, which is discussed in more detail in the Asset/Liability Management and Interest Rate Risk section of Management’s Discussion and Analysis.

Performance Overview

In evaluating our consolidated statements of financial condition and results of operations financial statement line items, we evaluate and manage our performance based on key earnings indicators, balance sheet ratios, asset quality metrics and regulatory capital ratios, among others. The table below presents key performance indicators that we use to analyze our business for the periods indicated:

Key Metrics(1)

	As of and for the three months ended			As of and for the nine months ended
	September 30,	December 31,	September 30,	September 30,	September 30,
	2026	2025	2025	2026	2025
Return on average assets	(0.28)%	0.65%	1.43%	0.42%	1.27%
Return on average tangible assets(2)	(0.23)%	0.73%	1.54%	0.50%	1.38%
Adjusted return on average tangible assets(2)(3)	0.16%	1.02%	1.60%	0.87%	1.40%
Return on average equity	(2.07)%	4.57%	10.25%	3.07%	9.30%
Return on average tangible common equity(2)	(2.32)%	6.58%	14.21%	5.01%	13.05%
Adjusted return on average tangible common equity(2)(3)	1.62%	9.10%	14.72%	8.67%	13.23%
Loan to deposit ratio (end of period)(4)	93.82%	89.64%	87.70%	93.82%	87.70%
Non-interest bearing deposits to total deposits (end of period)	25.19%	26.58%	26.62%	25.19%	26.62%
Net interest margin(5)	3.92%	3.80%	3.89%	3.92%	3.87%
Net interest margin FTE(5)(6)	4.00%	3.89%	3.98%	4.00%	3.95%
Interest rate spread FTE(6)(7)	3.23%	3.04%	3.09%	3.22%	3.06%
Yield on earning assets(8)	5.82%	5.57%	5.83%	5.79%	5.80%
Yield on earning assets FTE(6)(8)	5.90%	5.66%	5.92%	5.87%	5.88%
Cost of funds	2.03%	1.93%	2.10%	2.01%	2.09%
Cost of deposits	1.94%	1.92%	2.08%	1.94%	2.05%
Non-interest income to total revenue FTE(6)(9)	10.52%	14.05%	18.66%	13.18%	16.54%
Efficiency ratio FTE(6)	75.98%	70.55%	60.65%	74.45%	59.83%
Adjusted efficiency ratio FTE(3)(6)	62.28%	61.38%	57.32%	61.79%	57.46%
Pre-provision net revenue FTE(2)(6)	$30,918	$30,249	$43,630	$99,391	$129,046
Adjusted pre-provision net revenue FTE(2)(3)(6)	46,113	39,009	45,374	141,383	130,790

Total Loans Asset Quality Data(4)(10)(11)
Non-performing loans to total loans	0.44%	0.34%	0.36%	0.44%	0.36%
Non-performing assets to total loans and OREO	0.50%	0.36%	0.37%	0.50%	0.37%
Allowance for credit losses to total loans	1.11%	1.18%	1.19%	1.11%	1.19%
Allowance for credit losses to non-performing loans	250.17%	350.90%	330.45%	250.17%	330.45%
Net charge-offs (recoveries) to average loans	1.88%	0.54%	(0.05)%	0.85%	0.27%

(1)	Ratios are annualized.
(2)	Represents a non-GAAP financial measure. See Non-GAAP Financial Measures and Reconciliations below.
(3)	Ratios are adjusted for acquisition-related and restructuring charges. See Non-GAAP Financial Measures and Reconciliations below.
(4)	Total loans are net of unearned discounts and fees.
(5)	Net interest margin represents net interest income, including accretion income on interest earning assets, as a percentage of average interest earning assets.
(6)

Presented on an FTE basis using the statutory rate of 21% for all periods presented. The taxable equivalent adjustments included above are $2,272, $2,059 and $1,985 for the three months ended September 30, 2026, December 31, 2025 and September 30, 2025, respectively. For the nine months ended September 30, 2026 and 2025, taxable equivalent adjustments included above are $6,693 and $5,807, respectively.

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

Reconciliations of our non-GAAP financial measures to the comparable GAAP financial measures are as follows:

Tangible Book Value Ratios

	September 30,	December 31,	September 30,
	2026	2025	2025
Total shareholders’ equity	$1,625,897	$1,385,114	$1,374,929
Less: goodwill and other intangible assets, net	(516,615)	(348,961)	(350,907)
Add: deferred tax liability related to goodwill	14,257	13,947	13,844
Tangible common equity (non-GAAP)	$1,123,539	$1,050,100	$1,037,866

Total assets	$12,727,140	$9,883,518	$10,152,686
Less: goodwill and other intangible assets, net	(516,615)	(348,961)	(350,907)
Add: deferred tax liability related to goodwill	14,257	13,947	13,844
Tangible assets (non-GAAP)	$12,224,782	$9,548,504	$9,815,623

Tangible common equity to tangible assets calculations:
Total shareholders’ equity to total assets	12.78%	14.01%	13.54%
Less: impact of goodwill and other intangible assets, net	(3.59)%	(3.01)%	(2.97)%
Tangible common equity to tangible assets (non-GAAP)	9.19%	11.00%	10.57%

Tangible book value per share calculations:
Tangible common equity (non-GAAP)	$1,123,539	$1,050,100	$1,037,866
Divided by: ending shares outstanding	44,285,618	37,772,516	37,815,589
Tangible book value per share (non-GAAP)	$25.37	$27.80	$27.45

Return on Average Tangible Assets and Return on Average Tangible Equity

	As of and for the three months ended			As of and for the nine months ended
	September 30,	December 31,	September 30,	September 30,	September 30,
	2026	2025	2025	2026	2025
Net (loss) income	$(8,761)	$16,036	$35,285	$38,522	$93,538
Add: adjustments, after tax (non-GAAP)(1)	11,702	6,712	1,336	32,338	1,336
Adjusted net income (non-GAAP)(1)	$2,941	$22,748	$36,621	$70,860	$94,874

Net (loss) income	$(8,761)	$16,036	$35,285	$38,522	$93,538
Add: impact of other intangible assets amortization expense, after tax (non-GAAP)	1,874	1,491	1,491	5,645	4,497
Net (loss) income excluding the impact of other intangible assets amortization expense, after tax (non-GAAP)	$(6,887)	$17,527	$36,776	$44,167	$98,035

Net (loss) income excluding the impact of other intangible assets amortization expense, after tax (non-GAAP)	$(6,887)	$17,527	$36,776	$44,167	$98,035
Add: adjustments, after tax (non-GAAP)(1)	11,702	6,712	1,336	32,338	1,336
Adjusted net income excluding the impact of other intangible assets amortization expense (non-GAAP)(1)	$4,815	$24,239	$38,112	$76,505	$99,371

Average assets	$12,438,908	$9,797,053	$9,796,514	$12,317,750	$9,861,453
Less: average goodwill and other intangible assets, net of deferred tax liability related to goodwill (non-GAAP)	(501,172)	(336,252)	(338,294)	(498,106)	(340,231)
Average tangible assets (non-GAAP)	$11,937,736	$9,460,801	$9,458,220	$11,819,644	$9,521,222

Average shareholders’ equity	$1,679,236	$1,392,563	$1,365,311	$1,677,921	$1,344,816
Less: average goodwill and other intangible assets, net of deferred tax liability related to goodwill (non-GAAP)	(501,172)	(336,252)	(338,294)	(498,106)	(340,231)
Average tangible common equity (non-GAAP)	$1,178,064	$1,056,311	$1,027,017	$1,179,815	$1,004,585

Return on average assets	(0.28)%	0.65%	1.43%	0.42%	1.27%
Adjusted return on average assets (non-GAAP)	0.09%	0.65%	1.48%	0.77%	1.29%
Return on average tangible assets (non-GAAP)	(0.23)%	0.73%	1.54%	0.50%	1.38%
Adjusted return on average tangible assets (non-GAAP)(1)	0.16%	1.02%	1.60%	0.87%	1.40%
Return on average equity	(2.07)%	4.57%	10.25%	3.07%	9.30%
Adjusted return on average equity (non-GAAP)	0.69%	4.57%	10.64%	5.65%	9.43%
Return on average tangible common equity (non-GAAP)	(2.32)%	6.58%	14.21%	5.01%	13.05%
Adjusted return on average tangible common equity (non-GAAP)(1)	1.62%	9.10%	14.72%	8.67%	13.23%

Adjustments:
Non-interest income adjustments:
Restructuring impairment(2)	$—	$—	$—	$223	$—
Loss on security sales(3)	—	3,348	—	—	—
Non-interest expense adjustments:			—
Acquisition-related expenses	14,696	5,412	1,744	39,928	1,744
Restructuring expenses(2)	499	—	—	1,841
Total adjustments before tax (non-GAAP)	15,195	8,760	1,744	41,992	1,744
Tax benefit impact(4)	(3,493)	(2,048)	(408)	(9,654)	(408)
Total adjustments after tax (non-GAAP)	$11,702	$6,712	$1,336	$32,338	$1,336

(1)	For details, refer to the “Adjustments” section at the bottom of the table.
(2)	Restructuring expenses and restructuring impairment are primarily related to banking center consolidation expenses and corporate personnel actions.
(3)	Adjusting for the loss on security sales incurred as part of the Company's strategic balance sheet management during the fourth quarter of 2025.
(4)	Calculated using the Company's marginal tax rate of 23%. Certain acquisition-related expenses are non-deductible.

Efficiency Ratio and Pre-Provision Net Revenue

	As of and for the three months ended			As of and for the nine months ended
	September 30,	December 31,	September 30,	September 30,	September 30,
	2026	2025	2025	2026	2025
Net interest income FTE(1)	$115,172	$88,264	$90,185	$337,687	$268,107

Non-interest income	$13,538	$14,433	$20,691	$51,283	$53,133
Add: restructuring impairment	—	—	—	223	—
Add: loss on security sales	—	3,348	—	—	—
Adjusted non-interest income (non-GAAP)	$13,538	$17,781	$20,691	$51,506	$53,133

Non-interest expense	$97,792	$72,448	$67,246	$289,579	$192,194
Less: other intangible assets amortization	(2,433)	(1,946)	(1,946)	(7,330)	(5,870)
Less: acquisition-related expenses and restructuring expenses	(15,195)	(5,412)	(1,744)	(41,769)	(1,744)
Adjusted non-interest expense, excluding other intangible assets amortization (non-GAAP)	$80,164	$65,090	$63,556	$240,480	$184,580

Non-interest expense	$97,792	$72,448	$67,246	$289,579	$192,194
Less: acquisition-related expenses and restructuring expenses	(15,195)	(5,412)	(1,744)	(41,769)	(1,744)
Adjusted non-interest expense (non-GAAP)	$82,597	$67,036	$65,502	$247,810	$190,450

Efficiency ratio FTE(1)	75.98%	70.55%	60.65%	74.45%	59.83%
Adjusted efficiency ratio FTE (non-GAAP)(1)(2)	62.28%	61.38%	57.32%	61.79%	57.46%

Net (loss) income	$(8,761)	$16,036	$35,285	$38,522	$93,538
Add: income tax (benefit) expense	(3,228)	3,054	7,860	8,041	21,001
Add: provision expense (release) for credit losses	40,635	9,100	(1,500)	46,135	8,700
Add: impact of taxable equivalent adjustment	2,272	2,059	1,985	6,693	5,807
Pre-provision net revenue, FTE (non-GAAP)(1)	$30,918	$30,249	$43,630	$99,391	$129,046

Pre-provision net revenue, FTE (non-GAAP)(1)	$30,918	$30,249	$43,630	$99,391	$129,046
Add: acquisition-related expenses	14,696	5,412	1,744	39,928	1,744
Add: restructuring expenses and impairment	499	—	—	2,064
Add: loss on security sales	—	3,348	—	—	—
Adjusted pre-provision net revenue FTE (non-GAAP)(1)	$46,113	$39,009	$45,374	$141,383	$130,790

(1)	Presented on a fully taxable equivalent basis using the statutory tax rate of 21% for all periods presented. The tax equivalent adjustments included above are $2,272 $2,059 and $1,985 for the three months ended September 30, 2026, December 31, 2025, and September 30, 2025, respectively, and $6,693 and $5,807 for the nine months ended September 30, 2026 and September 30, 2025, respectively.
(2)	Adjusted efficiency ratio FTE excludes loss on security sales, other intangible assets amortization, acquisition-related expenses and restructuring charges.

Adjusted Net Income and Earnings Per Share

	As of and for the three months ended			As of and for the nine months ended
	September 30,	December 31,	September 30,	September 30,	September 30,
	2026	2025	2025	2026	2025
Adjustments to net income:
Net (loss) income	$(8,761)	$16,036	$35,285	$38,522	$93,538
Add: acquisition-related expenses, after tax	11,318	4,147	1,336	30,749	1,336
Add: restructuring expenses and impairment, after tax	384	—	—	1,589	—
Add: loss on security sales, after tax	—	2,565	—	—	—
Adjusted net income (non-GAAP)	$2,941	$22,748	$36,621	$70,860	$94,874

Adjustments to earnings per share:
(Loss) earnings per share - diluted	$(0.20)	$0.42	$0.92	$0.84	$2.43
Add: acquisition-related expenses, after tax	0.25	0.11	0.04	0.67	0.04
Add: restructuring expenses and impairment, after tax	0.01	—	—	0.05	—
Add: loss on security sales, after tax	—	0.07	—	—	—
Adjusted earnings per share - diluted (non-GAAP)	$0.06	$0.60	$0.96	$1.56	$2.47

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

Financial Condition

At January 7, 2026, the Vista acquisition added $2.5 billion of total assets, including $339.1 million of cash and cash equivalents, $145.5 million of investment securities, $1.9 billion of loans and $37.1 million of allowance for credit losses. The acquisition also included total deposits of $2.2 billion.

At September 30, 2026, the Company’s total assets, including the additions from the Vista acquisition, were $12.7 billion, increasing $2.8 billion, or 28.8%, from December 31, 2025. Cash and cash equivalents decreased $52.3 million from December 31, 2025, and investment securities increased $183.6 million. Loans totaled $9.9 billion and $7.4 billion at September 30, 2026 and December 31, 2025, respectively, and the allowance for credit losses totaled $109.9 million and $87.4 million at September 30, 2026 and December 31, 2025, respectively. Lower-cost transaction deposits increased $2.1 billion to $9.3 billion, compared to December 31, 2025. Total deposits increased $2.3 billion to $10.5 billion at September 30, 2026, compared to December 31, 2025.

Investment securities

Available-for-sale

Total investment securities available-for-sale were $638.1 million at September 30, 2026, compared to $528.6 million at December 31, 2025. Purchases of available-for-sale securities during the nine months ended September 30, 2026 and 2025 totaled $248.1 million and $164.7 million, respectively. During 2026, the Company acquired available-for-sale securities with a fair value of $145.5 million related to the Vista acquisition. Proceeds from maturities and paydowns of available-for-sale securities totaled $86.1 million and $100.4 million during the nine months ended September 30, 2026 and 2025, respectively. Included within proceeds from maturities and paydowns of available-for-sale securities during the nine months ended September 30, 2026 were $0.2 million of net purchases and maturities of certain U.S. Treasury securities that have quick turnover, occur in large volumes and have original maturities of three months or less. During the nine months ended September 30, 2026, the Company sold $176.4 million of available-for-sale securities, primarily related to securities acquired in the Vista acquisition. There were no sales of available-for-sale securities during the nine months ended September 30, 2025.

Available-for-sale investment securities are summarized in the following table as of the dates indicated. The weighted average yield was calculated based on amortized cost. Yields on tax exempt securities have not been adjusted for tax exempt status.

	September 30, 2026				December 31, 2025
				Weighted				Weighted
	Amortized	Fair	Percent of	average	Amortized	Fair	Percent of	average
	cost	value	portfolio	yield	cost	value	portfolio	yield
Treasury securities	$53,815	$53,673	8.4%	4.26%	$73,144	$74,226	14.1%	4.35%
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	236,181	210,942	33.1%	3.05%	173,308	157,665	29.8%	2.55%
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	429,579	373,222	58.5%	2.92%	338,768	296,026	56.0%	2.31%
Other securities	248	248	0.0%	0.00%	722	722	0.1%	0.00%
Total investment securities available-for-sale	$719,823	$638,085	100.0%	3.06%	$585,942	$528,639	100.0%	2.64%

As of September 30, 2026 and December 31, 2025, nearly all the available-for-sale investment portfolio was backed by mortgages. The residential mortgage pass-through securities portfolio is comprised of both fixed rate and adjustable rate FHLMC, FNMA and GNMA securities. The other MBS are comprised of securities backed by FHLMC, FNMA and GNMA securities.

Mortgage-backed securities may have actual maturities that differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average life of the available-for-sale mortgage-backed securities portfolio was 4.6 years at September 30, 2026 and December 31, 2025. This estimate is based on assumptions and actual results may differ. At September 30, 2026 and December 31, 2025, the duration of the total available-for-sale investment portfolio was 3.8 years and 3.9 years, respectively.

At September 30, 2026 and December 31, 2025, adjustable rate securities comprised 2.2% and 0.6%, respectively, of the available-for-sale MBS portfolio. The remainder of the portfolio was comprised of fixed rate amortizing securities with 10- to 30-year contractual maturities, with a weighted average coupon of 2.74% per annum and 2.30% per annum at September 30, 2026 and December 31, 2025, respectively.

The available-for-sale investment portfolio included $81.8 million of unrealized losses and $78 thousand of unrealized gains at September 30, 2026. At December 31, 2025, the available-for-sale investment portfolio included $60.2 million of unrealized losses and $2.9 million of unrealized gains. We believe any unrealized losses are a result of prevailing interest rates, and as such, we do not believe that any of the securities with unrealized losses were impaired. Management believes that default of the available-for-sale securities is highly unlikely. FHLMC, FNMA and GNMA guaranteed mortgage-backed securities and U.S. Treasury securities have a long history of zero credit losses, an explicit guarantee by the U.S. government (although limited for FNMA and FHLMC securities) and yields that generally trade based on market views of prepayment and liquidity risk rather than credit risk.

Our investment security portfolio consists of high-quality securities, which are largely backed by either U.S. government agencies or GSEs. We regularly model liquidity stress scenarios to assess potential liquidity issues.

 Held-to-maturity

Held-to-maturity investment securities totaled $725.9 million at September 30, 2026, compared to $651.7 million at December 31, 2025, an increase of $74.2 million, or 11.4%. Purchases during the nine months ended September 30, 2026 and 2025 totaled $202.2 million and $260.3 million, respectively. Maturities and paydowns of held-to-maturity securities totaled $129.7 million and $105.0 million during the nine months ended September 30, 2026 and 2025, respectively.

Held-to-maturity investment securities are summarized as follows as of the dates indicated:

	September 30, 2026				December 31, 2025
				Weighted				Weighted
	Amortized	Fair	Percent of	average	Amortized	Fair	Percent of	average
	cost	value	portfolio	yield	cost	value	portfolio	yield
Treasury securities	$—	$—	—	—	$24,900	$24,851	3.8%	3.10%
Mortgage-backed securities:
Residential mortgage pass-through securities issued or guaranteed by U.S. government agencies or sponsored enterprises	228,375	196,777	31.5%	2.37%	236,535	213,974	36.3%	2.28%
Other residential MBS issued or guaranteed by U.S. government agencies or sponsored enterprises	497,546	447,890	68.5%	3.56%	390,297	358,624	59.9%	3.37%
Total investment securities held-to-maturity	$725,921	$644,667	100.0%	3.18%	$651,732	$597,449	100.0%	2.97%

The residential mortgage pass-through and other residential MBS held-to-maturity investment portfolios are comprised of fixed rate FHLMC, FNMA and GNMA securities.

The fair value of the held-to-maturity investment portfolio included $81.2 million of unrealized losses and no unrealized gains at September 30, 2026. At December 31, 2025, the held-to-maturity investment portfolio included $57.3 million of unrealized losses and $3.0 million of unrealized gains.

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

Mortgage-backed securities may have actual maturities that differ from contractual maturities depending on the repayment characteristics and experience of the underlying financial instruments. The estimated weighted average expected life of the held-to-maturity mortgage-backed securities portfolio as of September 30, 2026 and December 31, 2025 was 4.6 years and 4.3 years, respectively. This estimate is based on assumptions and actual results may differ. The duration of the total held-to-maturity investment portfolio was 3.7 years and 3.6 years as of September 30, 2026 and December 31, 2025, respectively.

Other securities

The carrying balances of other securities are summarized as follows as of the dates indicated:

	September 30, 2026	December 31, 2025
FRB and FHLB stock	$46,759	$24,641
Convertible preferred stock	14,697	18,508
Equity method investments	38,346	32,426
Equity securities with readily determinable fair values	332	5,059
Total	$100,134	$80,634

Other securities included FRB stock, FHLB stock, convertible preferred stock, equity method investments and equity securities with readily determinable fair values. During the nine months ended September 30, 2026, purchases of other securities totaled $107.8 million, and proceeds from maturities and paydowns of other securities totaled $2.9 million, and proceeds from sales of other securities totaled $93.1 million. During the nine months ended September 30, 2025, purchases of other securities totaled $50.0 million, and proceeds from sales of other securities totaled $48.0 million. Purchases consisted primarily of FHLB stock, and proceeds consisted primarily of redemptions of FHLB stock. Changes in the Company’s FHLB stock holdings directly correlated to FHLB line of credit advances and paydowns.

FRB and FHLB stock

At September 30, 2026 and December 31, 2025, the Company held FRB and FHLB stock for regulatory or debt facility purposes. These are restricted securities which, lacking a market, are carried at cost. There have been no identified events or changes in circumstances that may have an adverse effect on the FRB and FHLB stock carried at cost.

Convertible preferred stock

Other securities include convertible preferred stock without a readily determinable fair value. During the three and nine months ended September 30, 2026, the Company recorded a $4.0 million impairment on a third-party FinTech partnership investment within other non-interest income in the Company’s consolidated statement of operations, compared to no impairment for the three and nine months ended September 30, 2025. During the three and nine months ended September 30, 2026 and 2025, the Company had no purchases of convertible preferred stock.

Equity method investments

Other securities also include equity method investments totaling $38.3 million and $32.4 million at September 30, 2026 and December 31, 2025, respectively. The Company recorded net unrealized gains on equity method investments totaling $1.2 million and $2.6 million during the three and nine months ended September 30, 2026. During the three and nine months ended September 30, 2025, the Company recorded net unrealized gains on equity method investments totaling $1.7 million. These gains were recorded in other non-interest income in the Company’s consolidated statements of operations. The Company recorded $0.1 million and zero impairment related to equity method investments for the nine months ended September 30, 2026 and the year ended December 31, 2025, respectively.

Equity securities with readily determinable fair values

Equity securities with readily determinable fair values are generally traded on an exchange and market prices are readily available. Unrealized gains or losses on equity securities with readily determinable fair values are recognized in other non-interest income in the Company’s consolidated statements of operations. During the nine months ended September 30, 2026, the Company sold $4.6 million of equity securities with readily determinable fair values, resulting in a realized loss totaling $0.7 million recorded within other non-interest income in the Company’s consolidated statement of operations. During the three and nine months ended September 30, 2026, the Company recorded none and $0.1 million of unrealized losses from equity securities with readily determinable fair values, respectively. During the three and nine months ended September 30, 2025, the Company recorded no unrealized gains or losses from equity securities with readily determinable fair values, respectively.

Loans overview

At September 30, 2026, our loan portfolio was comprised of loans originated by the Company and loans that were acquired in connection with the Company’s acquisitions.

The table below shows the loan portfolio composition at the respective dates:

			September 30, 2026 vs.
			December 31, 2025
	September 30, 2026	December 31, 2025	% Change
Originated:
Commercial:
Commercial and industrial	$2,288,210	$1,948,331	17.4%
Municipal and non-profit	1,278,627	1,273,508	0.4%
Owner-occupied commercial real estate	923,027	950,270	(2.9)%
Food and agribusiness	218,895	208,009	(5.2)%
Total commercial	4,708,759	4,380,118	7.5%
Commercial real estate non-owner occupied	1,632,937	1,030,069	58.5%
Residential real estate	1,142,226	927,663	23.1%
Consumer	12,356	12,771	3.2%
Total originated	7,496,278	6,350,621	18.0%

Acquired:
Commercial:
Commercial and industrial	478,692	89,373	435.6%
Municipal and non-profit	234	253	(7.5)%
Owner-occupied commercial real estate	361,778	178,348	102.8%
Food and agribusiness	30,314	20,061	51.1%
Total commercial	871,018	288,035	202.4%
Commercial real estate non-owner occupied	1,088,408	552,359	97.0%
Residential real estate	436,833	242,036	80.5%
Consumer	911	305	198.7%
Total acquired	2,397,170	1,082,735	121.4%
Total loans	$9,893,448	$7,433,356	33.1%

The Company maintains a granular and well-diversified loan portfolio with self-imposed concentration limits. At September 30, 2026, loans totaled $9.9 billion, compared to $7.4 billion at December 31, 2025. The increase was driven by record loan fundings of $2.5 billion during the nine months ended September 30, 2026 on top of Vista loans acquired January 7, 2026 totaling $1.9 billion.

Our commercial and industrial loan portfolio is highly diversified across industry sectors and geography. At September 30, 2026, there were no industry sectors representing more than 15.0% of our total loan portfolio. Key sectors included government/non-profit loans of $1.0 billion, or 10.4% of total loans, and hotel/lodging loans of $649.5 million, or 6.6% of total loans. Also within commercial and industrial, loans in our franchise portfolio were $525.7 million, or 5.3% of total loans, and loans in our healthcare portfolio were $280.8 million, or 2.8% of total loans, at September 30, 2026. The franchise portfolio is diversified across multiple brand concepts and geographies, with a focus on quick serve restaurants and top tier brands. Quick serve restaurants and fitness centers, which are preferred segments, represent approximately 81% of total commitments within the franchise portfolio. The healthcare portfolio is well diversified geographically and exposure to senior living is diversified across a continuum of care types. The Company has also upgraded talent in the specialty banking group serving these segments, including new leaders of both specialty teams, stronger bankers and portfolio managers and new credit risk officers.

The commercial and industrial portfolio also includes loans to companies that operate in the transportation industry. The transportation industry, trucking in particular, has experienced recent economic challenges. As a result of these industry challenges, some of the transportation loans may be subject to higher credit risk. The Company has intentionally reduced exposure to this industry to $97.9 million, or 1.0%, of total loans, at September 30, 2026.

Non-owner occupied CRE loans were 179.8% of the Company’s risk based capital, or 27.5% of total loans, and no specific property type comprised more than 10.0% of total loans. The Company maintains limited exposure to non-owner occupied CRE retail properties and hotel properties, comprising 4.6% and 6.6% of total loans, respectively, including available credit. Multifamily loans totaled $332.4 million, or 3.4%, of total loans, including available credit, at September 30, 2026.

The agriculture industry continues to be impacted by volatile commodity prices and generally by higher input costs, combining to stress margins. Our food and agribusiness portfolio is 2.5% of total loans and is well-diversified across food production, crop and livestock types. Crop and livestock loans represent 0.9% of total loans. We have maintained relationships with food and agribusiness clients that generally possess low leverage and, correspondingly, low bank debt to assets, minimizing any potential credit losses in the future.

New loan origination is a direct result of our ability to recruit and retain top banking talent, connect with clients in our markets and provide needed services at competitive rates. Loan fundings totaled a record $3.1 billion over the trailing 12 months, led by commercial loan fundings of $1.7 billion. Fundings are defined as closed-end funded loans and revolving lines of credit advances, net of any current period paydowns. Management utilizes this more conservative definition of fundings to better approximate the impact of fundings on loans outstanding and ultimately net interest income.

The following table represents new loan fundings for the periods presented:

	Third quarter	Second quarter	First quarter	Fourth quarter	Third quarter
	2026	2026	2026	2025	2025
Commercial:
Commercial and industrial	$286,624	$293,094	$346,250	$237,813	$159,250
Municipal and non-profit	15,852	50,506	45,000	119,918	81,418
Owner occupied commercial real estate	35,314	84,606	49,556	66,798	42,362
Food and agribusiness	13,371	24,251	5,697	4,437	5,015
Total commercial	351,161	452,457	446,503	428,966	288,045
Commercial real estate non-owner occupied	312,364	352,629	268,021	96,482	81,136
Residential real estate	154,868	120,340	89,375	64,161	49,877
Consumer	860	1,460	1,583	1,399	2,142
Total	$819,253	$926,886	$805,482	$591,008	$421,200

Included in fundings are net fundings (paydowns) under revolving lines of credit totaling $123,946, $178,133, $65,273, $95,774, and ($1,591) for the dates noted in the table above, respectively.

The tables below show the contractual maturities of our total loans for the dates indicated:

	September 30, 2026
	Due within	Due after 1 but	Due after 5 but	Due after
	1 year	within 5 years	within 15 years	15 years	Total
Commercial:
Commercial and industrial	$584,636	$1,835,320	$312,237	$34,709	$2,766,902
Municipal and non-profit	41,366	187,247	706,653	343,595	1,278,861
Owner occupied commercial real estate	242,482	491,557	468,416	82,350	1,284,805
Food and agribusiness	112,845	44,760	75,045	16,559	249,209
Total commercial	981,329	2,558,884	1,562,351	477,213	5,579,777
Commercial real estate non-owner occupied	752,362	1,584,510	381,301	3,172	2,721,345
Residential real estate	106,428	255,695	200,671	1,016,265	1,579,059
Consumer	3,809	7,991	1,441	26	13,267
Total loans	$1,843,928	$4,407,080	$2,145,764	$1,496,676	$9,893,448

	December 31, 2025
	Due within	Due after 1 but	Due after 5 but	Due after
	1 year	within 5 years	within 15 years	15 years	Total
Commercial:
Commercial and industrial	$373,744	$1,358,943	$293,546	$11,471	$2,037,704
Municipal and non-profit	23,845	207,944	726,237	315,735	1,273,761
Owner occupied commercial real estate	170,825	428,000	448,893	80,900	1,128,618
Food and agribusiness	34,226	100,263	79,247	14,334	228,070
Total commercial	602,640	2,095,150	1,547,923	422,440	4,668,153
Commercial real estate non-owner occupied	415,208	792,312	365,852	9,056	1,582,428
Residential real estate	42,634	194,423	214,146	718,496	1,169,699
Consumer	4,173	7,440	1,463	—	13,076
Total loans	$1,064,655	$3,089,325	$2,129,384	$1,149,992	$7,433,356

The stated interest rate (which excludes the effects of non-refundable loan origination and commitment fees, net of costs and the accretion of fair value marks) of total loans with maturities over one year is as follows at the dates indicated:

	September 30, 2026
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate
Commercial:
Commercial and industrial	$291,506	5.77%	$1,875,060	6.62%	$2,166,566	6.46%
Municipal and non-profit(1)	1,273,803	4.34%	3,702	6.95%	1,277,505	4.48%
Owner occupied commercial real estate	307,439	4.54%	734,883	6.77%	1,042,322	6.46%
Food and agribusiness	20,155	7.06%	116,210	7.03%	136,365	7.04%
Total commercial	1,892,903	4.81%	2,729,855	6.68%	4,622,758	5.95%
Commercial real estate non-owner occupied	775,468	5.76%	1,193,515	6.22%	1,968,983	6.04%
Residential real estate	459,685	4.80%	1,012,946	5.65%	1,472,631	5.39%
Consumer	4,900	7.27%	4,558	6.78%	9,458	7.03%
Total loans with > 1 year maturity	$3,132,956	5.05%	$4,940,874	6.36%	$8,073,830	5.87%

	December 31, 2025
	Fixed		Variable		Total
		Weighted		Weighted		Weighted
	Balance	average rate	Balance	average rate	Balance	average rate
Commercial:
Commercial and industrial	$319,305	5.97%	$1,344,655	6.57%	$1,663,960	6.46%
Municipal and non-profit(1)	1,250,767	4.24%	17,962	5.07%	1,268,729	4.31%
Owner occupied commercial real estate	244,861	4.33%	712,932	6.91%	957,793	6.46%
Food and agribusiness	20,817	6.85%	173,027	6.53%	193,844	6.56%
Total commercial	1,835,750	4.69%	2,248,576	6.66%	4,084,326	5.81%
Commercial real estate non-owner occupied	445,733	4.74%	721,486	6.06%	1,167,219	5.56%
Residential real estate	425,431	4.28%	701,634	5.53%	1,127,065	5.06%
Consumer	5,121	6.95%	3,782	6.72%	8,903	6.85%
Total loans with > 1 year maturity	$2,712,035	4.64%	$3,675,478	6.33%	$6,387,513	5.63%

(1)

Included in municipal and non-profit fixed rate loans are loans totaling $397,167 and $365,224 that have been swapped to variable rates at current market pricing at September 30, 2026 and December 31, 2025, respectively. Included in the municipal and non-profit segment are tax-exempt loans totaling $1,042,173 and $1,013,078 with an FTE weighted average rate of 4.93% and 4.79% at September 30, 2026 and December 31, 2025, respectively.

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

Non-performing assets and past due loans

Non-performing assets consist of non-accrual loans and OREO. Interest income that would have been recorded had non-accrual loans performed in accordance with their original contract terms during the three and nine months ended September 30, 2026 was $0.9 million and $2.2 million, respectively, and $0.5 million and $1.8 million during the three and nine months ended September 30, 2025, respectively.

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

The following table sets forth the non-performing assets and past due loans as of the dates presented:

	September 30, 2026	December 31, 2025
Non-performing loans	$43,917	$24,912
OREO	5,082	1,674
Total non-performing assets	$48,999	$26,586

Loans 90 days or more past due and still accruing interest	$16,762	$15,417
Non-accrual loans	43,917	24,912
Total loans 90 days or more past due and non-accrual loans	$60,679	$40,329

Loans 30-89 days past due and still accruing interest	$14,010	$11,961
Accruing modified loans	46,744	43,838
Allowance for credit losses	109,866	87,415
Non-performing loans to total loans	0.44%	0.34%
Total 90 days past due and still accruing interest and non-accrual loans to total loans	0.61%	0.54%
Total non-performing assets to total loans and OREO	0.50%	0.36%
ACL to non-performing loans	250.17%	350.90%

At September 30, 2026, non-performing loans to total loans increased ten basis points to 0.44%, compared to 0.34% at December 31, 2025. The increase was primarily driven by $15.9 million of specifically identified commercial loan relationships in the healthcare and franchise industries placed on non-accrual during the three months ended September 30, 2026 in connection with the third quarter credit events.

Loans 30-89 days past due and still accruing interest to total loans improved two basis points to 0.14% as of September 30, 2026, compared to 0.16% of total loans as of December 31, 2025. Loans 90 days or more past due and still accruing interest improved four basis points to 0.17% at September 30, 2026, compared to 0.21% at December 31, 2025, respectively. Non-performing assets to total loans and OREO were 0.50% at September 30, 2026, compared to 0.36% at December 31, 2025.

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

On October 1, 2026, the Company disclosed it expected to recognize material impairments related to specifically identified commercial loan relationships, primarily in the franchise and healthcare industries. Following completion of management's quarter-end evaluation, the Company recorded $46.8 million of charge-offs primarily within the originated loan portfolio and $37.7 million of provision expense related to these relationships during the three months ended September 30, 2026. After recognizing the impairments, the carrying value of these relationships totaled $18.2 million and were included in non-performing assets as of September 30, 2026.  The workout process, which in some cases involves litigation, for the credits is ongoing, and as such, further adjustment to collateral valuations could occur as new information arises. The Company believes the charge-offs are borrower-specific and not indicative of broader deterioration within the loan portfolio.

At September 30, 2026 and December 31, 2025, the allowance for credit losses totaled $109.9 million and $87.4 million, respectively. As a result of the Vista acquisition, the Company recorded $37.1 million of allowance for credit losses for the loans acquired. The remaining increase during the nine months ended September 30, 2026, excluding net charge-offs, was primarily driven by provision expense recorded related to the previously mentioned write downs on specifically identified commercial loans. Specific reserves on individually evaluated loans totaled $9.3 million at September 30, 2026, compared to $8.1 million at December 31, 2025.

During the three and nine months ended September 30, 2026, net charge-offs totaled $46.3 million and $60.4 million, respectively. The ratio of annualized net charge-offs to average total loans totaled 1.88% and 0.85% for the three and nine months ended September 30, 2026, respectively. During the three and nine months ended September 30, 2025, net recoveries totaled $0.9 million and net charge-offs totaled $15.2 million, respectively. The ratio of annualized net recoveries to average total loans totaled 0.05% for the three months ended September 30, 2025, and the ratio of annualized net charge-offs to average total loans totaled 0.27% for the nine months ended September 30, 2025.

The Company has elected to exclude AIR from the ACL calculation. As of September 30, 2026 and December 31, 2025, AIR from loans totaled $52.0 million and $38.3 million, respectively. When a loan is placed on non-accrual, any recorded AIR is reversed against interest income.

Total ACL

After considering the above-mentioned factors, we believe the ACL of $109.9 million is adequate to cover estimated lifetime losses inherent in the loan portfolio at September 30, 2026. However, it is likely that future adjustments to the ACL will be necessary. Any changes to the underlying assumptions, circumstances or estimates, including but not limited to changes in the underlying macro-economic forecast, used in determining the ACL, could negatively or positively affect the Company’s results of operations, liquidity or financial condition.

The following schedules present, by class stratification, the changes in the ACL during the periods listed:

	As of and for the three months ended
	September 30, 2026		September 30, 2025
	Total ACL	% NCOs(1)	Total ACL	% NCOs(1)
Beginning allowance for credit losses	$110,271		$88,893
Allowance for credit loss at acquisition	5,164		—
Charge-offs:
Commercial	(47,027)	1.87%	(1,410)	0.00%
Commercial real estate non owner-occupied	—	0.00%	—	0.00%
Residential real estate	(9)	0.00%	(27)	0.00%
Consumer	(172)	0.01%	(180)	0.01%
Total charge-offs	(47,208)		(1,617)
Recoveries	888		2,504
Net charge-offs	(46,320)	1.88%	887	(0.05)%
Provision expense (release) for credit losses on loans	40,751		(1,500)
Ending allowance for credit losses	$109,866		$88,280
Average total loans outstanding during the period	$9,771,279		$7,376,685

	As of and for the nine months ended
	September 30, 2026		September 30, 2025
	Total ACL	% NCOs(1)	Total ACL	% NCOs(1)
Beginning allowance for credit losses	$87,415		$94,455
Allowance for credit loss at acquisition	37,099		—
Charge-offs:
Commercial	(60,788)	0.84%	(15,957)	0.24%
Commercial real estate non owner-occupied	(1)	0.00%	(1,467)	0.02%
Residential real estate	(85)	0.00%	(28)	0.00%
Consumer	(597)	0.01%	(574)	0.01%
Total charge-offs	(61,471)		(18,026)
Recoveries	1,025		2,812
Net charge-offs	(60,446)	0.85%	(15,214)	0.27%
Provision expense for credit losses on loans	45,798		9,039
Ending allowance for credit losses	$109,866		$88,280
Ratio of ACL to total loans outstanding at period end	1.11%		1.19%
Ratio of ACL to total non-performing loans at period end	250.17%		330.45%
Total loans	$9,893,448		$7,429,501
Average total loans outstanding during the period	9,547,010		7,521,773
Non-performing loans	43,917		26,715

(1)	Ratio of annualized net charge-offs to average total loans.

The following tables present the allocation of the ACL and the percentage of the total amount of loans in each loan category listed as of the dates presented:

	September 30, 2026
				ACL as a %
	Total loans	% of total loans	Related ACL	of total ACL
Commercial	$5,579,777	56.4%	$52,302	47.6%
Commercial real estate non-owner occupied	2,721,345	27.5%	34,913	31.7%
Residential real estate	1,579,059	16.0%	22,363	20.4%
Consumer	13,267	0.1%	288	0.3%
Total	$9,893,448	100.0%	$109,866	100.0%

	December 31, 2025
				ACL as a %
	Total loans	% of total loans	Related ACL	of total ACL
Commercial	$4,668,153	62.8%	$47,482	54.3%
Commercial real estate non-owner occupied	1,582,428	21.3%	23,076	26.4%
Residential real estate	1,169,699	15.7%	16,597	19.0%
Consumer	13,076	0.2%	260	0.3%
Total	$7,433,356	100.0%	$87,415	100.0%

Deposits

Deposits from banking clients serve as a primary funding source for our banking operations, and our ability to gather and manage deposit levels is critical to our success. Deposits not only provide a lower-cost funding source for our loans, but also provide a foundation for the client relationships that are critical to future loan growth. We maintain a granular and well diversified deposit base with no exposure to venture capital or crypto deposits. The following table presents information regarding our deposit composition at September 30, 2026 and December 31, 2025:

					Increase (decrease)
	September 30, 2026		December 31, 2025		Amount	% Change
Non-interest bearing demand deposits	$2,656,315	25.2%	$2,204,241	26.6%	$452,074	20.5%
Interest bearing demand deposits	1,626,488	15.4%	1,237,006	14.9%	389,482	31.5%
Savings accounts	617,604	5.9%	610,004	7.3%	7,600	1.2%
Money market accounts	4,376,658	41.5%	3,091,612	37.3%	1,285,046	41.6%
Total transaction deposits	9,277,065	88.0%	7,142,863	86.1%	2,134,202	29.9%
Time deposits < $250,000	913,228	8.6%	825,624	10.0%	87,604	10.6%
Time deposits ≥ $250,000	354,740	3.4%	324,147	3.9%	30,593	9.4%
Total time deposits	1,267,968	12.0%	1,149,771	13.9%	118,197	10.3%
Total deposits	$10,545,033	100.0%	$8,292,634	100.0%	$2,252,399	27.2%

The following table shows uninsured time deposits by scheduled maturity as of September 30, 2026:

September 30, 2026
Three months or less	$87,551
Over 3 months through 6 months	58,147
Over 6 months through 12 months	94,625
Thereafter	37,270
Total uninsured time deposits	$277,593

At September 30, 2026 and December 31, 2025, time deposits that were scheduled to mature within 12 months totaled $1.1 billion and $1.0 billion, respectively. Of the time deposits scheduled to mature within 12 months at September 30, 2026, $321.7 million were in denominations of $250 thousand or more, and $791.7 million were in denominations less than $250 thousand. Approximately 69% of our total deposits were FDIC insured at September 30, 2026. Additionally, the Company participates in the IntraFi Cash Service program, which allows depositors to receive reciprocal FDIC insurance coverage. The Company had $1.1 billion and $0.8 billion of deposits in the program at September 30, 2026 and December 31, 2025, respectively.

Long-term debt

During the first quarter of 2026, the Company closed a public offering of fixed-to-floating rate subordinated notes totaling $150.0 million. The balance on the notes at September 30, 2026, net of long-term debt issuance costs of $2.6 million, totaled $147.4 million. During the three and nine months ended September 30, 2026, interest expense totaling $2.3 million and $5.6 million, respectively, was recorded in the consolidated statements of operations. From the issue date to February 15, 2031, or the date of earlier redemption, the Company will pay interest on the notes semi-annually in arrears on February 15 and August 15 of each year, commencing on August 15, 2026, at a fixed annual interest rate equal to 5.875%. From February 15, 2031 to the maturity date, or the date of earlier redemption, the floating interest rate per annum will be equal to the three-month term SOFR plus a spread of 241 basis points, payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, commencing on May 15, 2031. The notes will mature on February 15, 2036. The Company may, at its option, redeem the notes in whole or in part beginning with the interest payment date of February 15, 2031 and on any interest payment date thereafter. The Company deployed the net proceeds from the sale of the notes for general corporate purposes.

The Company also holds a fixed-to-floating rate note totaling $40.0 million. The balance on the note at September 30, 2026 and December 31, 2025, net of long-term debt issuance costs totaled $40.0 million. Interest expense totaling $0.3 million and $0.9 million was recorded in the consolidated statements of operations for the three and nine months ended September 30, 2026, respectively. Interest expense totaling $0.3 million and $0.9 million was recorded in the consolidated statements of operations for the three and nine months ended September 30, 2025. The note is subordinated, unsecured and matures on November 15, 2031. Payments are interest only. Interest expense on the note is payable semi-annually in arrears and will bear interest at 3.00% per annum until November 15, 2026 (or any earlier redemption date). From November 15, 2026 until November 15, 2031 (or any earlier redemption date) payments will be made quarterly in arrears, and the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month term SOFR plus 203 basis points. The Company deployed the net proceeds from the sale of the note for general corporate purposes. Prior to November 5, 2026, the Company may redeem the note only under certain limited circumstances. Beginning on November 5, 2026 through maturity, the note may be redeemed, at the Company’s option, on any scheduled interest payment date. Any redemption by the Company would be at a redemption price equal to 100% of the principal amount of the note being redeemed, together with any accrued and unpaid interest on the note being redeemed up to but excluding the date of redemption. The note is not subject to redemption at the option of the holder.

As part of the acquisition of BOJH on October 1, 2022, the Company assumed three subordinated fixed-to-floating rate notes totaling $15.0 million. The balance on the notes at September 30, 2026 and December 31, 2025, net of the fair value adjustment from the acquisition, totaled $15.0 million. Interest expense related to the notes totaling $0.1 million and $0.4 million was recorded in the consolidated statements of operations during the three and nine months ended September 30, 2026 and 2025, respectively. The three notes, containing similar terms, are subordinated, unsecured and mature on June 15, 2031. Payments are interest only. Interest expense on the notes is payable semi-annually in arrears and bore interest at 3.75% per annum until June 15, 2026 (or any earlier redemption date). From June 15, 2026 until June 15, 2031 (or any earlier redemption date) payments will be made quarterly in arrears, and the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month term SOFR plus 306 basis points. Beginning on June 15, 2026 through maturity, the notes may be redeemed, at the Company’s option, on any scheduled interest payment date. Any redemption by the Company would be at a redemption price equal to 100% of the principal amount of the notes being redeemed, together with any accrued and unpaid interest on the notes being redeemed up to but excluding the date of redemption. The notes are not subject to redemption at the option of the holder.

Other borrowings

At September 30, 2026 and December 31, 2025, the Company sold securities under agreements to repurchase totaling $22.5 million and $17.4 million, respectively. In addition, as a member of the FHLB, the Company has access to a line of credit and term financing from the FHLB with total available credit of $2.2 billion at September 30, 2026. The Company may utilize the FHLB line of credit as a funding mechanism for originated loans and loans held for sale. At September 30, 2026 and December 31, 2025, NBH Bank had $125.0 million and no outstanding borrowings with the FHLB, respectively. The Company may pledge investment securities and loans as collateral for FHLB advances. There were no investment securities pledged at September 30, 2026 or December 31, 2025. Loans pledged were $3.6 billion and $2.4 billion at September 30, 2026 and December 31, 2025, respectively. The Company incurred $0.9 million and $2.0 million of interest expense related to FHLB advances or other short-term borrowings for the three and nine months ended September 30, 2026, respectively. During the three and nine months ended September 30, 2025, the Company incurred $0.4 million and $2.7 million, respectively, of interest expense related to FHLB advances or other short-term borrowings.

Regulatory Capital

Our subsidiary banks and the holding company are subject to the regulatory capital adequacy requirements of the Federal Reserve Board and the FDIC, as applicable. Failure to meet the minimum capital requirements can initiate certain mandatory and possibly further discretionary actions by regulators that could have a material adverse effect on us. At September 30, 2026 and December 31, 2025, our subsidiary banks and the consolidated holding company exceeded all capital ratio requirements under prompt corrective action and other regulatory requirements, as further detailed in note 10 of our consolidated financial statements.

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

Overview of results of operations

For the three months ended September 30, 2026, net loss totaled $8.7 million, or ($0.20) per diluted share, compared to net income of $35.3 million, or $0.92 earnings per diluted share, for the three months ended September 30, 2025. Current quarter results were negatively impacted by $40.6 million of provision expense, primarily due to third quarter charges-offs within the franchise and healthcare industries, $15.2 million of acquisition and restructuring expense and a $4.0 million impairment on a third-party FinTech partnership investments classified within other securities. Adjusted net income, excluding acquisition and restructuring charges of $11.7 million and $1.3 million, after tax, for the three months ended September 30, 2026 and 2025, respectively, totaled $2.9 million and $36.6 million, for the three months ended September 30, 2026 and 2025, respectively. Adjusted earnings per diluted share totaled $0.06 and $0.96 for the three months ended September 30, 2026 and 2025, respectively.

Net income totaled $38.5 million, or $0.84 per diluted share, for the nine months ended September 30, 2026, compared to net income of $93.5 million, or $2.43 per diluted share, for the nine months ended September 30, 2025. Current period results were negatively impacted by $46.1 million of provision expense, primarily due to third quarter charge-offs within the franchise and healthcare industries, $42.0 million of acquisition and restructuring expense, and a $4.0 million impairment on a third-party FinTech partnership investment classified within other securities. Adjusted net income, excluding acquisition and restructuring charges of $32.3 million and $1.3 million, after tax, for the nine months ended September 30, 2026 and 2025, respectively, totaled $70.9 million and $94.9 million, for the nine months ended September 30, 2026 and 2025, respectively. Adjusted earnings per diluted share totaled $1.56 for the nine months ended September 30, 2026, compared to $2.47 for the nine months ended September 30, 2025.

Pre-provision net revenue FTE totaled $99.4 million and $129.0 million for the nine months ended September 30, 2026 and 2025, respectively. Excluding acquisition and restructuring charges, adjusted pre-provision net revenue FTE increased $10.6 million, or 8.1%, to $141.4 million for the nine months ended September 30, 2026, compared to $130.8 million for the same period in the prior year.

The return on average assets totaled 0.42% and 1.27% for the nine months ended September 30, 2026 and 2025, respectively. Excluding acquisition and restructuring charges, the adjusted return on average tangible assets totaled 0.87% for the nine months ended September 30, 2026, compared to 1.40% for the same period in the prior year.

The return on average equity totaled 3.07% for the nine months ended September 30, 2026, compared to 9.30% for the nine months ended September 30, 2025. Excluding acquisition and restructuring charges, the adjusted return on average tangible common equity for the nine months ended September 30, 2026 was 8.67%, compared to 13.23% for the nine months ended September 30, 2025.

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

The table below presents the components of net interest income on an FTE basis for the three months ended September 30, 2026 and 2025.

	For the three months ended			For the three months ended
	September 30, 2026			September 30, 2025
	Average balance	Interest	Average rate	Average balance	Interest	Average rate
Interest earning assets:
Originated loans FTE(1)(2)(3)	$7,242,490	$110,606	6.06%	$6,213,268	$103,600	6.62%
Acquired loans	2,555,867	46,146	7.16%	1,183,171	18,151	6.09%
Loans held for sale	18,273	262	5.69%	21,964	366	6.61%
Investment securities available-for-sale	645,657	4,430	2.74%	693,173	4,679	2.70%
Investment securities held-to-maturity	774,413	6,249	3.23%	705,927	5,313	3.01%
Other securities	43,686	744	6.81%	32,461	409	5.04%
Interest earning deposits	132,863	1,170	3.49%	149,867	1,705	4.51%
Total interest earning assets FTE(2)	$11,413,249	$169,607	5.90%	$8,999,831	$134,223	5.92%
Cash and due from banks	$95,446			$78,598
Other assets	1,042,235			806,872
Allowance for credit losses	(112,023)			(88,787)
Total assets	$12,438,907			$9,796,514
Interest bearing liabilities:
Interest bearing demand, savings and money market deposits	$6,474,638	$39,974	2.45%	$4,929,785	$33,095	2.66%
Time deposits	1,264,037	10,380	3.26%	1,111,958	9,791	3.49%
Federal Home Loan Bank advances	95,561	945	3.92%	33,682	391	4.61%
Other borrowings(4)	47,001	227	1.92%	34,429	242	2.79%
Long-term debt, net	202,011	2,909	5.71%	54,471	519	3.78%
Total interest bearing liabilities	$8,083,248	$54,435	2.67%	$6,164,325	$44,038	2.83%
Demand deposits	$2,542,154			$2,150,330
Other liabilities	134,269			116,548
Total liabilities	10,759,671			8,431,203
Shareholders’ equity	1,679,236			1,365,311
Total liabilities and shareholders’ equity	$12,438,907			$9,796,514
Net interest income FTE(2)		$115,172			$90,185
Interest rate spread FTE(2)			3.23%			3.09%
Net interest earning assets	$3,330,001			$2,835,506
Net interest margin FTE(2)			4.00%			3.98%
Average transaction deposits	$9,016,792			$7,080,115
Average total deposits	10,280,829			8,192,073
Ratio of average interest earning assets to average interest bearing liabilities	141.20%			146.00%

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Presented on an FTE basis using the statutory tax rate of 21% for all periods presented. The taxable equivalent adjustments included above are $2,272 and $1,985 for the three months ended September 30, 2026 and 2025, respectively.

(3)	Loan fees included in interest income totaled $4,038 and $3,353 for the three months ended September 30, 2026 and 2025, respectively.
(4)	Other borrowings includes securities sold under agreements to repurchase and cash collateral received from counterparties in connection with derivative swap agreements.

Net interest income increased $24.7 million, or 28.0%, to $112.9 million during the three months ended September 30, 2026, compared to the three months ended September 30, 2025. Net interest income on an FTE basis increased $25.0 million to $115.2 million during the three months ended September 30, 2026, compared to the three months ended September 30, 2025. During the three months ended September 30, 2026, the net interest margin FTE totaled 4.00%, compared to 3.98% for the three months ended

September 30, 2025. The cost of deposits improved 14 basis points to 1.94%, partially offset by a two basis point decrease in earning asset yields compared to the three months ended September 30, 2025.

Average loans comprised $9.8 billion, or 85.9%, of total average interest earning assets during the three months ended September 30, 2026, compared to $7.4 billion, or 82.2%, during the three months ended September 30, 2025. Average loans increased $2.4 billion driven by a $1.4 billion increase in average acquired loans and $1.0 billion of average originated loan growth. Our Vista acquisition added $1.9 billion in total loans on January 7, 2026.

Average investment securities comprised 12.4% and 15.5% of total interest earning assets during the three months ended September 30, 2026 and 2025, respectively. Average interest bearing cash balances totaled $132.9 million and $149.9 million during the three months ended September 30, 2026 and 2025, respectively.

Average interest bearing liabilities increased $1.9 billion during the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The increase was primarily driven by higher interest bearing demand, savings and money market deposits totaling $1.5 billion, time deposits totaling $152.1 million, and long-term debt totaling $147.5 million. The Vista acquisition added $2.2 billion of total deposits, including $2.0 billion of transaction deposits and $0.2 billion of time deposits on January 7, 2026.

The table below presents the components of net interest income on an FTE basis for the nine months ended September 30, 2026 and 2025:

	For the nine months ended			For the nine months ended
	September 30, 2026			September 30, 2025
	Average balance	Interest	Average rate	Average balance	Interest	Average rate
Interest earning assets:
Originated loans FTE(1)(2)(3)	$6,779,938	$310,373	6.12%	$6,279,001	$308,220	6.56%
Acquired loans	2,789,118	143,780	6.89%	1,265,326	57,095	6.03%
Loans held for sale	19,479	862	5.92%	20,953	1,069	6.82%
Investment securities available-for-sale	667,603	14,050	2.81%	703,442	13,957	2.65%
Investment securities held-to-maturity	752,761	17,726	3.14%	685,278	14,606	2.84%
Other securities	40,949	1,948	6.34%	31,473	1,355	5.74%
Interest earning deposits	233,342	6,444	3.69%	85,608	2,926	4.57%
Total interest earning assets FTE(2)	$11,283,190	$495,183	5.87%	$9,071,081	$399,228	5.88%
Cash and due from banks	$96,870			$78,327
Other assets	1,045,708			803,544
Allowance for credit losses	(108,018)			(91,499)
Total assets	$12,317,750			$9,861,453
Interest bearing liabilities:
Interest bearing demand, savings and money market deposits	$6,377,358	$115,532	2.42%	$4,980,629	$98,364	2.64%
Time deposits	1,287,835	32,092	3.33%	1,070,419	27,634	3.45%
Federal Home Loan Bank advances	64,607	1,952	4.04%	77,900	2,666	4.58%
Other borrowings(4)	38,196	518	1.81%	41,944	902	2.88%
Long-term debt, net	180,055	7,402	5.50%	54,528	1,555	3.81%
Total interest bearing liabilities	$7,948,051	$157,496	2.65%	$6,225,420	$131,121	2.82%
Demand deposits	$2,533,089			$2,166,671
Other liabilities	158,689			124,546
Total liabilities	10,639,829			8,516,637
Shareholders’ equity	1,677,921			1,344,816
Total liabilities and shareholders’ equity	$12,317,750			$9,861,453
Net interest income FTE(2)		$337,687			$268,107
Interest rate spread FTE(2)			3.22%			3.06%
Net interest earning assets	$3,335,139			$2,845,661
Net interest margin FTE(2)			4.00%			3.95%
Average transaction deposits	$8,910,447			$7,147,300
Average total deposits	10,198,282			8,217,719
Ratio of average interest earning assets to average interest bearing liabilities	141.96%			145.71%

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Presented on an FTE basis using the statutory tax rate of 21% for all periods presented. The taxable equivalent adjustments included above are $6,693 and $5,807 for the nine months ended September 30, 2026 and 2025, respectively.

(3)	Loan fees included in interest income totaled $10,706 and $9,724 for the nine months ended September 30, 2026 and 2025, respectively.
(4)	Other borrowings includes securities sold under agreements to repurchase and cash collateral received from counterparties in connection with derivative swap agreements.

Net interest income increased $68.7 million, or 26.2%, to $331.0 million during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. Net interest income on an FTE basis increased $69.6 million, or 26.0%, to $337.7 million during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. During the nine months ended September 30, 2026, the net interest margin FTE expanded five basis points to 4.00%, compared to the nine months ended September 30, 2025. Cost of funds improved eight basis points to 2.01%, during the nine months ended September 30, 2026, partially offset by a one basis point decrease in earning asset yields, compared to the nine months ended September 30, 2025.

Average loans comprised $9.6 billion, or 84.8%, of total average interest earning assets during the nine months ended September 30, 2026, compared to $7.5 billion, or 83.2%, during the nine months ended September 30, 2025. Average loans increased $2.0 billion driven by a $1.5 billion increase in average acquired loans and $0.5 billion of average originated loan growth. Our Vista acquisition added $1.9 billion in total loans on January 7, 2026.

Average investment securities comprised 12.6% and 15.3% of total interest earning assets during the nine months ended September 30, 2026 and 2025, respectively. Average interest bearing cash balances totaled $233.3 million during the nine months ended September 30, 2026, compared to $85.6 million for the same period in the prior year.

Average interest bearing liabilities increased $1.7 billion during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The increase was primarily driven by higher interest bearing demand, savings and money market deposits totaling $1.4 billion, time deposits totaling $217.4 million, and long-term debt totaling $125.5 million. The increase was partially offset by decreases in FHLB advances totaling $13.3 million. The Vista acquisition added $2.2 billion of total deposits, including $2.0 billion of transaction deposits and $0.2 billion of time deposits on January 7, 2026.

The following table summarizes the changes in net interest income on an FTE basis by major category of interest earning assets and interest bearing liabilities, identifying changes related to volume and changes related to rates for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025:

	Three months ended September 30, 2026			Nine months ended September 30, 2026
	compared to			compared to
	Three months ended September 30, 2025			Nine months ended September 30, 2025
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Originated loans FTE(1)(2)(3)	$15,718	$(8,712)	$7,006	$22,932	$(20,779)	$2,153
Acquired loans	24,784	3,211	27,995	78,552	8,133	86,685
Loans held for sale	(53)	(51)	(104)	(65)	(142)	(207)
Investment securities available-for-sale	(326)	77	(249)	(754)	847	93
Investment securities held-to-maturity	553	383	936	1,589	1,531	3,120
Other securities	191	144	335	451	142	593
Interest earning deposits	(150)	(385)	(535)	4,080	(562)	3,518
Total interest income	$40,717	$(5,333)	$35,384	$106,785	$(10,830)	$95,955
Interest expense:
Interest bearing demand, savings and money market deposits	$9,538	$(2,659)	$6,879	$25,303	$(8,135)	$17,168
Time deposits	1,249	(660)	589	5,418	(960)	4,458
Federal Home Loan Bank advances	612	(58)	554	(402)	(312)	(714)
Other borrowings(4)	61	(76)	(15)	(51)	(333)	(384)
Long-term debt, net	2,125	265	2,390	5,160	687	5,847
Total interest expense	13,585	(3,188)	10,397	35,428	(9,053)	26,375
Net change in net interest income	$27,132	$(2,145)	$24,987	$71,357	$(1,777)	$69,580

(1)	Originated loans are net of deferred loan fees, less costs, which are included in interest income over the life of the loan.
(2)

Presented on an FTE basis using the statutory tax rate of 21% for all periods presented. The taxable equivalent adjustments included above are $2,272 and $1,985 for the three months ended September 30, 2026 and 2025, respectively. The taxable equivalent adjustments included above are $6,693 and $5,807 for the nine months ended September 30, 2026 and 2025, respectively.

(3)

Loan fees included in interest income totaled $4,038 and $3,353 for the three months ended September 30, 2026 and 2025, respectively. Loan fees included in interest income totaled $10,706 and $9,724 for the nine months ended September 30, 2026 and 2025, respectively.

(4)	Other borrowings includes securities sold under agreements to repurchase and cash collateral received from counterparties in connection with derivative swap agreements.

Below is a breakdown of average deposits and the average rates paid during the periods indicated:

	For the three months ended				For the nine months ended
	September 30, 2026		September 30, 2025		September 30, 2026		September 30, 2025
		Average		Average		Average		Average
	Average	rate	Average	rate	Average	rate	Average	rate
	balance	paid	balance	paid	balance	paid	balance	paid
Non-interest bearing demand	$2,542,154	0.00%	$2,150,330	0.00%	$2,533,089	0.00%	$2,166,671	0.00%
Interest bearing demand	1,585,547	2.14%	1,210,126	2.36%	1,546,104	2.11%	1,290,170	2.37%
Money market accounts	4,266,719	2.77%	3,117,618	3.09%	4,201,898	2.75%	3,077,321	3.07%
Savings accounts	622,372	1.00%	602,041	1.09%	629,356	0.99%	613,138	1.06%
Time deposits	1,264,037	3.26%	1,111,958	3.49%	1,287,835	3.33%	1,070,419	3.45%
Total average deposits	$10,280,829	1.94%	$8,192,073	2.08%	$10,198,282	1.94%	$8,217,719	2.05%

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

During the three months ended September 30, 2026, the Company recorded provision expense for credit losses totaling $40.6 million, including $40.7 million of provision expense for funded loans and a provision release of $0.1 million for unfunded loan commitments. During the nine months ended September 30, 2026, the Company recorded provision expense for credit losses totaling $46.1 million, including $45.8 million of provision expense for funded loans and $0.3 million of provision expense for unfunded loan commitments. The increase was primarily due to third quarter charge-offs within the franchise and healthcare industries.

During the three months ended September 30, 2025, the Company recorded provision release for funded loans totaling $1.5 million, primarily driven by the recovery of one previously charged off credit. During the nine months ended September 30, 2025, the Company recorded provision expense for credit losses of $8.7 million, including provision expense for funded loans totaling $9.0 million and a provision release of $0.3 million for unfunded loan commitments.

Non-interest income

The table below details the components of non-interest income for the periods presented:

	For the three months ended September 30,		For the nine months ended September 30,		Three months		Nine months
					Increase (decrease)		Increase (decrease)
	2026	2025	2026	2025	Amount	% Change	Amount	% Change
Service charges	$4,456	$4,340	$13,149	$12,585	$116	2.7%	$564	4.5%
Bank card fees	4,929	4,505	13,879	13,431	424	9.4%	448	3.3%
Mortgage banking income	1,796	2,895	6,961	8,757	(1,099)	(38.0)%	(1,796)	(20.5)%
Bank-owned life insurance income	916	795	2,706	2,335	121	15.2%	371	15.9%
Other non-interest income	1,441	8,156	14,342	16,025	(6,715)	(82.3)%	(1,683)	(10.5)%
Gain on security sales	—	—	246	—	—	100.0%	246	100.0%
Total non-interest income	$13,538	$20,691	$51,283	$53,133	$(7,153)	(34.6)%	$(1,850)	(3.5)%

Non-interest income totaled $13.5 million for the three months ended September 30, 2026, compared to $20.7 million for the three months ended September 30, 2025. Other non-interest income decreased $6.7 million, primarily due to a $4.0 million impairment on a third-party FinTech partnership investment classified within other securities. Mortgage banking income decreased $1.1 million driven by the current rate environment. These decreases were partially offset by a $0.4 million increase in bank card fee income. Included in the three months ended September 30, 2025 were $2.1 million of unrealized gains on partnership investments included within other non-interest income.

Non-interest income totaled $51.3 million for the nine months ended September 30, 2026, compared to $53.1 million for the nine months ended September 30, 2025. Other non-interest income decreased $1.7 million, primarily driven by $4.0 million of impairment on a third-party FinTech partnership investment within other securities. Mortgage banking income decreased $1.8 million driven by the current rate environment during the nine months ended September 30, 2026. These decreases were mostly offset by increases in our diversified sources of fee income including service charges, bank card fees, trust income and swap fee income. Included in the nine months ended September 30, 2025 were $2.1 million of unrealized gains on partnership investments included within other non-interest income.

Non-interest expense

The table below details the components of non-interest expense for the periods presented:

	For the three months ended		For the nine months ended
	September 30,		September 30,		Three months		Nine months
					Increase (decrease)		Increase (decrease)
	2026	2025	2026	2025	Amount	% Change	Amount	% Change
Salaries and benefits	$56,869	$37,779	$168,205	$109,887	$19,090	50.5%	$58,318	53.1%
Occupancy and equipment	16,838	12,383	48,826	32,656	4,455	36.0%	16,170	49.5%
Data processing	7,663	4,751	23,261	13,604	2,912	61.3%	9,657	71.0%
Marketing and business development	1,514	948	4,941	2,862	566	59.7%	2,079	72.6%
FDIC deposit insurance	1,405	1,041	4,165	3,357	364	35.0%	808	24.1%
Bank card expenses	1,636	1,033	4,031	3,404	603	58.4%	627	18.4%
Professional fees	2,142	3,249	7,376	6,352	(1,107)	(34.1)%	1,024	16.1%
Other non-interest expense	7,292	4,116	21,444	14,202	3,176	77.2%	7,242	51.0%
Other intangible assets amortization	2,433	1,946	7,330	5,870	487	25.0%	1,460	24.9%
Total non-interest expense	$97,792	$67,246	$289,579	$192,194	$30,546	45.4%	$97,385	50.7%

During the three months ended September 30, 2026, non-interest expense increased $30.5 million, compared to the three months ended September 30, 2025. Non-interest expense during the three months ended September 30, 2026 and 2025 included $15.2 million and $1.7 million of acquisition and restructuring expenses, respectively. Excluding these items, adjusted non-interest expense totaled $82.6 million for the three months ended September 30, 2026, an increase of $17.1 million compared to $65.5 million for the three months ended September 30, 2025 primarily due to our recent acquisition.

During the nine months ended September 30, 2026, non-interest expense increased $97.4 million to $289.6 million, compared to the same period during the prior year due to our recent acquisition. Non-interest expense during the nine months ended September 30, 2026 and 2025 included $42.0 million and $1.7 million of acquisition and restructuring expenses, respectively. Excluding these items, the current period adjusted non-interest expense totaled $247.8 million, an increase from the same period prior year primarily due to our recent acquisition. Occupancy and equipment expense during the nine months ended September 30, 2026, included a full period of 2UniFiSM capitalized asset depreciation in connection with the launch of 2UniFi in the third quarter of 2025.

Income taxes

Income tax benefit totaled $3.2 million for the three months ended September 30, 2026, compared to income tax expense of $8.0 million for the nine months ended September 30, 2026. Income tax expense for the three and nine months ended September 30, 2025 totaled $7.9 million and $21.0 million, respectively. Changes between periods were primarily driven by changes in pre-tax income and pre-tax loss for the three months ended September 30, 2026. The effective tax rate for the three and nine months ended September 30, 2026 was 26.9% and 17.3%, respectively, compared to 18.2% and 18.3% for the same periods in the prior year.

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

On-balance sheet liquidity is represented by our cash and cash equivalents, and unencumbered investment securities, and is detailed in the table below as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Cash and due from banks	$364,798	$417,058
Unencumbered investment securities, at fair value	546,683	466,935
Total	$911,481	$883,993

Total on-balance sheet liquidity increased $27.5 million at September 30, 2026 compared to December 31, 2025, driven by higher unencumbered investment securities of $79.7 million. As of September 30, 2026, approximately $735.4 million of investment securities were pledged to secure client deposits and repurchase agreements.

The Company’s investment portfolio remains positioned in liquid and readily marketable instruments and is a significant source of on-balance sheet collateral to secure borrowing capacity. Our investment securities portfolio is evaluated under established Asset and Liability Committee objectives and is structured as a liquidity portfolio, and only security fair values are used for the liquidity assessment. The fair value of total investment securities was $1.3 billion at September 30, 2026, compared to $1.1 billion at December 31, 2025. As of September 30, 2026, the fair value was inclusive of pre-tax net unrealized losses of $81.7 million on the available-for-sale securities portfolio. Additionally, our held-to-maturity securities portfolio had $81.3 million of pre-tax net unrealized losses. The gross unrealized gains and losses are detailed in note 4 of our consolidated financial statements. As of September 30, 2026, our investment securities portfolio consisted primarily of MBS, all of which were issued or guaranteed by U.S. government agencies or sponsored enterprises. The anticipated repayments and marketability of these securities offer substantial resources and flexibility to meet new loan demand, reinvest in the investment securities portfolio, or provide optionality for reductions in our deposit funding base. At September 30, 2026, the duration of the investment securities portfolio was 3.7 years and the weighted average life was 4.6 years.

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

	September 30, 2026	December 31, 2025
Available FHLB borrowing capacity	$2,178,702	$1,536,090
Federal Reserve Bank discount window	1,750,692	1,416,059
Total off-balance sheet funds available	$3,929,394	$2,952,149

The Company had pledged $6.0 billion and $4.3 billion of loans as collateral to the FHLB and FRB discount window at September 30, 2026 and December 31, 2025, respectively. FHLB total borrowing capacity was $2.4 billion and $1.5 billion at September 30, 2026 and December 31, 2025, respectively. At September 30, 2026, the Company had $125.0 million outstanding borrowings with the FHLB. At December 31, 2025, the Company had no borrowings with the FHLB. At September 30, 2026, the Company’s available secured and committed borrowing capacity at the FHLB and Federal Reserve totaled $3.9 billion, compared to $3.0 billion at December 31, 2025.

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

At present, financing activities primarily consist of changes in deposits and repurchase agreements, and advances from the FHLB, in addition to the payment of dividends and the repurchase of our common stock. Maturing time deposits represent a potential use of funds. As of September 30, 2026, $1.1 billion of time deposits were scheduled to mature within 12 months. Based on the current interest rate environment and market conditions, our consumer banking strategy is to focus on attracting and maintaining both lower-cost transaction accounts and time deposits.

During the first quarter of 2026, the Company issued and sold $150.0 million aggregate principal amount of 5.875% fixed-to-floating rate subordinated notes at a public offering price equal to 100% of the aggregate principal amount of the notes. The net proceeds from the sale of the notes to the Company were approximately $147.3 million, after giving effect to the underwriting discount of 1.25% and estimated expenses of the offering of the notes. The Company intends to use the net proceeds for general corporate purposes. The

Company also holds other fixed-to-floating notes. The balance on all subordinated notes totaled $201.9 million and $54.5 million at September 30, 2026 and December 31, 2025, respectively.

Capital

Under the Basel III requirements, at September 30, 2026, the Company, NBH Bank and 2UniFi Bank met all capital adequacy requirements, and the Banks had regulatory capital ratios in excess of the levels established for well-capitalized institutions. For more information on regulatory capital, see note 10 in our consolidated financial statements.

Our shareholders’ equity is impacted by earnings, changes in unrealized gains and losses on securities, net of tax, stock-based compensation activity, share repurchases, shares issued in connection with acquisitions and the payment of dividends. On January 7, 2026, the Company issued 7.3 million new shares of common stock as part of the consideration related to the Vista acquisition.

The Board of Directors has authorized multiple programs to repurchase shares of the Company’s common stock from time to time either in open market transactions, in privately negotiated transactions, through Rule 10b5-1 plans, or by other means in accordance with applicable regulations of the SEC. On January 27, 2026, the Company announced that its Board of Directors authorized a new stock repurchase program under which the Company may repurchase up to $100.0 million of its common stock. The new program replaces in its entirety the stock repurchase program that was authorized by the Board of Directors and announced on May 9, 2023. No time limit has been set for completion of the program.

On September 30, 2026, the Board of Directors of the Company approved an additional authorization to repurchase up to $40.1 million of the Company's common stock. The authorization is in addition to the balance remaining at September 30, 2026 under the Company’s existing share repurchase authorization of $59.9 million. No time limit has been set for completion of the program.

During the three months ended September 30, 2026, the Company repurchased 285,164 shares of common stock for $11.9 million. During the nine months ended September 30, 2026, the Company repurchased 955,504 shares of common stock for $39.1 million. The aggregate remaining authorization under the programs as of September 30, 2026 was $100.0 million.

During the second quarter, we paid a quarterly dividend of $0.32 per common share for approximately $14.5 million on September 15, 2026, to shareholders of record at the close of business on August 28, 2026. On November 3, 2026, our Board of Directors declared a quarterly dividend of $0.33 per common share, payable on December 15, 2026, to shareholders of record at the close of business on November 27, 2026.

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

Our interest rate risk model indicated that the Company was in a slightly asset sensitive position in terms of interest rate sensitivity at September 30, 2026. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 100 and 200 basis point decrease in interest rates on net interest income based on the interest rate risk model at September 30, 2026 and December 31, 2025:

Hypothetical
shift in interest	% change in projected net interest income
rates (in bps)	September 30, 2026	December 31, 2025
200	3.26%	4.65%
100	1.80%	2.36%
(100)	(1.07)%	(1.95)%
(200)	(1.43)%	(3.13)%

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

As part of the asset/liability management strategy to manage primary market risk exposures expected to be in effect in future reporting periods, management has executed interest rate derivatives primarily using floors and collars. For further discussion of the Company’s derivative contracts refer to note 15. The strategy with respect to liabilities has been to continue to emphasize transaction deposit growth, particularly non-interest or low interest bearing non-maturing deposit accounts while building long-term client relationships. Non-maturing deposit accounts totaled 88.0% of total deposits at September 30, 2026, compared to 86.1% at December 31, 2025.

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

Off-Balance Sheet Activities

In the normal course of business, we are a party to various contractual obligations, commitments and other off-balance sheet activities that contain credit, market, and operational risk that are not required to be reflected in our consolidated financial statements. The most significant of these are the loan commitments that we enter into to meet the financing needs of clients, including commitments to extend credit, commercial and consumer lines of credit and standby letters of credit. As of September 30, 2026 and December 31, 2025, we had loan commitments totaling $1.9 billion and $1.1 billion, respectively, and standby letters of credit totaling $172.7 million and $8.0 million, respectively. Unused commitments do not necessarily represent future credit exposure or cash requirements, as commitments often expire without being drawn upon.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information called for by this item is provided under the caption Asset/Liability Management and Interest Rate Risk in Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.

Item 4. CONTROLS AND PROCEDURES.

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of September 30, 2026. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2026 the Company did not sell any unregistered equity securities.

Issuer Purchases of Equity Securities

				Maximum
			Total number of	approximate dollar
			shares purchased	value of shares
			as part of publicly	that may yet be
	Total number	Average price	announced plans	purchased under the
Period	of shares purchased	paid per share	or programs	plans or programs(3)(4)
Aug 1 - Aug 31, 2026(1)	247,306	42.73	191,708	64,604,400
Sept 1 - Sept 30, 2026(2)	96,397	39.82	93,456	100,000,000
Total	343,703	41.91	285,164

(1)

Of the shares repurchased in August 2026, 55,598 shares were purchased other than through publicly announced plans. These shares were purchased pursuant to the Company’s stock incentive plans at the then current market value in satisfaction of settlements and tax withholdings on restricted stock.

(2)

Of the shares repurchased in September 2026, 2,941 shares were purchased other than through publicly announced plans. These shares were purchased pursuant to the Company’s stock incentive plans at the then current market value in satisfaction of settlements and tax withholdings on restricted stock.

(3)

On January 27, 2026, the Company announced that its Board of Directors authorized a new stock repurchase program under which the Company may repurchase up to $100.0 million of its Common Stock from time to time in open market transactions, in privately negotiated transactions, through Rule 10b5-1 plans, or by other means in accordance with applicable securities laws. Under this authorization, $59.9 million remained available for purchase at September 30, 2026.

(4)

On September 30, 2026, the Board of Directors of the Company approved an additional authorization to repurchase up to $40.1 million of the Company's common stock. The authorization is in addition to the balance remaining at September 30, 2026 under the Company’s existing share repurchase authorization, for a total aggregate remaining authorization of $100.0 million at September 30, 2026. Repurchases may be made from time to time in open market transactions, in privately negotiated transactions, through Rule 10b5-1 plans, or by other means in accordance with applicable securities laws.

Item 5. OTHER INFORMATION.

During the nine months ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Date: November 3, 2026